Form 10-Q
SPECTRUM CONTROL INC
filed 1995-03-29
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended February 28, 1995

                    Commission File Number 0-8796


                       SPECTRUM CONTROL, INC.

        Exact name of registrant as specified in its charter


            Pennsylvania                        25-1196447
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization         Identification Number)

     6000 West Ridge Road, Erie, Pennsylvania     16506
            (Address)                          (Zip Code)


Registrant's telephone number, including area code (814)835-4000



                       Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          CLASS                    NUMBER OF SHARES OUTSTANDING


     Common, no par value                 10,548,540





                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX


                                                            Page
No.

PART I    FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets --
               February 28, 1995 and November 30, 1994      3 - 4


          Consolidated Condensed Statements of
               Income - Thirteen Weeks Ended
               February 28, 1995 and 1994                  5


          Consolidated Condensed Statements of
              Cash Flows - Thirteen Weeks Ended
               February 28, 1995 and 1994                   6


          Notes to Consolidated Condensed Financial
              Statements                                    7


          Management's Discussion and Analysis of
              Financial Condition and Results
                    of Operations                            8-9



PART II   OTHER INFORMATION                                  9

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                     (Thousands of Dollars)
                             February 28, 1995  November 30, 1994


ASSETS
CURRENT ASSETS

  Cash and short-term investments    $   139           $   102

  Accounts receivable, net of
     allowances                        8,049             7,717

  Inventories
     Finished goods                    1,930             1,756
     Work-in-process                   5,816             6,321
     Raw materials                     3,789             3,318
       Total inventories              11,535            11,395


  Deferred income taxes                  152               152

  Prepaid expenses and other
     current assets                       53               122

       Total current assets           19,928            19,488

PROPERTY, PLANT AND EQUIPMENT,
     at cost less accumulated
     depreciation of $19,562
     in 1995 and $19,005 in 1994      15,639            15,932

OTHER ASSETS
 Intangible assets                    1,591              1,708
 Deferred income taxes                  695                846
 Deferred charges                       129                121

        Total other assets            2,415              2,675

TOTAL ASSETS                       $ 37,982           $ 38,095


  The accompanying notes are an integral part of the financial statements.










SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                     (Thousands of Dollars)
                              February 28, 1995 November 30, 1994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt              $       4,042       $   4,096
  Accounts payable                     2,907           2,057
  Accrued salaries and wages             883           1,047
  Accrued interest                        92             133
  Accrued federal and state
     income taxes                         56              52
  Accrued other expenses                 636             774
  Current portion of long-term debt    2,602           3,078

          Total current liabilities   11,218          11,237

  LONG-TERM DEBT                       7,675           8,275

STOCKHOLDERS' EQUITY

  Common stock                        13,350          13,350
  Retained earnings                    5,989           5,488
  Foreign currency translation
     adjustment                         (250)           (255)

          Total stockholders' equity  19,089          18,583

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $  37,982       $  38,095


  The accompanying notes are an integral part of the financial statements.















SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                         (Thousands of Dollars Except Share Data)
                           Thirteen weeks ended February 28,
                                   1995        1994

Net sales                      $  11,309  $  10,060

Cost of products sold              7,867      7,271
Selling, general and
   administrative
   expense                         2,452      2,352
                                  10,319      9,623

Income from operations               990        437

Other income (expense)
   Interest expense                 (265)      (233)
   Other income                        -        221
                                    (265)       (12)
Income before provision
   for income taxes and
   cumulativeeffect of
   a change inaccounting
   principle                         725        425

Provision for income
   taxes                             224        131

Income before cumulative
   effect of a change
   in accounting
   principle                         501        294

Cumulative effect on
   prior years of
   changing the method
   of accounting for
   income taxes                        -      1,845

Net income                           501      2,139

Earnings per common
   share
   Income before cumulative
     effect of accounting
     change                       $ 0.05     $ 0.03
   Cumulative effect of
     accounting change                 -       0.18
   Net income                       0.05       0.21

Dividends declared per
   common share                        -          -

Weighted average number
   of common shares
   outstanding                10,548,540 10,311,264

  The accompanying notes are an integral part of the financial statements.














































SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                    (Thousands of Dollars)
                              Thirteen Weeks Ended February 28,
                                         1995      1994
NET CASH PROVIDED BY
  OPERATING ACTIVITIES               $   1,431   $    562

CASH FLOWS FROM INVESTING
   ACTIVITIES

    Purchase of property, plant
          and equipment                   (264)       (514)

         Net cash used in investing
          activities                      (264)       (514)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net proceeds (repayment) of
     short-term debt                        (54)       191
   Repayment of long-term debt           (1,076)      (322)
   Net proceeds from issuance
     of common stock                          -          5

         Net cash used in financing
          activities                     (1,130)      (126)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                            -        (21)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      37        (57)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      102        293

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $      139   $    236

CASH PAID DURING THE PERIOD

         Interest                     $     306   $    193
         Income taxes                        33         38


 The accompanying notes are an integral part of the financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 1995

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1994.


Note 1 --- Principles of Consolidation

     The consolidated condensed financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the Company), all of which are wholly-owned, except for Spectrum Polytronics, Inc. which is 96% owned.
To facilitate timely reporting, the fiscal quarters of a foreign subsidiary are based upon a fiscal year which ends
October 31. All significant intercompany accounts are eliminated upon consolidation.


Note 2 --- Foreign Currency Translation

     The assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current exchange rates.
Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. These translation adjustments are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income for the period in which the exchange rate changes.


Note 3 --- Earnings Per Common Share

     Earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period of computation. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options and warrants, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.



















































MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

 Consolidated 1995 net sales increased by $1.2 million or 12% from the first quarter of 1994. The increase in sales reflects additional shipment volume in several of the Company's electromagnetic interference ("EMI") product offerings, particularly EMI filtered connectors and EMI filter plates used by customers in the telecommunication industry.

 Gross margin was $3.4 million or 31% of sales in 1995, compared to $2.8 million or 28% of sales in 1994. During the first quarter of 1994, gross margin was negatively impacted by increased production costs at the Company's ceramic capacitor manufacturing operations in New Orleans, Louisiana.
These ceramic capacitor production problems were substantially corrected later in 1994.

  Selling, general and administrative expense was $2.5 million or 22% of sales in 1995, compared to $2.4 million or 23% of sales in 1994. The decrease in selling, general and administrative expense, as a percentage of sales, primarily reflects economies of scale realized with increased sales volume.

  Interest expense increased $32,000 in 1995, from $233,000 in 1994 to $265,000 in 1995. The increase in interest expense reflects higher short-term interest rates. During the first quarter of 1995, average short-term interest rates were approximately 9%, compared to 7% during the first quarter of 1994.

  During the first quarter of 1994, the Company generated
$221,000 from patent licensing activities.

  Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No.109. "Accounting for Income Taxes" ("SFAS No. 109"). The cumulative effect, through November 30, 1993, of adopting the new method of accounting for income taxes amounted to approximately $1.8 million or $0.18 per share. As permitted by SFAS No. 109. prior period financial statements were not restated. Accordingly, the cumulative effect of this change in accounting for income taxes was included in net income in the Company's consolidated statement of income for the thirteen weeks ended February 28, 1994.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -
CONTINUED

Liquidity, Capital Resources and Financial Condition

  The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). Under the terms of the
Line of Credit Agreement, borrowings and required payments are based upon an asset formula involving accounts receivable and inventories. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest on all borrowings at rates approximating the Bank's prevailing prime rate. At February 28, 1995, the Company had borrowed $3.9 million under this financing arrangement, with an additional borrowing availability of approximately $2.1 million under the asset formula. The current Line of Credit Agreement expires on April 30, 1997.

 The Line of Credit Agreement contains certain negative covenants. These negative covenants require the Company to receive prior written approval from the Bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, or merges or consolidates with any entity. In addition, the Line of Credit Agreement requires the Company to maintain certain minimum levels of tangible net worth and operating cash flow. At
February 28, 1995, the Company was in compliance with all of these financial covenants.

  The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $993,000 (1.5 million DM). At
February 28, 1995, the Company had borrowed $149,000
(225,000 DM) against these lines of credit. Borrowings under the lines of credit bear interest at rates approximating the prevailing prime rate and are payable upon demand.

  The Company's working capital and current ratio continued to improve during the period. At February 28, 1995, the Company had net working capital of $8.7 million compared to $8.3 million at November 30, 1994.  Current assets were 1.78
times current liabilities at February 28, 1995, compared to 1.73 at November 30, 1994.











MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -
CONTINUED

  During the first thirteen weeks of 1995, net cash provided by operations amounted to $1.4 million, an increase of $869,000 from the comparable period of 1994. In addition to capital expenditures of $264,000, this positive cash flow was utilized to repay $1.1 million of indebtedness. As a result of this debt reduction and the increase in stockholders' equity from earnings during the period, the Company's debt to equity ratio also continued to improve. Total liabilities to net worth were
0.99 at February 28, 1995 versus 1.05 at November 30, 1994.

  The Company expects that cash generated from operations and existing lines of credit will be sufficient to meet its operating requirements throughout 1995, including scheduled long-term debt repayment and planned capital expenditures.

Impact of Inflation

  In recent years, inflation has not had a significant impact on the Company's operations. However, the Company continuously monitors operating price increases, particularly in connection with the supply of precious metals used in the Company's
manufacturing of ceramic capacitors.   To the extent permitted by
competition, the Company passes increased costs on to its customers by increasing sales prices over time. Sales increases reported during the current period, however, have substantially arisen from increased sales volume, not increases in selling prices.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

 SIGNATURES





       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on ts behalf by the undersigned thereunto duly authorized.








                                        Spectrum Control, Inc.
                                             (Registrant)


Date     March 30, 1995         By   /s/John P. Freeman
                                        John P. Freeman,
                                        Vice President
                                        and Chief Financial
                                        Officer