Form 10-Q
period 1995-05-31
SPECTRUM CONTROL INC
filed 1995-07-05
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended May 31, 1995

                    Commission File Number 0-8796


                       SPECTRUM CONTROL, INC.

        Exact name of registrant as specified in its charter


            Pennsylvania                        25-1196447
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification Number)

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

                         Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          CLASS                    NUMBER OF SHARES OUTSTANDING


     Common, no par value                 10,577,040





                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX


                                                            Page
No.

PART I    FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets --
               May 31, 1995 and November 30, 1994           3-4


          Consolidated Condensed Statements of
               Income - Thirteen Weeks Ended
               and Twenty-Six Weeks Ended
               May 31, 1995 and 1994                         5

          Consolidated Condensed Statements of
              Cash Flows - Twenty-Six Weeks Ended
               May 31, 1995 and 1994                         6


          Notes to Consolidated Condensed Financial
              Statements                                     7


          Management's Discussion and Analysis of
              Financial Condition and Results
                    of Operations                           8-10

PART II   OTHER INFORMATION                                  10

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                     (Thousands of Dollars)
                                  May 31, 1995  November 30, 1994


ASSETS
CURRENT ASSETS

  Cash and short-term investments    $   120           $   102

  Accounts receivable, net of
     allowances                        8,461             7,717

  Inventories
     Finished goods                    1,736             1,756
     Work-in-process                   5,912             6,321
     Raw materials                     3,461             3,318
       Total inventories              11,109            11,395



  Prepaid expenses and other
     current assets                      199               122

       Total current assets           19,889            19,488

PROPERTY, PLANT AND EQUIPMENT,
     at cost less accumulated
     depreciation of $20,238
     in 1995 and $19,005 in 1994      15,941            15,932

OTHER ASSETS
 Intangible assets                    1,481              1,708
 Deferred income taxes                  574                846
 Deferred charges                       135                121

        Total other assets            2,190              2,675

TOTAL ASSETS                       $ 38,020           $ 38,095







  The accompanying notes are an integral part of the financial statements.










SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                     (Thousands of Dollars)
                                  May 31, 1995  November 30, 1994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt              $       3,911       $   4,096
  Accounts payable                     2,518           2,057
  Accrued salaries and wages             976           1,047
  Accrued interest                        75             133
  Accrued federal and state
     income taxes                          -              52
  Accrued other expenses                 847             774
  Current portion of long-term debt    2,276           3,078

          Total current liabilities   10,603          11,237

  LONG-TERM DEBT                       7,440           8,275

STOCKHOLDERS' EQUITY

  Common stock                        13,374          13,350
  Retained earnings                    6,697           5,488
  Foreign currency translation
     adjustment                         (94)           (255)

          Total stockholders' equity  19,977          18,583

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $  38,020       $  38,095










  The accompanying notes are an integral part of the financial statements.






SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (UNAUDITED)
                           (Thousands of Dollars Except Per Share Data)

                       Thirteen Weeks Ended    Twenty-Six Weeks Ended

                       May 31,1995 May 31,1994 May 31,1995  May31,1994

Net sales                 $ 12,081   $  11,933   $  23,390    $21,993

Cost of products sold        8,274       8,311      16,141     15,582
Selling, general and
   administrative
   expense                   2,636       2,337       5,088      4,689
                            10,910      10,648      21,229     20,271

Income from operations       1,171       1,285       2,161      1,722

Other income (expense)
   Interest expense           (250)       (254)       (515)      (487)
   Other income                  -           8           -        229
                              (250)       (246)       (515)      (258)

Income before provision
   for income taxes and
   cumulative effect of
   a change in accounting
   principle                   921       1,039       1,646      1,464

Provision for income
   taxes                       213         323         437        454


Income before cumulative
   effect of a change
   in accounting
   principle                   708         716       1,209      1,010


Cumulative effect on
   prior years of
   changing the method
   of accounting for
   income taxes                  -            -          -      1,845

Net income                  $  708      $  716     $ 1,209    $ 2,855


Earnings per common
   share
   Income before cumulative
     effect of accounting   $ 0.07      $ 0.07     $  0.12    $  0.10
     change
   Cumulative effect of
   accounting change             -           -           -       0.18
   Net income               $ 0.07      $ 0.07     $   0.12   $  0.28








SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)






Dividends declared per
   common share                 -            -            -         -

Weighted average number
   of common shares
   outstanding             10,555,624   10,396,757  10,552,081  10,354,011



































     The accompanying notes are an integral part of the financial statements.





SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                    (Thousands of Dollars)
                                 Twenty-Six Weeks Ended May 31,
                                         1995      1994
NET CASH PROVIDED BY
  OPERATING ACTIVITIES               $   2,996    $   621

CASH FLOWS FROM INVESTING
   ACTIVITIES

    Purchase of property, plant
          and equipment                   (957)       (877)

         Net cash used in investing
          activities                      (957)       (877)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net proceeds (repayment) of
     short-term debt                      (218)         984
   Repayment of long-term debt           (1,833)     (1,110)
   Net proceeds from issuance
     of common stock                         24         351

         Net cash provided by
         (used in) financing
          activities                     (2,027)        225

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                            6           -



NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      18        (31)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      102        293

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $      120   $    262

CASH PAID DURING THE PERIOD

         Interest                     $     573   $    449
         Income taxes                       205        298

 The accompanying notes are an integral part of the financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MAY 31, 1995

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








SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MAY 31, 1995
CONTINUED




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







































MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SECOND QUARTER 1995 VERSUS SECOND QUARTER 1994

Results of Operations

 Overall, net sales increased slightly during the period, with consolidated net sales of $12.1 million in 1995 and $11.9 million in 1994. In the second quarter of 1995, increased shipments to customers in the telecommunication industry were partially offset by reduced shipment volume to customers acting as prime suppliers to the military and aerospace industries.

 Gross margin was $3.8 million or 32% of the sales in 1995, compared to $3.6 million or 30% of sales in 1994. The increase in gross margin primarily reflects reductions in manufacturing overhead and changes in sales mix.

 Selling, general and administrative expense increased during the period. In the second quarter of 1995, selling, general and administrative expense was $2.6 million or 22% of sales, compared to $2.3 million or 20% of sales for the same period last year. In 1994, the Company delayed or postponed certain discretaionary expenses. Accordingly, although the Company is continuing its efforts to reduce operating costs, the reduction in 1994 selling, general and administrative expense is not expected to be sustained in 1995.


Twenty-Six Weeks 1995 Versus Twenty-Six Weeks 1994

Results of Operations

 Consolidated 1995 net sales increased by $1.4 million or 6% from the first half of 1994. The increase in sales reflects additional shipment volume in several of the Company's electromagnetic interference ("EMI") product offerings, particularly EMI filtered connectors and EMI filter plates used by customers in the telecommunication industry. Overall, average selling prices remained relatively stable throughout the period.

 During the first half of 1995, gross margin was $7.2 million or 31% of sales, compared to $6.4 million or 29% of sales for the first half of 1994. During the first three months of 1994, gross margin was negatively impacted by increased production costs at the Comcpany's ceramic capacitor manufacturing operations in New Orleans, Louisiana.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
CONTINUED


These ceramic capacitor production problems were substantially corrected later in 1994. In addition, 1995 gross margin was positively impacted by changes in sales mix and reductions in certain manufacturing overhead costs.

 Selling, general and administrative expense increased by $399,000 in the first half of 1995 and was 22% of net sales compared to 21% in 1994. This increase primarily reflects additional general and administrative expenses in 1995.
As previously discussed, certain discretaionary expenses were delayed or postponed in 1994. Accordingly, Management believes that the current period selling, general and administrative expenses are more indicative of future expected operating costs.

 Interest expense increased $28,000 in 1995, from $487,000 in 1994 to $515,000 in 1995. The increase in interest expense reflects higher short-term interest rates. During the first half of 1995, average short-term interest rates were approximately 9%, compared to 7% during the first half of 1994.

 During the first half of 1994, the Company generated $229,000 of other income, principally from patent licensing activities.

 The Company's effective income tax rate was approximately 27% for the first half of 1995, compared to 31% for the comparable period of 1994. The decline in the 1995 effective tax rate primarily reflects decreases in the valuation allowance for deferred tax assets relating to foreign net operating loss carryforwards.

 Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No.109. "Accounting for Income Taxes" ("SFAS No. 109"). The cumulative effect, through November 30, 1993, of adopting the new method of accounting for income taxes amounted to approximately $1.8 million or $0.18 per share. As permitted by SFAS No. 109. prior period financial statements were not restated. Accordingly, the cumulative effect of this change in accounting for income taxes was included in net income in the Company's consolidated statement of income for the first half of 1994.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
CONTINUED

Liquidity, Capital Resources and Financial Condition

  The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). Under the terms of the
Line of Credit Agreement, borrowings and required payments are based upon an asset formula involving accounts receivable and inventories. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest on all borrowings at rates approximating the Bank's prevailing prime rate. At May 31,1995, the Company had borrowed $3.5 million under this financing arrangement, with an additional borrowing availability of approximately $2.5 million under the asset formula. The current Line of Credit Agreement expires on April 30, 1997.

 The Line of Credit Agreement contains certain negative covenants. These negative covenants require the Company to receive prior written approval from the Bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, or merges or consolidates with any entity. In addition, the Line of Credit Agreement requires the Company to maintain certain minimum levels of tangible net worth and operating cash flow. At
May 31, 1995, the Company was in compliance with all of these financial covenants.

  The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.1 million (1.5 million DM).
At May 31, 1995, the Company had borrowed $380,000 (524,000 DM) against these lines of credit. Borrowings under the lines of credit bear interest at rates approximating the prevailing prime rate and are payable upon demand.

  The Company's working capital and current ratio continued to improve during the period. At May 31, 1995, the Company had net working capital of $9.3 million compared to $8.3 million at November 30, 1994.  Current assets were 1.88
times current liabilities at May 31, 1995, compared to 1.73 at November 30, 1994.











MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
CONTINUED

  During the first half of 1995, net cash provided by operations amounted to $3.0 million, an increase of $2.4 million from the comparable period of 1994. In addition to capital expenditures of $1.0 million, this positive cash flow was utilized to repay $2.0 million of indebtedness. As a result of this debt reduction and the increase in stockholders' equity from earnings during the period, the Company's debt to equity ratio also continued to improve. Total liabilities to net worth were
0.90 at May 31, 1995 versus 1.05 at November 30, 1994.

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

 SIGNATURES





       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        Spectrum Control, Inc.
                                             (Registrant)


Date     June 27, 1995         By   /s/John P. Freeman
                                        John P. Freeman,
                                        Vice President
                                        and Chief Financial
                                        Officer