Form 10-K
period 1995-11-30
SPECTRUM CONTROL INC
filed 1996-02-23
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-K

       [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended November 30, 1995

                                  OR

       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............ to ............

                        Commission File Number 0-8796

                           SPECTRUM CONTROL, INC.

                       (a Pennsylvania Corporation)
              (I.R.S. Employer Identification No. 25-1196447)
             6000 West Ridge Road, Erie, Pennsylvania 16506
                         Telephone 814-835-4000

    Securities registered pursuant to Section 12(b) of the Act:
                                  None

    Securities registered pursuant to Section 12(g) of the Act:
                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS             ON WHICH REGISTERED
          Common Stock - No Par Value     National Association of
                                          Securities Dealers'
                                          National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K [ X ].

At January 31, 1996, the aggregate market value of voting Common
Stock held by non-affiliates of the registrant based on a closing price of $3.125 was $28,771,141. As of January 31, 1996, the registrant had outstanding 10,715,399 shares of Common Stock, no par value.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 1, 1996 are incorporated by reference into
Part III of this Form 10-K.

                                 PART I
ITEM 1.       BUSINESS

GENERAL

          Spectrum Control, Inc. was incorporated in Pennsylvania in 1968. Spectrum Control, Inc. and its consolidated subsidiaries (the "Company") design, manufacture and market a broad line of electromagnetic compatibility
(EMC) products designed to protect electronic equipment against interference from random electromagnetic waves. The Company provides an integrated approach to EMC problem solving by offering customers consulting, diagnostic testing and manufacturing services. These services include testing for EMC problems (at the Company's own test facilities or on location), analyzing test results, proposing design solutions, producing the required components and supplying these components on a continuing basis. A majority of the Company's products are custom designed, in many instances at the recommendation of Company engineers based upon their analysis of test results. The Company sells its EMC testing services and components to a broad base of customers for use in communication systems, data processing, telecommunications, process control and other equipment. On occasion, the Company also acts as an engineering consultant with respect to EMC problems where no purchase of the Company's product is contemplated. Less than 1% of the Company's revenue is derived from pure consulting. However, a number of the Company's manufactured product applications result from consulting activity.

    The need for EMC products results from the increasing dependency of our society on electrical equipment of various kinds, ranging from radios and televisions to sophisticated computers and communication systems. This equipment both emits, and is sensitive to, random electromagnetic waves over a broad spectrum of wave lengths, which can interfere with and degrade the performance of other electric equipment. The Company's products are designed to suppress the emission of unwanted waves or to reduce their strength to an innocuous level, by reflecting them from one component to another in series or by converting their energy into heat which is then dissipated.

     Spectrum Control Technology, Inc., a wholly-owned subsidiary, maintains a facility in New Orleans, Louisiana, with advanced manufacturing equipment designed for the production of ceramic capacitors. Currently, this subsidiary primarily manufactures ceramic discoidal and tubular capacitors used in the Company's EMC filter products.

     Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach, Germany (the "Subsidiary"), acts as a distributor for the Company's electronic filter products in the European market. Prior to June 1, 1993, the Subsidiary also designed, manufactured and sold active electronic components in the form of hybrid integrated circuits ("HIC"). Effective
June 1, 1993, the Company adopted a formal plan to discontinue the Subsidiary's HIC operations and sell the related HIC assets. An estimated loss of $2.4 million on the disposal of the discontinued HIC operation was provided for and charged against income in the year ended November 30, 1993. This provision represented the estimated loss on the disposal of HIC assets, severance pay and other direct costs and expenses expected to be incurred upon the discontinuance of HIC operations, and expected operating losses during the phase-out period of HIC operations. In 1994, the phase-out of HIC operations was completed and all HIC assets were sold at actual losses approximating the $2.4 million provision.

PRODUCTS

    Control of unwanted electromagnetic waves is accomplished through various combinations of electromagnetic interference (EMI) suppression devices. The EMI suppression devices currently produced by the Company include those that are utilized as circuit components and whose function is to permit the desired frequencies to pass through a circuit while rejecting or preventing the unwanted signals. The majority of these products are composed of either reactive (reflecting energy) or loss (dissipating energy) elements or at times, combinations of the two. These products can be utilized as individual components or combined in various configurations to provide the amount of EMI control needed.

     The Company also manufactures and sells passive electromagnetic components including ceramic discoidal capacitors and tubular capacitors (Spectrum Control Technology, Inc.).

     The Company's products are sold to manufacturers of a wide variety of electronic equipment, including telephone systems, mobile radios and CATV systems; navigational aids and radio communication systems used in military and commercial aircraft; communications and telemetry systems used in aerospace programs; computers and computer peripherals and various types of electronic testing equipment.

     Approximately 40% of the Company's total revenue during fiscal year 1995 was derived from sales of its components for use in telecommunications. Most of these components are custom designed not only to conform to the specifications and requirements of the particular purchaser, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.

BUSINESS SEGMENTS

   The Company currently operates exclusively in a single industry as manufacturer of electronic components and a consultant in the field of electromagnetic compatibility.

      The Company has operations in the United States and Germany.
Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities.  The geographic distribution of sales, operating profit and identifiable assets for
1995, 1994, and 1993 is as follows
(in thousands):
                                       UNITED
1995                                   STATES    GERMANY   ELIMINATIONS TOTAL
Revenue from unaffiliated
         customers                     $41,251   $8,046    $  -         $49,297
Transfers between geographic
         areas                           5,347    -         5,347        -
Total revenues                          46,598    8,046     5,347        49,297

Operating income                         3,854    1,191     -             5,045

Identifiable assets at
          November 30, 1995             34,052    5,746       300        39,498

                                       UNITED
1994                                   STATES   GERMANY    ELIMINATIONS  TOTAL
Revenue from unaffiliated
          customers                    $37,970   $5,689    $   -         $43,659
Transfers between geographic
          areas                          3,809   -          3,809        -
          Total revenues                41,779    5,689     3,809         43,659

Operating income                         1,976    1,320     -              3,296

Identifiable assets at
         November 30, 1994              33,857    4,488       250         38,095


                                       UNITED
1993                                   STATES    GERMANY   ELIMINATIONS  TOTAL
Revenue from unaffiliated
         customers                     $36,415   $4,921    $  -          $41,336
Transfers between geographic
         areas                           2,826   -          2,826        -
         Total revenues                 39,241    4,921     2,826         41,336

Operating income                         3,854    1,295     -              5,149

Identifiable assets at
         November 30, 1993              33,850    4,627       285         38,192

      In 1995, 1994, and 1993, the Company had export sales of $13,295,000, $9,141,000, and $9,687,000 respectively. In each of these years, export sales represented approximately 27%, 21%, and 23%, respectively, of the Company's consolidated net sales.

PRODUCTION

      The Company's wholly-owned subsidiary, Spectrum Control Technology, Inc. in New Orleans, Louisiana, designs and manufactures ceramic capacitors. These elements are utilized in the manufacture and assembly of various electronic filter products at the Company's Electromagnetic Division and Connecting De-vices Division, both of which are located in Fairview, Pennsylvania.
Although the Company produces a standardized line of electronic filter products for sale from inventory and to customer order, most orders require relatively short production runs of custom designed components.

      The Company purchases brass bushings, castings, miniature metal stamp-ings, as well as other hardware used in the assembly and production of its components. These items are available from numerous sources. The principal raw materials used by the Company in the manufacture of ceramic capacitors are silver, palladium, platinum and barium titanate ceramic. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations.

     Historically, the Company has not experienced difficulty in obtaining any of the component parts or raw materials necessary for its manufacturing operations.

SALES AND DISTRIBUTION

      The Company markets its products through direct factory sales, its own field sales engineers, as well as sales representatives, agents and distributors. The Company's field sales engineers are able to match the Company's product offerings to customer requirements through specifications provided by customer buyers and design engineers. In so doing, the field sales engineer serves a dual role of designing solutions to electromagnetic compatibility problems, as well as conducting normal field sales activities.

      During fiscal year 1995, the Company sold its products to approximately 1,200 accounts. Sales of components to the Company's top ten customers represented 50% ($24.7 million) of total consolidated net sales in 1995.
The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 14% in 1995, and 12% in 1994 and 1993 of total consolidated net sales. The Company's second largest single customer represented 9% of total consolidated net sales in 1995 and 1994, and 5% in 1993. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

     The Company maintains in inventory certain standard component products. Domestic distribution is done through various national and regional distributors. International distribution is done through Spectrum Control GmbH.

     Shipments are made by common carrier. Since the components are either small or miniaturized and light weight, shipping charges do not affect the Company's ability to compete for business domestically or abroad.

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

     The Company's backlog, which consists of purchase orders by customers, totalled approximately $18.7 million at November 30, 1995 and $13.9 million at November 30, 1994. It is anticipated that approximately 90% of the Company's backlog as of November 30, 1995 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. During the next two years, the Company expects to significantly reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.

EMPLOYEES

    At November 30, 1995, the Company employed 792 persons, including officers. The Company has never suffered a work stoppage and regards its employee relations as good. The employees are not covered by collective bargaining agreements.

PATENTS

      The Company is the owner of United States Patents for a solderless mounting filter connection and filtered-shielded D-Subminiature connectors. While these patents are believed to have commercial value, they are not material to the Company's business.

     The Company holds twenty (20) United States Patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value these patents and related licenses may have.

     None of the Company's issued patents have been legally challenged.

GOVERNMENTAL REGULATIONS

    In order to qualify as an approved supplier of EMI/EMC products for use in equipment purchased by the military services or aerospace programs, the Company is required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, the Navy, NASA, NSA and the AEC. The Company's products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. Components produced by the Company for use in commercial and industrial equipment must conform to the specifications of certain other agencies concerned with EMC problems, including the Bureau of Radiological Health, the Department of Transportation and the Department of Defense, in addition to the FCC. To the extent required, the Company meets or exceeds all of these specifications.

     The Company is subject to numerous federal, state and local regulations relating to air and water quality, the disposal of hazardous waste materials, safety, and health. Compliance with applicable environmental regulations has not significantly changed the Company's competitive position, capital spending, or earnings in the past and the Company does not presently anticipate that compliance with such regulations will change its competitive position, capital spending, or earnings for the foreseeable future. The Company continuously monitors regulatory matters and believes that it is currently in compliance in all material respects with applicable environmental laws and regulations.

COMPETITION

     The Company is subject to competition in all of its marketing areas. There are presently over twenty (20) other firms engaged in producing electromagnetic compatibility components, a number of which have substantially larger financial resources and facilities. It is difficult to determine the annual sales volume of competing firms, because a number of such competitors are also engaged in other lines of business or are closely held and, accordingly, authoritative statistics are not available.

     Among the Company's principal competitors are: AMP, AVX, Amphenol, Captor, Corcom and Tusonix. The Company believes that it is competitive with these companies in the areas of quality, delivery, price and technological innovation; however, to the extent it produces a broader line of EMC products and provides customers with more complete testing facilities, the Company believes that it may enjoy a competitive advantage. Obsolescence has not been a material factor in the Company's business in the past; however, in common with other manufacturers of sophisticated electrical products, the possibility exists that technological developments by competitors may have an adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT

     In recent years, the Company's research and development efforts have focused on expanding the Company's materials technology, improving existing product offerings, developing product offering variations, and designing specialized production equipment to improve manufacturing efficiencies. Research and development expense amounted to $771,000 in 1995, $237,000 in 1994, and $555,000 in 1993.

OTHER MATTERS

      The business of the Company is not subject to any significant seasonal fluctuations. The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

ITEM 2.      PROPERTIES

                                                                   PRINCIPAL
                                                                   BALANCE
                                                                   OUTSTANDING
                                        APPROXIMATE                AT 11/30/95
                                        SQUARE FEET                ON RELATED
LOCATION                 FUNCTION       OF FLOOR AREA   OWNERSHIP  MORTGAGE

8061 Avonia Road         Manufacturing,    36,000        Owned     $   499,000
Fairview, PA             EMI Testing

6000 West Ridge Road     Manufacturing,    25,000        Owned     $    32,000
Fairview, PA             Corporate Offices

4100 Michoud Blvd.       Manufacturing    100,000        Owned     $ 2,800,000
New Orleans, LA

Hansastrasse 6           Sales
Schwabach, Germany       Distribution     25,000         Owned      $2,068,000


(1) In addition to the above mortgages, the Company's domestic properties are encumbered in connection with the collateralization of certain short term and long-term bank indebtedness.

(2) The Company's office and manufacturing space is adequate for its existing requirements and its projected business needs.

ITEM 3.      LEGAL PROCEEDINGS

  The Company is not currently involved in any litigation of a material nature.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                 PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS




    The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol SPEC.  The high and low sales prices for the Common Stock for each quarter during fiscal years 1995 and 1994 are set forth below.
                                  HIGH                LOW
Fiscal 1995
First quarter                   $ 2.38             $  1.63
Second quarter                    3.00                2.00
Third quarter                     4.25                2.25
Fourth quarter                    4.50                3.13



                                  HIGH                LOW
Fiscal 1994
First quarter                  $  5.00             $  3.63
Second quarter                    4.13                2.63
Third quarter                     3.13                2.25
Fourth quarter                    3.13                1.88


     At January 31, 1996, the Company had 10,715,399 shares of Common Stock outstanding, which were held by approximately 8,000 stockholders of record. The Company has not paid cash dividends on its Common Stock since 1988.
While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.


ITEM 6.    SELECTED FINANCIAL DATA
                                         YEARS ENDED NOVEMBER 30
                           (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                           1995      1994      1993      1992     1991
Operating Data
      Net sales            $49,297   $43,659   $41,336   $31,590  $26,790
      Income (loss)
      from continuing
        operations           2,984     2,055     3,898     1,992    (844)
      Income (loss) from
        discontinued
        operations (1)      -        -         (2,916)     (560)     153

      Extraordinary
        item (2)            -        -           4,012     -       -
      Accounting
        change (3)          -          1,845     -         -       -
      Net income (loss)      2,984     3,900     4,994     1,432    (691)
      Earnings (loss)
        per common share:
        Continuing
          operations          0.28      0.19      0.38      0.20    (0.09)
        Discontinued
          operations        -         -        (0.28)    (0.05)    0.02
        Extraordinary
          item              -         -           0.39    -        -
        Accounting change   -           0.18    -         -        -
        Net income            0.28      0.37      0.49      0.15    (0.07)
    Dividends per share     -         -         -         -        -

Financial Position

      Total assets          39,498    38,095    38,192    37,034   35,218
      Long-term debt         6,569     8,275     9,701    16,537   18,958
      Stockholders'
        equity              21,781    18,583    14,165    9,132     6,686

(1) In 1993, the Company adopted a formal plan to discontinue its hybrid integrated circuit operations ("HIC") and sell the related HIC assets. A loss of $2,433,000 on the disposal of the discontinued HIC operations was provided for and charged against income in 1993. HIC operating results have been segregated and reported separately from continuing operations for each of the years included above. See Note 3 of the Notes to Consolidated
Financial Statements.
(2) In 1993, the Company recognized a gain on extinguishment of debt of $4,012,000, net of of applicable income taxes of $446,000. See Note 8 of the Notes to Consolidated Financial Statements.
(3) In 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect, through November 30, 1993, of this change in accounting amounted to $1,845,000 or $0.18 per share. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated 1995 net sales increased by $5.6 million or 13% from 1994. The increase in sales primarily reflects additional shipment volume of electromagnetic interference ("EMI") filter plates and EMI filtered connectors used by customers in the telecommunication industry. Overall, average selling prices declined in 1995 and 1994 as a result of competitive and market pressures.

     Consolidated 1994 net sales increased by $2.3 million or 6% from 1993. The increase in sales reflects additional shipment volume in several of the Company's product offerings, including EMI multi-section filters used in various applications and EMI filter plates used in telecommunications. Consolidated 1993 net sales included $1.3 million in shipments from the customer order backlog purchased from Murata Erie North America, Ltd. as part of the Asset Purchase Agreement described below.

     Gross margin was $16.1 million or 33% of sales in 1995, compared to $13.0 million or 30% of sales in 1994, and $15.1 million or 36% of sales in 1993. In 1993, gross margin was positively impacted by a favorable sales mix which included significant shipments of certain EMI filter products used in military and aerospace applications. Along with the selling price pressures indicated above, 1994 gross margin was negatively impacted by increased production costs at the Company's ceramic capacitor manufacturing operation in New Orleans, Louisiana. These ceramic capacitor production problems were substantially corrected late in 1994. In addition to these reduced production costs, 1995 gross margin reflects economies of scale realized with additional shipment volume.

     The Company continuously attempts to identify and implement programs to reduce manufacturing costs and improve product yields at all of its manufacturing locations. Management currently anticipates the impact of several material cost reduction programs will begin to be realized in the second half of fiscal year 1996.

     Selling, general and administrative expense, as a percentage of sales, was stable in 1995 and 1994 with overall expenses of $11.0 million or 22% of sales in 1995 and $9.7 million or 22% of sales in 1994. As a result of greater sales volume, selling expense increased in 1995, amounting to $6.2 million in 1995 and $5.4 million in 1994.

     Selling, general and administrative expense was $9.7 million or 22% of sales in 1994, compared to $9.9 million or 24% of sales in 1993. As a percentage of sales, selling expense remained relatively constant at 12% in 1994 and 1993. General and administrative expense declined in 1994, principally as a result of delaying or foregoing certain discretionary expenditures.

     Interest expense decreased by $95,000 in 1995, $154,000 in 1994 and $257,000 in 1993, with interest expense amounting to $908,000 in 1995, $1.0 million in 1994, and $1.2 million in 1993. In addition to the debt restructuring described below, the Company repaid indebtedness of $2.9 million in 1995, $3.0 million in 1994, and $2.9 million in 1993. The Company's average short-term interest rates were 8.5% in 1995, 7.5% in 1994, and 7.4% in 1993.

     The Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company recognizes gains and losses on foreign currency transactions. The Company incurred net losses of $45,000 in 1995 and $80,000 in 1994, and net gains of $62,000 in 1993, on these foreign currency transactions.

   The Company's effective tax rate on income from continuing operations was approximately 27% in 1995, 23% in 1994, and 8% in 1993. As discussed below, the Company adopted a new method of accounting for income taxes effective December 1, 1993. The increase in the 1995 and the 1994 effective tax rates primarily reflects changes under the new method of accounting in the recognition of tax benefits from the utilization of net operating loss carryforwards.

     Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach, Germany (the "Subsidiary"), acts as a distributor for the Company's electronic filter products in the European market. Prior to June 1, 1993, the Subsidiary also designed, manufactured and sold active electronic components in the form of hybrid integrated circuits ("HIC"). Effective June 1, 1993, the Company adopted a formal plan to discontinue the Subsidiary's HIC operations and sell the related HIC assets. An estimated loss of $2.4 million on the disposal of the discontinued HIC operations was provided for and charged against income in the year ended November 30, 1993. This provision represented the estimated loss on the disposal of HIC assets, severance pay and other direct costs and expenses expected to be incurred upon the discontinuance of HIC operations, and expected operating losses during the phase-out period of HIC operations. In 1994, the phase-out of HIC operations was completed and all HIC assets were sold at actual losses approximating the $2.4 million provision.

     HIC operating losses for the six months ended May 31, 1993 amounted to $483,000, with net sales of approximately $1.2 million and operating expenses of $1.7 million. During the phase-out of HIC operations, operating losses amounted to $653,000, with net sales of $991,000 and operating expenses of approximately $1.6 million. Because of limitations on recording benefits of net operating loss carryforwards, the Company has not recorded a tax benefit for the losses of the discontinued HIC operations.

    Spectrum Control Technology, Inc., a wholly-owned subsidiary of the Company ("Spec Tech"), financed the acquisition of certain land, building and equipment in 1986 by assuming a $7.8 million industrial development authority bond issue. In February, 1993, the Company entered into separate agreements with the bondholders to purchase all of the remaining outstanding bonds with an aggregate face value of $7.7 million (the "Purchase Agreements"). Under the terms of the Purchase Agreements, the Company acquired the outstanding bonds at an aggregate purchase price of approximately $3.2 million. In addition, the Company granted stock warrants that entitle the former bond-holders to purchase an aggregate of 275,000 shares of the Company's Common Stock through February, 1996, at exercise prices ranging from $4.00 to $5.00 per share. In August, 1993, the Company and PNC Bank of Erie, Pennsylvania (the "Bank") completed a refinancing arrangement under which industrial development authority bonds in the principal amount of $3.2 million were issued to refund the original bond issue. The newly issued bonds, which bear interest at approximately 50% of the prevailing prime rate, are col-lateralized by SpecTech's land, building and equipment and the guaranty of the Company, and have annual scheduled principal payments ranging from $200,000 to $300,000 through the year 2007.

     As a result of this debt restructuring, the Company recognized an extraordinary gain of approximately $4.5 million, representing the difference between the face value of the bonds of $7.7 million and the fair market value of the consideration given to the bondholders of approximately $3.2 million. The extraordinary gain, net of applicable income taxes of $446,000, has been included in the Company's results of operations for the year ended November 30, 1993.

     Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Previously, the Company had recorded income taxes in accordance with Statement of Financial Accounting Standards No. 96. The changes in accounting for income taxes required by SFAS No. 109 include, among other provisions, changes in the criteria for recognizing deferred tax assets.

     The cumulative effect, through November 30, 1993, of adopting the new method of accounting for income taxes amounted to approximately $1.8 million or $0.18 per share. As permitted by SFAS No. 109, prior period financial statements have not been restated. Accordingly, the cumulative effect of this change in accounting for income taxes has been included in net income in the Company's Consolidated Statement of Income for the year ended November 30,1994.

     At November 30, 1995, the Company has recorded net deferred tax assets of $371,000, primarily related to U.S. net operating loss and tax credit carryforwards. At November 30, 1995, the Company has U.S. net operating loss carryforwards for tax purposes of $3.3 million and U.S. tax credit carryforwards of $234,000, expiring at varying dates through the year 2006. Based upon the earnings history of the Company's U.S. operations, Management has determined that it is more likely than not that these deferred tax assets will be realized during the carryforward period to offset future taxable income from ordinary and recurring operations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     In 1992, the Company executed an Asset Purchase Agreement (the "Agree-ment") to acquire certain assets of Murata Erie North America, Ltd. ("Murata Erie"), an Ontario, Canada manufacturing corporation. The assets acquired consisted of inventory, tooling, engineering drawings, manufacturing doc-umentation, and customer order backlog for the electronic filter products formerly produced at the Murata Erie manufacturing facility in Trenton, Ontario, Canada. Under the Agreement, the cost of the assets acquired was contingent upon the Company's usage of the inventory and shipments from the Company's Electromagnetic Division through May, 1994. As a result, the total acquisition cost of the assets and the related obligation to Murata Erie amounted to $3.9 million. The Company's obligation to Murata Erie required quarterly principal and interest payments from April, 1993 through May, 1995, with interest at the prevailing prime rate. At November 30, 1995, the Company's obligation had been fully repaid and there was no remaining obligation to Murata Erie.

     The Company maintains a $6.0 million revolving line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). Under the terms of the Line of Credit Agreement, borrowings and required payments under the revolving credit line are based upon an asset formula involving accounts receivable and in-ventories. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with average interest rates on borrowings of approximately 1/2% below the Bank's prevailing prime rate. At November 30, 1995, the Company had additional borrowing avail-ability of approximately $2.4 million under the asset formula. The current Line of Credit Agreement expires on April 30, 1997.

     The Line of Credit Agreement contains certain negative convenants. These negative covenants require the Company to receive prior written approval from the Bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, or merges or consolidates with any entity. In addition, the Line of Credit Agreement requires the Company to maintain minimum levels of tangible net worth and operating cash flow. At November 30, 1995, the Company was in compliance with all of these financial covenants.

     In 1994, the Company and the Bank entered into an agreement whereby $2.4 million of outstanding borrowings under the Company's revolving line of credit was converted to a term loan. Under the agreement, the related term note bears interest at 8.3% and requires monthly principal and interest payments of $105,000 through June, 1996. The term note is collateralized by substantially all of the Company's tangible and intangible property. At November 30, 1995, the remaining obligation under the term loan amounted to $715,000.

     The Company has also entered into a Reimbursement Agreement with the Bank. The Reimbursement Agreement relates to an irrevocable letter of credit issued by the Bank which collateralizes certain industrial development authority financing of the Company's majority-owned subsidiary, Spectrum Polytronics, Inc. The related industrial development authority notes, which had an outstanding balance of $2.3 million at November 30, 1995 and $2.7 million at November 30, 1994, require annual payments of $400,000 plus interest through the year 2001. Substantially all of the Company's tangible and intangible assets have been pledged as collateral for this indebtedness. In addition, the Reimbursement Agreement contains the same financial covenants included in the Company's Line of Credit Agreement.

     The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.1 million (1.5 million DM) at November 30, 1995, and $993,000 (1.5 million DM) at November 30, 1994. The Company had borrowed $682,000 (968,000 DM) at November 30, 1995, and $395,000 (596,000 DM) at November 30, 1994, against these lines of credit. Borrowings under the lines of credit bear interest at rates approximating the prevailing prime rate and are payable upon demand.

     As a result of sustained debt reduction, the Company's working capital and current ratio continued to improve in 1995. At November 30, 1995, the Company had net working capital of $10.0 million, compared to $8.3 million at November 30, 1994. Current assets were 1.89 times current liabilities at November 30, 1995, compared to 1.73 at November 30, 1994.

     The Company's cash expenditures for property, plant, and equipment amounted to approximately $3.1 million in 1995, $1.7 million in 1994, and $2.2 million in 1993. These capital expenditures primarily related to manufacturing capacity expansion and improvements. At November 30, 1995, the Company had not entered into any material commitments for capital expenditures. Management anticipates that the funding for future capital expenditures will continue to be provided by operating cash flow.

     Income taxes paid during the fiscal years ended November 30,1995, 1994, and 1993 amounted to $218,000, $336,000, and $96,000, respectively.
Management expects cash outlays for income taxes to be less than income tax expense for the next three fiscal years.

     In 1995, net cash provided by operations amounted to $6.0 million. In addition to capital expenditures of $3.1 million, this positive cash flow was utilized to repay $2.9 million of indebtedness.

     In 1994, net cash provided by operations amounted to $3.1 million. Other sources of cash during 1994 included $1.1 million from the sale of certain property, plant and equipment and $351,000 from the issuance of Common Stock upon the exercise of employee stock options. In addition to capital expenditures of $1.7 million, this positive cash flow was utilized to repay $3.0 million of indebtedness.

     As indicated above, the Company continued to reduce its bank and other indebtedness in 1995. The Company's total borrowed funds were $ 12.7 million
at November 30, 1995,   $15.4 million at November 30, 1994, and $17.6 million
at November 30, 1993. The Company increased total stockholders' equity by $3.2 million in 1995, primarily through earnings. Accordingly, the Company's debt to equity ratio continued to improve in 1995. Total liabilities to net worth were 0.81 at November 30, 1995, 1.05 at November 30, 1994, and 1.70 at November 30, 1993.

ENVIRONMENTAL MATTERS

     Company is subject to various laws and governmental regulations concerning environmental matters and employee health and safety. U.S. Federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Water Act; and the Safe Drinking Water Act. The Company also is subject to the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The United States Environmental Protection Agency ("EPA"), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the Company operations.

     In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations. As part of its continuing environmental program, the Company has been able to comply with such environmental regulations without any materially adverse effect on its business. The Company is not currently involved in any legal proceedings involving environmental matters.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company believes that recently issued accounting standards, including Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation", will not have a material impact on the Company's financial position or results of operations.

IMPACT OF INFLATION

     In recent years, inflation has not had a significant impact on the Company's operations. However, the Company continuously monitors operating price increases, particularly in connection with the supply of precious metals used in the Company's manufacturing of ceramic capacitors. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales price over time. Sales increases reported during the last three years in the accompanying financial statements, however, have substantially arisen from increased sales volume, not increases in selling prices.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Spectrum Control,Inc. and subsidiaries are included herein:






     Report of Independent Auditors

     Consolidated Balance Sheets as of
          November 30, 1995 and 1994

     Consolidated Statements of Income
          for the years ended November
          30, 1995, 1994, and 1993

     Consolidated Statements of Stockholders'
          Equity for the years ended
          November 30, 1995, 1994, and 1993

     Consolidated Statements of Cash Flows
          for the years ended November 30,
          1995, 1994, and 1993

     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Spectrum Control, Inc.



We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended
November 30, 1994.


                                                         ERNST & YOUNG LLP



Erie, Pennsylvania
January 10, 1996

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1995 AND 1994
(DOLLAR AMOUNTS IN THOUSANDS)

                                           1995           1994
ASSETS
Current assets
     Cash                                  $  202         $   102
     Accounts receivable, less
          allowances of $306 in 1995
          and $221 in 1994                   9,365          7,717
     Inventories (Note 4)                   11,322         11,395
     Deferred income taxes (Note 10)            39            152
     Prepaid expenses and other
          current assets                       187            122
             Total current assets           21,115         19,488

Property, plant and equipment, net (Note 5) 16,752         15,932

Other assets (Note 6)                        1,631          2,675
           Total assets                    $39,498        $38,095

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Short-term debt (Note 7)              $ 4,252        $ 4,096
     Accounts payable                        2,646          2,057
     Accrued salaries and wages              1,725          1,047
     Accrued interest                           51            133
     Accrued federal and state
          income taxes                         224             52
     Accrued other expenses                    405            774
     Current portion of long-term
          debt (Note 8)                      1,845          3,078
                Total current liabilities   11,148         11,237

Long-term debt (Note 8)                      6,569          8,275

Stockholders' equity

     Common stock, no par value,
          authorized 25,000,000 shares,
          issued and outstanding
          10,635,399 shares in 1995 and
          10,548,540 in 1994                13,493         13,350
      Retained earnings                      8,472          5,488
      Foreign currency translation
           adjustment                        (184)          (255)
           Total stockholders' equity       21,781         18,583
           Total liablities and
                stockholders' equity       $39,498        $38,095

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                       1995        1996        1993
Net sales                              $49,297     $43,659     $41,336

Cost of products sold                   33,236      30,629      26,271
Selling, general and administrative
     expense                            11,016       9,734       9,916
                                        44,252      40,363      36,187
Income from operations                   5,045       3,296       5,149

Other income (expense)
     Interest expense                    (908)     (1,003)     (1,157)
     Other income and expense,
          net (Note 9)                   (42)          364         226
                                         (950)       (639)       (931)
Income from continuing operations
     before provision for income taxes   4,095       2,657       4,218

Provision for income taxes (Note 10)     1,111         602         320

Income from continuing operations        2,984       2,055       3,898

Discontinued operations (Note 3)
     Loss from hybrid integrated
     circuit operations                -           -             (483)
     Loss on dispoal of hybrid inte-
     grated circuit operations, in-
     cluding operating losses of $653
     during phase-out period           -           -           (2,433)
                                       -           -           (2,916)

Income before extraordinary item
     and cumulative effect of a
     change in accounting principle      2,984       2,055         982

Extraordinary item (Note 8)
     Gain on extinguishment of debt,
     net of applicable income taxes
     of $446                           -           -             4,012

Income before cumulative effect
     of a change in accounting
     principle                           2,984       2,055       4,994

Cumulative effect on prior years
     of changing the method of
     accounting for income taxes
     (Note 2)                          -             1,845     -

Net income                             $ 2,984     $ 3,900     $ 4,994

Earnings (loss) per common share
     Continuing operations             $  0.28     $  0.19     $  0.38
     Discontinued operations           -           -            (0.28)
     Extraordinary item                -           -              0.39
     Accounting change                 -              0.18     -
     Net income                        $  0.28     $  0.37     $  0.49

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(DOLLAR AMOUNTS IN THOUSANDS)


                                                         FOREIGN     TOTAL
                                           RETAINED      CURRENCY    STOCK-
                             COMMON        EARNINGS      TRANSLATION HOLDERS'
                             STOCK         (DEFICIT)     ADJUSTMENT  EQUITY

Balance - November 30, 1992  $12,663       $(3,406)      $(125)      $ 9,132
Net income                   -              4,994        -             4,994
Issuance of 130,901 shares
     of common stock             283       -             -               283
Purchase and retirement of
     15,707 shares of
     common stock               (65)       -             -              (65)
Foreign currency
     translation adjustment  -             -              (179)        (179)



Balance - November 30, 1993   12,881        1,588         (304)       14,165
Net income                   -              3,900        -             3,900
Issuance of 245,068 shares
     of common stock             370       -             -               370
Purchase and retirement
     of 6,482 shares of
     common stock               (19)       -             -              (19)
Tax benefits from exercise
     of stock options            118       -             -               118
Foreign currency translation
     adjustment              -             -                49            49

Balance - November 30, 1994   13,350        5,488         (255)       18,583
Net income                   -              2,984        -             2,984
Issuance of 89,868 shares
     of common stock             101       -             -               101
Purchase and retirement
     of 3,009 shares of
     common stock                (7)       -             -               (7)
Tax benefits from exercise
     of stock options             49       -             -                49
Foreign currency translation
     adjustment              -             -                71            71
Balance - November 30, 1995  $13,493       $8,472        $(184)      $21,781

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(DOLLAR AMOUNTS IN THOUSANDS)
                                            1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $2,984    $3,900    $4,994
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Cumulative effect of accounting
          change                            -         (1,845)   -
     Extraordinary item                     -         -         (4,458)
     Depreciation and amortization           2,848     2,603     2,599
     Deferred income taxes                     676       519       446
     Loss (gain) on sale of property,
          plant and equipment                  (3)      (125)       98
     Write-down of assets of
          discontinued operations           -         -            426
     Changes in assets and liabilities:
           Accounts receivable              (1,507)      404    (2,149)
           Inventories                         115      (359)     (220)
           Prepaid expenses and
                other assets                   (55)      (55)      141
           Accounts payable and
                accrued expenses               970    (1,915)    2,114
           Net cash provided by
                operating activities         6,028     3,127     3,991

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property,
         plant and equipment                    25     1,077     1,055
    Purchase of property, plant
         and equipment                      (3,057)   (1,704)   (2,153)
    Net cash used in investing activities   (3,032)     (627)   (1,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds of short-term debt           115     1,653       598
     Repayment of long-term debt            (3,062)   (4,654)   (3,523)
     Net proceeds from issuance of
          common stock                          94       351       218
     Net cash used in financing activities  (2,853)   (2,650)   (2,707)

Effect of exchange rate changes on cash        (43)      (41)      (96)

Net increase (decrease) in cash                100      (191)       90
Cash, beginning of year                        102       293       203
Cash, end of year                           $  202    $  102    $  293

Cash paid during the year for:
     Interest                               $  990      $998    $1,147
     Income taxes                              218       336        96

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned, except for Spectrum Polytronics, Inc. which is 96% owned. The fiscal year of the Company's foreign subsidiary, Spectrum Control GmbH, ends October 31 to facilitate timely reporting. All significant intercompany accounts are eliminated upon consolidation.

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short term maturities of these assets and liabilities. The interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and longterm borrowings also approximate fair value. The Company utilizes letters of credit to collateralize certain long-term borrowings. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

             INVENTORIES

             Inventories are valued at the lower of cost or market, with cost for raw materials, work-in-process and finished goods at standard cost, which approximates the first-in, first-out basis.

          PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight line method. Expenditures for maintenance and repairs are charged against earnings in the year incurred; major replacements, renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in earnings.

          INTANGIBLE ASSETS

          Debt issuance costs are amortized to expense on a straight line basis over the term of the related indebtedness. Patents and patent rights are amortized to expense on a straight line basis over periods not exceeding 17 years. Technical documentation, consisting primarily of acquired en-gineering drawings and manufacturing documentation, is stated at cost and amortized on a straight line basis over five years.

          INCOME TAXES

          Effective December 1, 1993, the Company adopted Statement of Fi-nancial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

          General business credits are accounted for by the flow through method.


          FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. These translation adjustments are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income for the year in which the exchange rate changes.

          RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred. For financial statement presentation purposes, these costs are included in selling, general and administrative expense. Research and development expense amounted to $771,000 in 1995, $237,000 in 1994, and $555,000 in 1993.

          EARNINGS PER COMMON SHARE

          Earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares was 10,585,000 in 1995, 10,449,000 in 1994, and 10,268,000 in 1993. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options and warrants, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

2.        ACCOUNTING CHANGE

          Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Previously, the Company had recorded income taxes in accordance with Statement of Financial Accounting Standards No. 96. The changes in accounting for income taxes required by SFAS No. 109 include, among other provisions, changes in the criteria for recognizing deferred tax assets.

          The cumulative effect, through November 30, 1993, of adopting the new method of accounting for income taxes amounted to $1,845,000 or $0.18 per share. As permitted by SFAS No. 109, prior period financial statements have not been restated. Accordingly, the cumulative effect of this change in accounting for income taxes has been included in net income in the Company's Consolidated Statement of Income for the year ended November 30, 1994.

3.         DISCONTINUED OPERATIONS

           Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach,Germany (the "Subsidiary"), acts as a distributor for the Company's electronic filter products in the European market. Prior to June 1, 1993, the Subsidiary also designed, manufactured and sold active electronic components in the form of hybrid integrated circuits ("HIC"). Effective June 1, 1993, the Company adopted a formal plan to discontinue the Subsidiary's HIC operations and sell the related HIC assets. An estimated $2,433,000 on the disposal of the discontinued HIC operations was provided for and charged against income in the year ended November 30, 1993. This provision represented the estimated loss on the disposal of HIC assets, severance pay and other direct costs and expenses expected to be incurred upon the discontinuance of HIC operations, and expected operating losses during the phase-out period of HIC operations. In 1994, the phase-out of HIC operations was completed and all HIC assets were sold at actual losses approximating the $2,433,000 provision.

           HIC operating losses for the six months ended May 31, 1993 amounted to $483,000, with net sales of $1,203,000 and operating expenses of $1,686,000. During the phase-out of HIC operations, operating losses amounted to $653,000, with net sales of $991,000 and operating expenses of $1,644,000. Because of limitations on recording benefits of net operating loss carryforwards, the Company has not recorded a tax benefit for the losses of the discontinued HIC operations.



4.         INVENTORIES

           Inventories by major classification are as follows:

                                                    NOVEMBER 30
                                                 1995       1994
                                                  (in thousands)

     Finished goods                              $ 1,876    $ 1,756
     Work-in-process                               6,075      6,321
     Raw materials                                 3,371      3,318
                                                 $11,322    $11,395

5.         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                    NOVEMBER 30
                                                 1995         1994
                                                  (in thousands)

        Land and improvements                   $ 1,578        $ 1,510
        Buildings and improvements               10,719         10,361
        Machinery and equipment                  25,186         22,848
        Construction in progress                    166            218
                                                 37,649         34,937

        Less accumulated depreciation            20,897         19,005
                                                $16,752        $15,932



6.         OTHER ASSETS

          Other assets consist of the following:

                                                    NOVEMBER 30
                                                 1995         1994
                                                  (in thousands)

           Intangible assets
             Debt issuance costs                 $  384       $  384
             Patents and patent rights              526          504
             Technical documentation              2,260        2,260
                                                  3,170        3,148
             Less accumulated amortization        1,969        1,440
                                                  1,201        1,708

           Deferred income taxes                    332          846

           Deferred charges                          98          121
                                                 $1,631       $2,675


      7.        SHORT-TERM DEBT

         At November 30, 1995 and 1994, short-term debt included $3,570,000 and $3,701,000, respectively, of borrowings under a Line of Credit Agreement between the Company and its principal lending institution (the "Bank"). Borrowings and required payments under the revolving credit line are based upon an asset formula involving accounts receivable and inventories, with maximum borrowings limited to $6,000,000. At November 30, 1995, the Company had additional borrowing availability of $2,430,000 under the asset formula.
 Weighted average borrowings under the revolving credit line amounted to $3,210,000 in 1995, and $4,035,000 in 1994, with average interest rates of 8.45% in 1995 and 7.50% in 1994. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with average interest rates on borrowings of approximately 1/2% below the Bank's prevailing prime rate. The current Line of Credit Agreement expires on April 30, 1997.

         The Line of Credit Agreement contains certain negative covenants. These negative covenants require the Company to receive prior written approval from the Bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, or merges or consolidates with any entity. In addition, the Line of Credit Agreement requires the Company to maintain certain minimum levels of tangible net worth and operating cash flow. At November 30, 1995, the Company was in compliance with all of these financial covenants.

        The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1,056,000 (1,500,000 DM) at November 30, 1995, and $993,000 (1,500,000 DM)
at November 30,1994. The Company had borrowed $682,000 (968,000 DM) at November 30, 1995, and $395,000 (596,000 DM) at November 30, 1994, against these lines of credit. Borrowings currently bear interest at rates approximating the prevailing prime rate and are payable upon demand. Weighted average borrowings under the lines of credit amounted to $311,000 (442,000 DM) in 1995 and $306,000 (462,000 DM) in 1994.


8.  LONG-TERM DEBT

     Long-term debt consists of the following:
                                                   NOVEMBER 30
                                                 1995         1994
                                                  (in thousands)

Industrial development authority notes
   at variable interest rate
   (3.85% at November 30, 1995
   and 3.80% at November 30, 1994) (1)           $2,800       $3,000

Industrial development authority notes
   at variable interest rate
   (4.29% at November 30, 1995
   and 3.76% at November 30, 1994) (2)            2,300        2,700

Term loan payable to bank at an
   interest rate of 8.30% (3)                       715        1,900

Notes payable to foreign bank at an
   interest rate of 6.38%, collateralized
   by certain land, building and equipment,
   and requiring quarterly principal payments
   of $76,000 through the year 2002               2,068        2,230

Industrial development authority notes
   and related bank mortgage notes at
   interest rates ranging from 4.00%
   to 7.75%, collateralized by certain
   land and buildings, and requiring monthly
   principal and interest payments of
   $13,000 through the year 1999                    531          648

Other liabilities                                -               875

             Total                                8,414       11,353
             Less current portion                 1,845        3,078
             Long-term debt                      $6,569       $8,275

(1) Spectrum Control Technology, Inc. a wholly-owned subsidiary of the Company (the "Subsidiary"), financed the acquisition of certain land, building and equipment in 1986 by assuming a $7,8000,000 industrial development authority bond issue. In February, 1993, the Company entered into separate agreements with the bondholders to purchase all of the remaining outstanding bonds with an aggregate face value of $7,700,000 (the "Purchase Agreements"). Under the terms of the Purchase Agreements, the Company acquired the outstanding bonds at an aggregate purchase price of $3,242,000. In addition, the Company granted stock warrants that entitle the former bondholders to purchase an aggregate of 275,000 shares of the Company's Common Stock through February, 1996, at exercise prices ranging from $4.00 to $5.00 per share. In August, 1993, the Company and its principal lending institution (the "Bank") completed a refinancing arrangement under which industrial development authority bonds in the principal amount of $3,200,000 were issued to refund the original bond issue. As a result of this debt restructuring, the Company recognized an extraordinary gain of $4,458,000, representing the difference between the face value of the bonds of $7,700,000 and the fair market value of the consideration given to the bondholders of $3,242,000. The extraordinary gain, net of applicable income taxes of $446,000, has been included in the Company's results of operations for the year ended November 30, 1993.

The current industrial development authority bonds, which bear interest at approximately 50% of the prevailing prime rate, are collateralized by the Subsidiary's land, building and equipment and the guaranty of the Company, and have annual scheduled principal payments ranging from $200,000 to $300,000 through the year 2007. At November 30, 1995 and 1994, the aggregate principal balance of outstanding bonds amounted to $2,800,000 and $3,000,000, respectively.

(2) The Company has entered into a Reimbursement Agreement with the Bank. The Reimbursement Agreement relates to an irrevocable letter of credit issued by the Bank which collateralizes certain industrial development authority fi-nancing of the Company's majority-owned subsidiary, Spectrum Polytronics, Inc. The related industrial development authority notes, which had an aggregate principal balance outstanding of $2,300,000 at November 30, 1995 and $2,700,000 at November 30, 1994, require annual principal payments of $400,000 through the year 2001. Substantially all of the Company's tangible and intangible assets have been pledged as collateral for this indebtedness. In addition, the Reimbursement Agreement contains the same financial covenants included in the Company's Line of Credit Agreement (see Note 7).

(3) In June, 1994, the Company and the Bank entered into an agreement whereby $2,400,000 of outstanding borrowings under the Company's revolving line of credit was converted to a term loan. Under this agreement, the related term note is collateralized by substantially all of the Company's tangible and intangible property and requires monthly principal and interest payments of $105,000 through June, 1996.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2000, are $1,845,000, $1,038,000, $1,047,000, $1,134,000,
and $904,000.

9.      OTHER INCOME AND EXPENSE

        Other income and expense consists of the following (in thousands):

                                            1995        1994        1993


            Patent licensing fees           $-          $303        $247
            Investment income               -             16          15
            Gain (loss) on foreign currency
                transactions                 (45)       (80)          62
            Gain (loss) on sale of property,
               plant and equipment             3         125        (98)
                                            $(42)       $364        $226


10.         INCOME TAXES

            For the years ended November 30, 1995, 1994, and 1993, pretax income from continuing operations was $3,140,000, $1,607,000, and $2,829,000 for the Company's U.S. operations and $955,000, $1,050,000, and $1,389,000 for the Company's foreign operations.

            For the years ended November 30, 1995, 1994, and 1993, the provision for taxes on income from continuing operations consists of the following (in thousands):


                                            1995        1994        1993

        Current

        Federal                             $  200      $ 30        $ 78
        State                                  235        53         242


        Deferred                               676       519        -
                                            $1,111      $602        $32

        The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 1995, 1994, and 1993 consists of the following (in thousands):

                                            1995        1994        1993

        Statutory federal income tax        $1,392      $903        $1,434
        State income taxes, net of federal
              tax benefit                      155        35           242
        Alternative minimum tax             -           -               78
        Decrease in deferred tax asset
              valuation allowance            (399)      (311)       -
        Utilization of net operating loss
              carryforward                  -           -           (1,491)
              Other items                     (37)       (25)           57
                                            $1,111      $602        $  320

           Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                     November 30
        Deferred tax assets:                     1995           1994

          Net operating loss carryforwards       $3,507         $4,723
          Investment in subsidiaries                857          1,096
          Tax credit carryforwards                  577            376
          Intangible assets                         483            372
          Accrued expenses                          274            255
          Property, plant and equipment             119            119
          Other                                     142            118
                Sub-total                         5,959          7,059
          Valuation allowance (principally
                related to certain net operating
                loss carryforwards)               2,243          2,642

                Deferred tax assets               3,716          4,417

           Deferred tax liabilities:
             Property, plant and equipment        2,530          2,626
             Investment in subsidiaries             815            781
             Other                               -                  12
                Deferred tax liabilities          3,345          3,419

         Net deferred tax assets                 $  371         $  998

         Current                                 $   39         $  152
         Noncurrent                                 332            846
                                                 $  371         $  998


         For the year ended November 30, 1993, deferred income tax expense related to the following (in thousands):


             Depreciation and amortization           $(353)
             Losses of subsidiary                      217
             Leases                                     58
             Compensated absences                      (25)
             Inventory valuation                       (21)
             Deferred compensation                      10
             Bad debts                                  (7)
             Other items                                (8)
                                                      (129)
             Net operating loss and tax credit
               carryforwards used to reduce
               otherwise required deferred taxes       129
                                                     $-

         During the year ended November 30, 1995, the valuation allowance for deferred tax assets decreased by $399,000, principally related to the utilization of certain net operating loss carryforwards. Deferred income tax expense for the years ended November 30, 1995 and 1994, includes $49,000 and $118,000, respectively, relating to tax benefits associated with the exercise of stock options.

        In connection with an extraordinary gain of $4,458,000 on the extinguishment of debt, deferred income taxes of $446,000 were recorded in the year ended November 30,1993. These deferred income taxes represent the state income tax effect of certain temporary differences, principally related to property, plant and equipment.

         At November 30, 1995, the Company has U.S. net operating loss carryforwards for tax purposes of $3,332,000 and U.S. tax credit carryforwards of $234,000, expiring at varying dates through the year 2006. At November 30, 1995, the Company's foreign subsidiary has approximately $3,932,000 of tax net operating loss carryforwards available to be carried forward indefinitely.


11.           SUPPLEMENTAL CASH FLOW INFORMATION

        The Company incurred obligations of $553,000 in 1994 and $1,223,000 in 1993 in connection with the acquisition of certain intangible assets under an asset purchase agreement.


12.        COMMON STOCK OPTIONS

         The Company has a Non-Qualified Stock Option Plan which provides for granting to officers and key employees options to purchase up to 1,000,000 shares of the Company's Common Stock. The option price is not less than the market price for the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of the grant.

     A summary of the non-qualified stock option data for the years ended
November 30, 1995, 1994, and 1993 is a follows:

                                       NUMBER
                                       OF SHARES
                                       UNDER          OPTION PRICE
                                       OPTION     PER SHARE     AGGREGATE
        Outstanding -
                November 30, 1992      606,740     $0.44-4.09  $1,926,000
        Granted during the year        102,902      2.66-4.13     367,000
        Exercised during the year      (130,901)    0.50-3.23    (284,000)
        Cancellations                   (17,833)    0.50-4.09     (47,000)


        Outstanding -
                November 30, 1993      560,908      0.44-4.13     962,000
        Granted during the year        122,000      2.50-4.25     470,000
        Exercised during the year      (245,068)    0.50-2.45     370,000)
        Cancellations                    (8,371)    1.00-4.25     (35,000)


        Outstanding -
                November 30, 1994      429,469      0.44-4.25   1,027,000
        Granted during the year         84,500      1.88-3.56     172,000
        Exercised during the year      (89,868)     0.44-1.38    (101,000)
        Cancellations                  (10,000)          2.63     (26,000)


        Outstanding -
                November 30, 1995      414,101     $0.88-4.25  $1,072,000

        Exercisable -
                November 30, 1995      161,599      0.88-4.13  $  251,000

        At November 30, 1995, options to purchase 57,896 shares of Common Stock were available for grant under the Non-Qualified Stock Option Plan.

        The Company has also adopted the Stock Option Plan of 1995 (the "1995 Plan"). The 1995 Plan provides for the granting of incentive stock options and non-qualified stock options to officers, directors, key employees, and advisors of the Company. Under the 1995 Plan, options must be granted at not less than fair market value. The aggregate number of shares of the Company's Common Stock which may be sold or delivered under the 1995 Plan may not exceed
500,000 shares plus an additional amount each year of one percent of the Company's outstanding shares, determined as of December 31 of each year. At November 30, 1995, no options had been granted under the 1995 Plan.

13.            EMPLOYEE SAVINGS PLAN

        The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the required match, the Company's contribution to the plan was $161,000 in 1995, $130,000 in 1994, and $133,000 in 1993. An
additional discretionary contribution to the plan of $75,000 was accrued and charged against income in 1993.

14.  BUSINESS SEGMENTS AND CONCENTRATION OF CREDIT RISK

        The Company currently operates exclusively in a single industry as manufacturer of electronic components and a consultant in the field of electromagnetic compatibility. At November 30, 1995 and 1994, approximately 40% and 34%, respectively, of the Company's accounts receivable were from customers in the telecommunication industry. The Company performs periodic credit evaluations of its customers and generally does not require advance payments or collateral. Credit losses to customers dealing in the telecommunication industry have not been material.

      The Company has operations in the United States and Germany. Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities. The geographic distribution of sales, operating profit and identifiable assets for 1995, 1994, and 1993 is as follows (in thousands):

                                  UNITED
         1995                     STATES      GERMANY     ELIMINATIONS TOTAL
Revenue from unaffiliated
        customers                 $41,251     $8,046      $-          $49,297
Transfers between geographic
        areas                       5,347     -            5,347       -
      Total revenues               46,598      8,046       5,347       49,297

Operating income                    3,854      1,191       -            5,045

Identifiable assets at
        November 30, 1995          34,052      5,746         300       39,498

                                  UNITED
        1994                      STATES      GERMANY     ELIMINATIONS TOTAL
Revenue from unaffiliated
        customers                 $37,970     $5,689      $-          $43,659
Transfers between geographic
        areas                       3,809     -            3,809      -
      Total revenues               41,779      5,689       3,809       43,659

Operating income                    1,976      1,320       -            3,296

Identifiable assets at
        November 30, 1994          33,857      4,488         250       38,095

                                  UNITED
         1993                     STATES      GERMANY   ELIMINATIONS  TOTAL

Revenue from unaffiliated
        customers                 $36,415     $4,921      $-          $41,336
Transfers between geographic
        areas                       2,826      -           2,826       -
      Total revenues               39,241      4,921       2,826       41,336

Operating income                    3,854      1,295       -            5,149

Identifiable assets at
        November 30, 1993          33,850      4,627         285       38,192

        In 1995, 1994, and 1993, the Company had export sales of $13,295,000, $9,141,000, and $9,687,000 respectively, In each of these years, export sales represented approximately 27%, 21% and 23%, respectively, of the Company's consolidated net sales. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 14% in 1995, and 12% in 1994 and 1993 of total consolidated net sales.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)
                                        YEAR ENDED NOVEMBER 30, 1995
                                  FIRST     SECOND     THIRD    FOURTH
                                  (in thousands, except per share data)
      Net sales                   $11,309   $12,081   $12,470   $13,437
      Gross margin                  3,442     3,807     4,124     4,688
      Net income                      501       708       862       913
      Earnings per common
        share (1)                    0.05      0.07      0.08      0.09

                                       YEAR ENDED NOVEMBER 30, 1994
                                  FIRST     SECOND    THIRD     FOURTH
                                  (in thousands, except per share data)
      Net sales                   $10,060   $11,933   $10,226   $11,440
      Gross margin                  2,789     3,622     2,748     3,871
      Income before cumulative
        effect of accounting
        change                        294       716       496       549 (2)
      Net income                    2,139       716       496       549 (2)
      Earnings per common
        share (1)
        Income before cumulative
         effect of accounting
         change                      0.03      0.07      0.05      0.05
        Cumulative effect of
         accounting change           0.18      -         -         -
        Net income                   0.21      0.07      0.05      0.05

        (1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

        (2) The fourth quarter, 1994 operating results include an expense of $456,000 incurred in connection with the settlement of a legal dispute.

16.      RELATED PARTY TRANSACTIONS

        The Company receives certain legal services from a firm, two principals of which are Directors of the Company. Total legal fees paid to this firm amounted to $32,000 in 1995 and 1994, and $27,000 in 1993.

17.      OPERATING LEASES

        The Company has entered into several operating lease agreements,
primarily relating to computer and other office equipment.   These leases are
noncancelable and expire on various dates through 1999. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for succeeding years under all operating leases are as follows:

                        1996                $150,000
                        1997                 121,000
                        1998                  22,000
                        1999                   9,000
                                            $302,000

        Total rent expense under all operating leases amounted to $314,000 in 1995, $377,000 in 1994, and $693,000 in 1993.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE
           None

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under "Election of Directors" and "Directors of the Company" on pages 4 and 5 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 1, 1996 (the "Proxy Statement") is incorporated herein by reference.

        The following information is provided with respect to the executive officers of the Company:

         NAME OF OFFICER         AGE              POSITION
         John P. Freeman         41               Vice President, Chief
                                                  Financial Officer
         Joseph J. Gaynor        45               Vice President,
                                                  General Manager
                                                  of Spectrum Control
                                                  Technology, Inc.
         John L. Johnston        53               President, Chief Executive
                                                  Officer
         Robert J. McKenna       42               Vice President of Human
                                                  Resources

         James A. Siegel         54               Treasurer

         Richard A. Southworth   53               Vice President, General
                                                  Manager of
                                                  Electromagnetic Division

         James F. Toohey         61               Secretary

         Richard E. Zaday        56               Vice President of Sales


        Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In January, 1990, he was named Vice President and Chief Financial Officer.

        Mr. Gaynor is a graduate of the Georgia Institute of Technology with a bachelors degree in Mechanical Engineering. He joined the Company in 1991 as Vice President and General Manager of Spectrum Control Technology, Inc. Mr. Gaynor's prior work experience includes various engineering and manufacturing positions in specialty glass and electronic components.

         Mr. Johnston is a graduate of Gannon University in General Science and was elected in 1990 as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Johnston held executive positions with Allen-Bradley, Murata-Erie North America, and Erie Technological Products.

        Mr. McKenna is a graduate of Gannon University in General Science. He was elected an officer of the Company in 1994 as Vice President of Human Resources. Prior to joining the Company in 1991, Mr. McKenna held management positions with Advanced Cast Products and Johnson Controls.

        Mr. Siegel is a graduate of Gannon University in Accounting. He joined the Company as Corporate Controller in 1974, was appointed Assistant Treasurer in 1975, and Treasurer in 1984.

        Mr. Southworth is a graduate of Gannon University in Mechanical Engineering and Mathematics. He joined the Company in 1991 as Vice President and General Manager of the Electromagnetic Division. Prior to joining the Company, Mr. Southworth held executive positions with National Water Specialties, Philips Components, Murata-Erie North America, and Erie Technological Products.

        Mr. Toohey is a graduate of Gannon University and Dickinson School of Law and is a practicing member of the Erie County Bar Association. He is a member of the law firm of Quinn, Buseck, Leemhuis, Toohey & Kroto, Inc., general counsel to the Company, and has been a Director and Secretary of the Company since its organization.

        Mr. Zaday is a graduate of Cal State - LA in electronic engineering. He joined the Company in 1990 as Distribution Sales Manager and was named
Vice President of Sales in 1994. Prior to joining the Company, Mr. Zaday held sales positions with Spectrol Electronics, Alpha Wire, and TriadUtrad.

        All executive officers are elected by the Board of Directors and serve at the discretion of the Board.

ITEM 11.  EXECUTIVE COMPENSATION

        The information set forth under "Executive Compensation" on pages 7 through 12 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under "Securities Ownership" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

                                 PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules

         (1) Financial Statements - The following consolidated financial statements of Spectrum Control, Inc.and subsidiaries are included in Part II, Item 8:


             Report of Independent Auditors

             Consolidated Balance Sheets as of November 30, 1995 and 1994


             Consolidated Statements of Income for the Years Ended November 30, 1995, 1994, and 1993

             Consolidated Statements of Stockholders' Equity for the Years Ended November 30, 1995, 1994, and 1993

             Consolidated Statements of Cash Flows for the Years Ended November 30, 1995, 1994, and 1993

             Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

             Schedule II - Valuation and Qualifying Accounts

             All other schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

         (3) Exhibits - The following is the index to exhibits for Spectrum Control, Inc. and subsidiaries.

                          Description of Exhibit

                          Articles of Incorporation of registrant, as amended, previously filed on
                          February 25, 1981, as Exhibit 3.1 to
                          Form S-1 registration and incorporated
                          herein by reference

                          By-laws of registrant, as amended,
                          previously filed on February 25, 1981,
                          as Exhibit 3.2 to Form S-1 registration
                          and incorporated herein by reference

                          Subsidiaries of the registrant (22)

                          Consent of Independent Auditors(23)

(b)      Reports on Form 8-K

         None

                        SPECTRUM CONTROL, INC. AND SUBSIDIARIES
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     (FOR THE THREE YEARS ENDED NOVEMBER 30, 1995)
                          (DOLLAR AMOUNTS IN THOUSANDS)
(CAPTION>
COLUMN A                         COLUMN B       COLUMN C     COLUMN D   COLUMN E
                                                ADDITIONS
                                 BALANCE AT     CHARGED TO              BALANCE
                                 BEGINNING      COSTS AND               AT END
DESCRIPTION                      OF YEAR        EXPENSES     DEDUCTIONS OF YEAR



Year ended November 30, 1993

Allowance for doubtful accts.    $   89         $   141     $    42(1)  $  188


Year ended November 30, 1994

Allowance for doubtful accts.    $  188         $    62     $    29(1)  $  221

Valuation allowance for
      deferred tax assets        -                2,773         131(2)   2,642

                                 $  188         $ 2,835     $   160     $2,863

Year ended November 30, 1995

Allowance for doubtful accts.    $  221         $   130     $    45(1)  $  306


Valuation allowance for
  deferred tax assets             2,642         -               399(2)   2,243

                              $   2,863         $   130     $   444     $2,549

(1)  Uncollectible accounts written off, net of recoveries.

(2) Decrease in valuation allowance, principally related to tax loss carryforwards of the Company's foreign subsidiary.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Sspectrum Control, Inc.
                                                  By: /s/John L. Johnston
                                                         John L. Johnston
                                                  President and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/John L. Johnston    Director, President, and    February 14, 1996
                            Chief Executive Office

    /s/John P. Freeman      Director, Vice President,   February 14, 1996
                            Chief Financial Officer,
                            and Principal Accounting
                            Officer

   /s/Edwin R. Bindseil     Director                    February 14, 1996

   /s/Gerald A. Ryan        Director                    February 14, 1996

   /s/James F. Toohey       Director                    February 14, 1996