Form 10-Q
period 1996-02-29
SPECTRUM CONTROL INC
filed 1996-03-28
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Thirteen Weeks Ended February 29, 1996
                   Commission File Number 0-8796


                          SPECTRUM CONTROL, INC.
           Exact name of registrant as specified in its charter

             Pennsylvania                        25-1196447
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)       Identification Number)


     6000 West Ridge Road, Erie, Pennsylvania       16506
               (Address)                          (Zip Code)


Registrant's telephone number, including area code
    (814)  835-4000


                         Not  Applicable
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          CLASS                   NUMBER OF SHARES OUTSTANDING
       Common Stock,                  AS OF MARCH 15, 1996
       no par value                       10,733,900

                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                   INDEX






 PART I    FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets --
               February 29, 1996 and November 30, 1995



          Consolidated Condensed Statements of
               Income - Thirteen Weeks Ended
               February 29, 1996 and February 28, 1995


          Consolidated Condensed Statements of
               Cash Flows - Thirteen  Weeks Ended
               February 29, 1996 and February 28, 1995


          Notes to Consolidated Condensed Financial
               Statements


          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations



PART II   OTHER INFORMATION

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
                                        (Thousands of Dollars)
                                       February 29,  November 30,
                                            1996        1995

ASSETS

CURRENT ASSETS

     Cash                               $    309       $    202

     Accounts receivable, net of
          allowances                       9,328          9,365

     Inventories
        Finished goods                     2,001          1,876
        Work-in-process                    6,365          6,075
        Raw materials                      3,796          3,371
        Total inventories                 12,162         11,322

Prepaid expenses and other current
         assets                              446            226

     Total current assets                 22,245         21,115


PROPERTY, PLANT AND EQUIPMENT,
   at cost less accumulated
   depreciation of $21,538 in
   1996 and $20,897 in 1995               16,982         16,752

OTHER ASSETS

   Intangible assets                       1,077          1,201
   Deferred income taxes                     272            332
   Deferred charges                           90             98

     Total other assets                    1,439          1,631

TOTAL ASSETS                            $ 40,666       $ 39,498




The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)


                                       (Thousands of Dollars)
                                       February 29,  November 30,
                                           1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Short-term debt                     $   5,114     $   4,252
   Accounts payable                        3,171         2,646
   Accrued salaries and wages              1,274         1,725
   Accrued interest                           29            51
   Accrued federal and state
        income taxes                         250           224
   Accrued other expenses                    679           405
   Current portion of long-term debt       1,434         1,845

          Total current liabilities       11,951        11,148


LONG-TERM DEBT                             6,204         6,569


STOCKHOLDERS' EQUITY

   Common stock                           13,545        13,493
   Retained earnings                       9,185         8,472
   Foreign currency translation
        adjustment                         (219)         (184)

          Total stockholders' equity      22,511        21,781

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $ 40,666     $  39,498







The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)



                                       (Thousands of Dollars
                                        Except Per Share Data)
                                        Thirteen Weeks Ended
                                       February 29, February 28,
                                          1996           1995

Net Sales                             $ 13,869     $  11,309

Cost of products sold                    9,573         7,867
Selling, general and administrative
         expense                         3,104         2,452
                                        12,677        10,319

Income from operations                   1,192           990

Interest expense                           202           265

Income before provision for
          income taxes                     990           725

Provision for income taxes                 277           224

Net income                            $    713     $     501

Earnings per common share             $   0.07     $    0.05

Dividends declared per common share          -             -


Weighted average number of common
   shares outstanding                10,654,185     10,548,540












The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                          (Thousands of Dollars)
                                           Thirteen Weeks Ended
                                        February 29, February 28,
                                             1996        1995

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                 $    874     $   1,431

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property, plant and
        equipment                           (967)         (264)

          Net cash used in investing
               activities                   (967)         (264)


CASH FLOWS FROM FINANCING ACTIVITIES

   Net proceeds(repayment) of short-
        term debt                            862           (54)
   Repayment of long-term debt              (708)       (1,076)
   Net proceeds from issuance of
        common stock                          52             -

          Net cash provided by (used in)
               financing activities          206        (1,130)


EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                            (6)            -

NET INCREASE IN CASH                         107            37

CASH, BEGINNING OF PERIOD                    202           102

CASH, END OF PERIOD                     $    309      $    139

CASH PAID DURING THE PERIOD FOR:

               Interest                 $    224      $    306
               Income taxes             $    213            33



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 1996

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1995.

NOTE 1 - PRINCIPLES OF CONSOLIDATION

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

NOTE 2 - FOREIGN CURRENCY TRANSLATION

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

NOTE 3 - EARNINGS PER COMMON SHARE

Earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period of computation. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales increased 23% during the period, with consolidated net sales of $13.9 million in 1996 and $11.3 million in 1995. The increase in sales of approximately $2.6 million reflects the continued strength of the telecommunications market and the
Company's increased military market share.    Overall, average
selling prices remained relatively stable throughout the period.

Gross margin was $4.3 million or 31% of sales in 1996, compared to $3.4 million or 30% of sales in 1995. The increase in gross margin principally reflects economies of scale realized with additional shipment volume.

    Selling, general and administrative expense, as a percentage of sales, was constant during the period with overall expenses of $3.1 million or 22% of sales in 1996 and $2.5 million or 22% of sales in 1995. As a result of greater sales volume, selling expense increased in 1996, amounting to $1.6 million in 1996 and $1.4 million in 1995. General and administrative expense increased during the period, primarily related to enhancements in the Company's information system and expenses associated with the implementation of the Company's Rapid Response program. Management believes that this program, which will be implemented throughout 1996 and 1997, will significantly reduce manufacturing lead times, decrease inventories, and provide greater responsiveness to customers.

    Interest expense decreased by $63,000 during the period, from $265,000 in 1995 to $202,000 in 1996. The decrease in interest expense reflects reduced bank indebtedness and lower short-term interest rates. During the first quarter of 1996, average short-term interest rates were approximately 8%, compared to 9% during the first quarter of 1995.

    During the first quarter of 1996, the Company's effective income tax rate was 28% compared to 31% during the same period last year. The decline in effective tax rate reflects decreases in the valuation allowance for deferred tax assets relating to certain foreign and state net operating loss carryforwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

    The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). Under the terms of the Line of Credit Agreement, borrowings and required repayments are based upon an asset formula involving accounts receivable and inventories. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with average interest rates on all borrowings of approximately 1/2% below the Bank's prevailing prime rate. At February 29, 1996, the Company had borrowed $5.1 million under this financing arrangement, with an additional borrowing availability of approximately $900,000 under the asset formula. The current Line of Credit Agreement expires on April 30, 1997.

    The Line of Credit Agreement contains certain negative covenants. These negative covenants require the Company to receive prior written approval from the Bank before the Company permits any additional encumbrances on its assets, guarantees or incurs any additional indebtedness, or merges or consolidates with any entity. In addition, the Line of Credit Agreement requires the Company to maintain certain minimum levels of tangible net worth and operating cash flow. At February 29, 1996, the Company was in compliance with all of these financial covenants.

    The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.4 million (2.0 million DM). At February 29, 1996, the Company had no outstanding borrowings against these lines of credit. Borrowings under the lines of credit bear interest at rates approximating the prevailing prime rate and are payable upon demand.

    The Company's working capital and current ratio remained relatively unchanged during the period. At February 29, 1996, the Company had net working capital of $10.3 million compared to $10.0 million at November 30, 1995. Current assets were 1.86 times current liabilities at February 29, 1996 compared to 1.89 at November 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


    As a result of increased inventories, net cash provided by operations decreased during the period. During the first thirteen weeks of 1996, net cash provided by operations amounted to $874,000, a decrease of $557,000 from the comparable period of 1995. Inventory levels increased by $865,000, principally as a result of additional sales demand and planned stocking increases.

    Management anticipates that the benefits of the Company's
Rapid Response program, including improved inventory turnover rates, will begin to be realized late in 1996.

    During the first quarter of 1996, the Company's cash expenditures for property, plant and equipment amounted to approximately $1.0 million. These capital expenditures primarily related to manufacturing capacity expansion and improvements. During the first thirteen weeks of 1996, the Company also repaid $708,000 of long-term bank indebtedness. The Company expects that cash generated from operations and existing lines of credit will be sufficient to meet its operating requirements throughout 1996, including scheduled long-term debt repayment and planned capital expenditures.











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






                                   SPECTRUM CONTROL, INC.
                                        (Registrant)


Date      March 26, 1996       By        /s/ John P. Freeman

                                  John P. Freeman, Vice President
                                  and Chief Financial Officer