Form 10-Q
period 1996-05-31
SPECTRUM CONTROL INC
filed 1996-06-26
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended May 31, 1996

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

                         Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          CLASS                    NUMBER OF SHARES OUTSTANDING
                                       AS OF JUNE 15, 1996

     Common, no par value                   10,755,900

                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX


                                                        Page No.

PART I    FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets --
               May 31, 1996 and November 30, 1995           3-4


          Consolidated Condensed Statements of
               Income - Thirteen Weeks Ended
               and Twenty-Six Weeks Ended
               May 31, 1996 and 1995                         5

          Consolidated Condensed Statements of
              Cash Flows - Thirteen Weeks Ended
               amd Twenty-Six Weeks Ended
               May 31, 1996 and 1995                         6


          Notes to Consolidated Condensed Financial
              Statements                                     7


          Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                 8-9

PART II   OTHER INFORMATION                                  9

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                     (Thousands of Dollars)
                                  May 31, 1996  November 30, 1995

ASSETS

CURRENT ASSETS
  Cash                               $   262           $   202

  Accounts receivable, net of
     allowances                        9,593             9,365

  Inventories
     Finished goods                    2,297             1,876
     Work-in-process                   6,672             6,075
     Raw materials                     4,365             3,371

       Total inventories              13,334            11,322


  Prepaid expenses and other
     current assets                      582               226

       Total current assets           23,771            21,115

PROPERTY, PLANT AND EQUIPMENT,
     at cost less accumulated
     depreciation of $22,173
     in 1996 and $20,897 in 1995      17,365            16,752

OTHER ASSETS

 Intangible assets                       960             1,201
 Deferred income taxes                   204               332
 Deferred charges                         88                98

        Total other assets             1,252             1,631

TOTAL ASSETS                         $42,388           $39,498







  The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                     (Thousands of Dollars)
                                  May 31, 1996  November 30, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                    $ 5,368         $ 4,252
  Accounts payable                     4,355           2,646
  Accrued salaries and wages           1,452           1,725
  Accrued interest                        65              51
  Accrued federal and state
   income taxes                           77             224
  Accrued other expenses                 638             405
  Current portion of long-term debt    1,223           1,845

       Total current liabilities      13,178          11,148

LONG-TERM DEBT                         5,930           6,569

STOCKHOLDERS' EQUITY

  Common stock                        13,587          13,493
  Retained earnings                    9,997           8,472
  Foreign currency translation
   adjustment                           (304)           (184)

       Total stockholders' equity    $23,280          21,781

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $42,388         $39,498








  The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                           (Thousands of Dollars Except Per Share Data)

                       Thirteen Weeks Ended  Twenty-Six Weeks Ended

                       May 31,1996 May 31,1995 May 31,1996  May 31,1995
Net sales              $13,642   $12,081   $27,511   $23,390

Cost of products sold    9,179     8,274    18,752    16,141
Selling, general and
 administrative expense  3,129     2,636     6,233     5,088

                        12,308    10,910    24,985    21,229

Income from operations   1,334     1,171     2,526     2,161

Interest expense           206       250       408       515

Income before provision
 for income taxes        1,128       921     2,118     1,646

Provision for income
 taxes                     316       213       593       437


Net income             $   812    $  708   $ 1,525   $ 1,209

Earnings per common
 share                   $0.08     $0.07     $0.14     $0.12


Dividends declared per
 common share               --        --        --        --

Weighted average number
 of common shares
 outstanding        10,738,270 10,555,624 10,696,995 10,552,081












The accompanying notes are an integral part of the financial statements.


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                    (Thousands of Dollars)
                                 Twenty-Six Weeks Ended May 31,

                                         1996         1995
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $ 2,035       $2,996

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant
     and equipment                       (2,094)       (957)

         Net cash used in investing
          activities                     (2,094)       (957)

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Net proceeds (repayment) of
    short-term debt                       1,153        (218)
   Repayment of long-term debt           (1,123)     (1,833)
   Net proceeds from issuance
    of common stock                          94          24

         Net cash provided by
         (used in) financing
          activities                        124      (2,027)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                             (5)          6



NET INCREASE IN CASH                         60          18

CASH, BEGINNING OF PERIOD                   202         102

CASH, END OF PERIOD                     $   262     $   120

CASH PAID DURING THE PERIOD FOR

         Interest                       $   394     $   573
         Income taxes                   $   715     $   205



 The accompanying notes are an integral part of the financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MAY 31, 1996

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995


Results of Operations

 Net sales increased 13% during the period, with consolidated net sales of $13.6 million in 1996 and $12.1 million in 1995. The increase in sales reflects additional shipment volume in several of the Company's electromagnetic interference ("EMI") product offerings, particularly EMI filtered connectors and EMI filter plates used by customers in the telecommunication industry.

 Gross margin was $4.5 million or 33% of sales in 1996 compared to $3.8 million or 32% of sales in 1995. The increase in gross margin percentage principally reflects economies of scale realized with additional shipment volume.

 As a result of greater sales volume, selling expense increased to $1.7 million or 12% of sales in 1996, compared to $1.5 million or 12% of sales in 1995. General and administrative expense increased $322,000 during the period, primarily related to enhancements in the Company's information system and expenses associated with the implementation of the Company's Rapid Response program. The Company expects to incur these additional general and administrative expenses throughout 1996.


Twenty-Six Weeks 1996 Versus Twenty-Six Weeks 1995

Results of Operations

 Consolidated 1996 net sales increased by $4.1 million or 18% from the first half of 1995. The increase in sales reflects the continued growth of the Company's telecommunications business. Overall, average selling prices remained relatively stable throughout the period.

  During the first half of 1996, gross margin was $8.8 million or 32% of sales, compared to $7.2 million or 31% of sales for the first half of 1995. Apart from additional sales volume, the increase in gross margin primarily reflects changes in sales mix and reductions in certain manufacturing overhead costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)






  Selling, general and administrative expense increased by $1.1 million in the first half of 1996 and was 23% of net sales compared to 22% in 1995. As a percentage of sales, selling expense remained constant at 12% or $3.3 million in 1996 and $2.9 million in 1995. As discussed above, the Company has incurred additional general and administrative expense in 1996 for improvements to its business information system and initial implementation of the Company's Rapid Response program. Management believes that the Rapid Response program, which will be implemented throughout 1996 and 1997, will significantly reduce manufacturing lead times, decrease inventories, and provide greater responsiveness to customers.

  Interest expense decreased by $107,000 during the period, from $515,000 in 1995 to $408,000 in 1996. The decrease in interest expense reflects reduced bank indebtedness and lower short-term interest rates. During the first half of 1996, average short-term interest rates were 8%, compared to 9% during the same period in 1995.

  The Company's effective income tax rate remained relatively constant throughout the period at 28% for the first half of 1996 and 27% for the comparable period of 1995.


Liquidity, Capital Resources and Financial Condition

  The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). Under the terms of the Line of Credit Agreement, borrowings and required payments are based upon an asset formula involving accounts receivable and inventories. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with average interest rates on all borrowings of approximately 1/2% below the Bank's prevailing prime rate. At May 31,1996, the Company had borrowed $4.9 million under this financing arrangement, with an additional borrowing availability of approximately $1.1 million under the asset formula. The current Line of Credit Agreement expires on April 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



  The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.3 million (2.0 million DM). At May 31, 1996, the Company had borrowed $480,000 (734,000 DM) against these lines of credit. Borrowings under the lines of credit bear interest at rates approximating the prevailing prime rate and are payable upon demand.

  The Company's working capital and current ratio remained relatively unchanged during the period. At May 31, 1996, the Company had net working capital of $10.6 million compared to $10.0 million at November 30, 1995. Current assets were 1.80 times current liabilities at May 31, 1996, compared to 1.89 at November 30, 1995.

  As a result of increased inventories, net cash provided by operations decreased during the period. During the first half of 1996,net cash provided by operations amounted to approximately $2.0 million, a decrease of $961,000 from the comparable period of 1995. Inventory levels increased by $2.1 million, principally as a result of additional sales demand and planned stocking increases. Management anticipates that the benefits of the Company's Rapid Response program, including improved inventory turnover rates, will begin to be realized late in 1996.

  During the first half of 1996, The Company's cash expenditures for property, plant and equipment amounted to approximately $2.1 million. These capital expenditures primarily related to manufacturing capacity expansion and improvements. During the first twenty-six weeks of 1996, the Company also repaid $1.1 million of long-term bank indebtedness. The Company expects that cash generated from operations and existing lines of credit will be sufficient to meet its operating requirements throughout 1996, including scheduled long-term debt repayment and planned capital expenditures.


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

 SIGNATURES





       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        Spectrum Control, Inc.
                                             (Registrant)


Date     June 25, 1996         By   /s/John P. Freeman
                                        John P. Freeman,
                                        Vice President
                                        and Chief Financial
                                        Officer