Form 10-Q
period 1996-08-31
SPECTRUM CONTROL INC
filed 1996-10-01
CIK 92769

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Thirteen Weeks Ended August 31, 1996
                      Commission File Number 0-8796


                         Spectrum Control, Inc.
          Exact name of registrant as specified in its charter

          Pennsylvania                            25-1196447
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)          Identification Number)

6000 West Ridge Road; Erie, Pennsylvania                  16506
               (Address)                              (Zip Code)

Registrant s telephone number, including area  code:
(814) 835-4000

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


Yes  X    No


      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practical date.

              Class                Number of Shares Outstanding
                                     as of September 15, 1996
      Common, no par value                  10,765,900

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                   INDEX


                                                       PAGE NO.
PART I     FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets --
          August 31, 1996 and November 30, 1995             3-4


          Consolidated Condensed Statements of
          Income -- Thirteen Weeks Ended and
          Thirty-Nine Weeks Ended August 31, 1996
          and 1995                                            5


          Consolidated Condensed Statements of Cash
          Flows -- Thirteen Weeks Ended and Thirty-
          Nine Weeks Ended August 31, 1996 and 1995           6


          Notes to Consolidated Condensed Financial
          Statements                                          7


Item 2.   Management s Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     8-10



PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                    11



Signature                                                     12

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                        (Thousands of Dollars)
                                  Aug. 31, 1996   Nov. 30, 1995


ASSETS

CURRENT ASSETS

  Cash                                $     402         $   202

  Accounts receivable, net of
    allowances                           10,553           9,365

  Inventories
    Finished goods                        2,496           1,876
    Work-in-process                       6,044           6,075
    Raw materials                         4,192           3,371
      Total inventories                  12,732          11,322

      Prepaid expenses and other
         current assets                     410             226

           Total current assets          24,097          21,115


PROPERTY, PLANT AND EQUIPMENT,
   at cost,less accumulated
   depreciation of $22,040
   in 1996 and $20,897 in 1995           16,005          16,752

OTHER ASSETS

   Intangible assets                        635             984
   Debt issuance costs                      209             217
   Deferred income taxes                    135             332
   Deferred charges                         166              98

          Total other assets              1,145           1,631

TOTAL ASSETS                            $41,247         $39,498



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
                                        (Thousands of Dollars)
                                     Aug. 31, 1996 Nov.30, 1995

LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

  Short-term debt                         $  3,950     $  4,252
  Accounts payable                           3,334        2,646
  Accrued salaries and wages                 1,553        1,725
  Accrued interest                              84           51
  Accrued federal and state
   income taxes                                144          224
  Accrued other expenses                       871          405
  Current portion of long-term debt          2,717        1,845

      Total current liabilities             12,653       11,148

LONG-TERM DEBT                               4,298        6,569

STOCKHOLDERS  EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding
   10,765,900 shares in 1996 and
   10,635,399 shares in 1995                13,625        13,493
  Retained earnings                         10,932         8,472
  Foreign currency translation
   adjustment                                 (261)         (184)

      Total stockholders  equity            24,296        21,781

TOTAL LIABILITIES AND
STOCKHOLDERS  EQUITY                       $41,247       $39,498




The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
                              (Thousands of Dollars Except Per Share Data)

                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                     Aug. 31, 1996Aug. 31, 1995 Aug. 31, 1996 Aug. 31, 1995

Net sales                  $14,930      $12,470       $42,441     $35,860

Cost of products sold       10,123        8,346        28,875      24,487
Selling, general and
 administrative expense      3,301        2,741         9,534       7,829
                            13,424       11,087        38,409      32,316

Income from operations       1,506        1,383         4,032       3,544

Other income and expense
  Interest expense             190          210           598         725
  Other expense, net of
   other income                 17           --            17          --
                               207          210           615         725
Income before provision
 for income taxes            1,299        1,173         3,417       2,819

Provision for income
 taxes                         364          311           957         748

Net income                 $   935      $   862       $ 2,460     $ 2,071

Earnings per common share  $   .09      $  0.08       $  0.23     $  0.20

Dividends declared per
  common share                  --           --            --          --


Weighted average number
 of common shares
 outstanding            10,758,726   10,585,853    10,717,647  10,563,532


The accompanying notes are an integral part of the financial statements.





























SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                      (Thousands of Dollars)

                                     Thirty-Nine Weeks Ended
                                   Aug. 31, 1996  Aug. 31, 1995

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $3,055         $5,513


CASH FLOWS FROM INVESTING
 ACTIVITIES

   Proceeds from sale of property,
    plant and equipment                     1,655            --
  Purchase of property, plant
   and equipment                           (3,027)        (1,964)

       Net cash used in investing
        activities                         (1,372)        (1,964)


CASH FLOWS FROM FINANCING
 ACTIVITIES

   Net repayment of short-term debt          (277)        (1,385)
   Repayment of long-term debt             (1,336)        (2,252)
   Net proceeds from issuance
    of common stock                           132             62

       Net cash used in financing
        activities                         (1,481)        (3,575)

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                               (2)             3

NET INCREASE(DECREASE) IN CASH                200            (23)

CASH, BEGINNING OF PERIOD                     202            102

CASH, END OF PERIOD                      $    402      $      79

CASH PAID DURING THE PERIOD FOR:

       Interest                           $   565    $       757
       Income taxes                           950            205


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 1996



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

Note 2 - Foreign Currency Translation

The assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. These translation adjustments are accumulated in a separate component of stockholders equity. Foreign currency transaction gains and losses are included in determining net income for the period in which the exchange rate changes.

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

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Third Quarter 1996 Versus Third Quarter 1995


Results of Operations

Net sales increased 20% during the period, with consolidated net sales of $14.9 million in 1996 and $12.5 million in 1995. The increase in sales reflects additional shipment volume in several of the Company s electromagnetic interference ( EMI ) product offerings, particularly EMI filtered connectors used by customers in the telecommunication industry.

Gross margin was $4.8 million or 32% of sales in 1996, compared to $4.1 million or 33% of sales in 1995. The decrease in gross margin percentage principally reflects changes in sales mix.

As a percentage of sales, selling expense decreased to 11% or $1.6 million in 1996, compared to 12% or $1.5 million in 1995. General and administrative expense increased $502,000 during the period, primarily related to additional personnel costs, enhancements in the Company s information system, and expenses associated with the implementation of the Company s Rapid Response program. The Company expects to incur most of these additional general and administrative expenses through the remainder of 1996.

In July 1996, as part of Management s ongoing efforts to reduce overhead costs, the Company sold certain land and building in Schwabach, Germany at a net selling price of $1.7 million. A loss of $17,000, representing the excess of the cost basis of the land and building over the net selling price, was realized and recorded as other expense during the third quarter of 1996. Through the Company s wholly-owned subsidiary, Spectrum Control GmbH, the land and building had been utilized as the Company s European sales distribution office and warehouse. As part of the sale agreement, the Company will leaseback a portion of the property to continue its foreign sales distribution function.

Thirty-Nine Weeks 1996 Versus Thirty-Nine Weeks 1995

Results of Operations

Consolidated 1996 net sales increased by $6.6 million or 18% from the comparable period of 1995. The increase in sales reflects the continued growth of the Company s telecommunications business. Overall, average selling prices declined slightly in 1996 as a result of competitive and market pressures.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



During the first thirty-nine weeks of 1996, gross margin was $13.6 million or 32% of sales, compared to $11.4 million or 32% of sales in the same period of 1995. Along with the selling price pressures indicated above, 1996 gross margin was negatively effected by changes in sales mix. These negative impacts were offset by economies of scale realized with additional shipment volume.

Selling, general and administrative expense increased by $1.7 million during the period and was 22% of sales in 1996 and 1995. As a result of greater sales volume, selling expense increased to $4.8 million or 11% of sales in 1996, compared to $4.4 million or 12% of sales in 1995. As discussed above, the Company has incurred additional general and administrative expense in 1996 related to personnel costs, improvements to its business information system, and initial implementation of the Company s Rapid Response program. Management believes that the Rapid Response program, which will be implemented throughout 1996 and 1997, will significantly reduce manufacturing lead times, decrease inventories, and provide greater responsiveness to customers.

Interest expense decreased by $127,000 during the period, from $725,000 in 1995 to $598,000 in 1996. The decrease in interest expense reflects reduced bank indebtedness and lower short-term
interest rates.   During the first thirty-nine weeks of 1996,
average short-term interest rates were 8%, compared to 9% during the same period of 1995.

The Company s effective income tax rate remained relatively constant throughout the period at 28% for the first thirty-nine weeks of 1996 and 27% for the comparable period of 1995.

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the Bank ). Under the terms of the Line of Credit Agreement, borrowings and required repayments are based upon an asset formula involving accounts receivable and inventories. The revolving credit line is collateralized by substantially all of the Company s tangible and intangible property, with average interest rates on all borrowings of approximately 1/2% below the Bank s prevailing prime rate. At August 31, 1996, the Company had borrowed $3.2 million under this financing arrangement, with an additional borrowing availability of approximately $2.8 million under the asset formula. The current Line of Credit Agreement expires on April 30, 1997.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


The Company s wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.4 million (2.0 million DM). At August 31, 1996, the Company had borrowed $702,000 (1.0 million DM) against these lines of credit. Borrowings under the lines of credit bear interest at rates approximating the prevailing prime rate and are payable upon demand.

The Company s working capital continued to increase during the period. At August 31, 1996, the Company had net working capital of $11.4 million compared to $10.0 million at November 30, 1995. The Company s current ratio remained stable with current assets at 1.90 times current liabilities at August 31, 1996 and 1.89 at November 30, 1995.

As a result of increased accounts receivable and inventories, net cash provided by operations decreased during the period. During the first thirty-nine weeks of 1996, net cash provided by operations amounted to $3.1 million, a decrease of $2.4 million from the comparable period of 1995. During the first three quarters of 1996, accounts receivable increased by $1.3 million and inventories increased by $1.4 million. These increases primarily reflect additional sales demand for the Company s EMI products.

In addition to generating $3.1 million of net cash from operations, the Company realized cash proceeds of $1.7 million in 1996 on the sale of certain land and building in Schwabach, Germany. This positive cash flow was utilized for capital additions and repayment of bank indebtedness. During the first thirty-nine weeks of 1996, the Company s cash expenditures for property, plant and equipment amounted to $3.0 million. These capital expenditures principally related to manufacturing capacity expansion and improvements. During this period, the
Company also repaid $1.6 million of bank indebtedness.   The
Company expects that cash generated from operations and existing lines of credit will be sufficient to meet its operating requirements throughout 1996, including scheduled long-term debt repayment and planned capital expenditures.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)    None

  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              SPECTRUM CONTROL, INC.
                                  (Registrant)



Date:   September 25, 1996    By:  /s/ John P. Freeman
                              John P. Freeman, Vice President
                              and Chief Financial Officer
                              (Principal Accounting and
                               Financial Officer)