Form 10-K405
period 1996-11-30
SPECTRUM CONTROL INC
filed 1997-02-21
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended November 30, 1996
                                   OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ......... to ..........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No  .


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].


At January 31, 1997, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $3.75 was $36,526,350. As of January 31, 1997, the registrant had outstanding 10,774,233 shares of Common Stock, no par value.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 7, 1997 are incorporated by reference into Part III of this Form 10-K.

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

In addition to EMC products, the Company recently expanded its product offerings to include certain ceramic resonators and band pass filters. Sales of these microwave products, however, were not significant during the fiscal year ended November 30, 1996.

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

Approximately 36% of the Company's total revenue during fiscal year 1996 was derived from sales of its components for use in telecommunications. Most of these components are custom designed not only to conform to the specifications and requirements of the particular purchaser, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.

BUSINESS SEGMENTS

The Company currently operates exclusively in a single industry as manufacturer of electronic components and a consultant in the field of electromagnetic compatibility.

The Company has operations in the United States and Germany.  Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities.  The geographic distribution of sales, operating profit and identifiable assets for 1996, 1995, and 1994 is as follows (in thousands):
                              United
          1996                States    Germany   Eliminations   Total
Revenue from unaffiliated
 customers                    $47,541   $9,786    $       -      $57,327
Transfers between
 geographic areas               7,726        -        7,726            -
     Total revenues           $55,267   $9,786    $   7,726      $57,327
Operating income              $ 4,224   $1,246    $       -      $ 5,470

Identifiable assets at
 November 30, 1996            $35,937   $4,701    $     425      $40,213
                              United
          1995                States    Germany   Eliminations   Total
Revenue from unaffiliated
 customers                    $41,251    $8,046    $      -      $49,297
Transfers between
 geographic areas               5,347         -       5,347            -
     Total revenues           $46,598    $8,046    $  5,347      $49,297
Operating income              $ 3,854    $1,191    $      -      $ 5,045

Identifiable assets at
 November 30, 1995            $34,052    $5,746    $    300      $39,498
                              United
          1994                States    Germany   Eliminations   Total
Revenue from unaffiliated
 customers                    $37,970   $5,689    $       -      $43,659
Transfers between
 geographic areas               3,809        -         3,809           -
Total revenues                $41,779   $5,689    $    3,809     $43,659
Operating income              $ 1,976   $1,320    $        -     $ 3,296

Identifiable assets
 at November 30, 1994         $33,857   $4,488    $      250     $38,095

In 1996, 1995, and 1994, the Company had export sales of $15,275,000, $13,295,000, and $9,141,000 respectively. In each of these years, export sales represented approximately 26%, 27%, and 21%, respectively, of the Company's consolidated net sales. A substantial majority of the Company's export sales are made to European customers.

PRODUCTION

The Company's wholly-owned subsidiary, Spectrum Control Technology, Inc. in New Orleans, Louisiana, designs and manufactures ceramic capacitors. These elements are utilized in the manufacture and assembly of various electronic filter products at the Company's two Filter Products Group facilities, both of which are located in Fairview, Pennsylvania. Although the Company produces a standardized line of electronic filter products for sale from inventory and to customer order, most orders require relatively short production runs of custom designed components.

The Company purchases brass bushings, castings, miniature metal stampings, as well as other hardware used in the assembly and production of its components. These items are available from numerous sources. The principal raw materials used by the Company in the manufacture of ceramic capacitors are silver, palladium, platinum and barium titanate ceramic. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations.

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

During fiscal year 1996, the Company sold its products to approximately 1,200 accounts. Sales of components to the Company's top ten customers represented 49% ($28.0 million) of total consolidated net sales in 1996. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 12% in 1996, 14% in 1995 and 12% in 1994 of total consolidated net sales. The Company's second largest single customer represented 8% of total consolidated net sales in 1996 and 9% in 1995 and 1994. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

The Company maintains in inventory certain standard component products. Domestic distribution is done through various national and regional distributors. International distribution is done through Spectrum Control GmbH.

Shipments are made by common carrier. Since most components are either small or miniaturized and light weight, shipping charges do not affect the Company's ability to compete for business domestically or abroad.

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

The Company's backlog, which consists of purchase orders by customers, totalled approximately $17.3 million at November 30, 1996 and $18.7 million at November 30, 1995. It is anticipated that approximately 90% of the Company's backlog as of November 30, 1996 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. During the next two years, the Company expects to significantly reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.

EMPLOYEES

At November 30, 1996, the Company employed 693 persons, including officers. The Company has never suffered a work stoppage and regards its employee relations as good. The employees are not covered by collective bargaining agreements.

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

Among the Company's principal competitors are: AMP, AVX, Amphenol, Corcom and Tusonix. The Company believes that it is competitive with these companies in the areas of quality, delivery, price and technological innovation; however, to the extent it produces a broader line of EMC products and provides customers with more complete testing facilities, the Company believes that it may enjoy a competitive advantage.

Obsolescence has not been a material factor in the Company's business in the past; however, in common with other manufacturers of sophisticated electrical products, the possibility exists that technological developments by competitors may have an adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT

In recent years, the Company's research and development efforts have focused on expanding the Company's materials technology, improving existing product offerings, developing product offering variations, and designing specialized production equipment to improve manufacturing efficiencies. Research and development expense amounted to $821,000 in 1996, $771,000 in 1995, and
$237,000 in 1994.

OTHER MATTERS

The business of the Company is not subject to any significant seasonal fluctuations.

The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.



ITEM 2.  PROPERTIES

The Company's principal manufacturing and office facilities as of November
30, 1996 are as follows:

                                                               PRINCIPAL
                                                               BALANCE
                                                               OUTSTANDING
                                      APPROXIMATE              AT 11/30/96
                                      SQUARE FEET              ON RELATED
LOCATION              FUNCTION        OF FLOOR AREA  OWNERSHIP MORTGAGE

8061 Avonia Road      Manufacturing,      36,000       Owned   $  382,000
Fairview, PA          EMI Testing

6000 West Ridge Road  Manufacturing,      25,000       Owned   $   24,000
Fairview, PA          Corporate Offices

4100 Michoud Blvd.    Manufacturing      100,000       Owned   $2,250,000
New Orleans, LA


(1)In addition to the above mortgages, the Company's properties are encumbered in connection with the collateralization of certain short-term and long-term bank indebtedness.

(2)The Company's office and manufacturing space is adequate for its existing requirements and its projected business needs.

(3) In addition to the facilities described above, the Company leases certain sales office space.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not currently involved in any litigation of a material nature.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS


The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 1996 and 1995 are set forth below.

                              High           Low

Fiscal 1996

     First quarter            $3.75          $2.88
     Second quarter            6.25           3.00
     Third quarter             6.13           3.50
     Fourth quarter            4.63           3.00



                              High           Low
Fiscal 1995

     First quarter            $2.38          $1.63
     Second quarter            3.00           2.00
     Third quarter             4.25           2.25
     Fourth quarter            4.50           3.13


At January 31, 1997, the Company had 10,774,233 shares of Common Stock outstanding, which were held by approximately 3,000 registered shareholders. The Company has not paid cash dividends on its Common Stock since 1988. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.


ITEM 6.   SELECTED FINANCIAL DATA

                                        Years Ended November 30
                                      (Dollar Amounts in Thousands
                                         Except Per Share Data)


                              1996     1995     1994     1993     1992

Operating Data
  Net sales                   $57,237  $49,297  $43,669  $41,336  $31,590
  Income from continuing
   operations                   3,418    2,984    2,055    3,898    1,992
  Loss from discontinued
   operations (1)                   -        -        -   (2,916)    (560)
  Extraordinary item (2)            -        -        -    4,012        -
  Accounting change (3)             -        -    1,845        -        -
  Net income                    3,418    2,984    3,900    4,994    1,432
  Earnings (loss) per
   common share:
    Continuing operations        0.32     0.28     0.19     0.38     0.20
    Discontinued operations         -        -        -    (0.28)   (0.05)
    Extraordinary item              -        -        -     0.39        -
    Accounting change               -        -     0.18        -        -
    Net income                   0.32     0.28     0.37     0.49     0.15
  Dividends per share               -        -        -        -        -

Financial Position

  Total assets                $40,213  $39,498  $38,095  $38,192  $37,034
  Long-term debt                4,072    6,569    8,275    9,701   16,537
  Stockholders' equity         25,379   21,781   18,583   14,165    9,132

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

(2) In 1993, the Company recognized a gain on extinguishment of debt of $4,012,000, net of applicable income taxes of $446,000.

(3)  In 1994, the Company adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect, through November 30, 1993, of this change in accounting amounted to $1,845,000 or $0.18 per share. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Consolidated 1996 net sales increased by $8.0 million or 16% from 1995. In 1995, consolidated net sales increased by $5.6 million or 13% from 1994. In each year, the increase in sales primarily reflects additional shipment volume of electromagnetic interference ( EMI ) filtered connectors and EMI filtered arrays used by customers in the telecommunication industry. Overall, average selling prices declined slightly in 1996 and 1995 as a result of competitive and market pressures.

     Gross margin was $18.1 million or 32% of sales in 1996, compared to $16.1 million or 33% of sales in 1995, and $13.0 million or 30% of sales in 1994. In 1994, gross margin was negatively impacted by increased production costs at the Company s ceramic capacitor manufacturing operations in New Orleans, Louisiana. These ceramic capacitor production problems were substantially corrected late in 1994. Along with the selling price pressures indicated above, 1996 and 1995 gross margins were negatively affected by changes in sales mix. These negative impacts were offset by economies of scale realized with additional shipment volume.

     Selling, general and administrative expense, as a percentage of sales, was stable during 1996, 1995, and 1994 at 22% of sales. Because of greater sales volume, selling expense increased throughout the period, amounting to $6.6 million in 1996, $6.2 million in 1995, and $5.4 million in 1994. In 1994, the Company delayed or postponed certain discretionary expenditures. This reduction in general and administrative expense was not sustained. Accordingly, general and administrative expense increased by approximately $500,000 in 1995. In 1996, general and administrative expense amounted to $6.0 million, an increase of $1.2 million from 1995. This increase primarily reflects additional personnel costs, enhancements in the Company s information system, and expenses associated with the Company s Rapid Response program. Management believes that the Rapid Response program, which will continue to be implemented throughout 1997, will significantly reduce manufacturing lead times, decrease inventories, and provide greater responsiveness to customers.

     Interest expense decreased by $155,000 in 1996, $95,000 in 1995, and $154,000 in 1994, with interest expense amounting to $753,000 in 1996, $908,000 in 1995, and $1.0 million in 1994.
The decrease in interest expense primarily reflects reduced bank indebtedness. The Company repaid indebtedness of $2.8 million in 1996, $2.9 million in 1995, and $3.0 million in 1994. The Company s average short-term interest rates were 7.5% in 1996, 8.5% in 1995, and 7.5% in 1994.

    The Company s German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company recognizes gains and losses on foreign currency transactions. The Company incurred net gains of $38,000 in 1996, and net losses of $45,000 in 1995 and $80,000 in 1994 on these foreign currency transactions.

    In 1996, as part of management s ongoing efforts to reduce operating costs, the Company sold certain land and building in Schwabach, Germany at a net selling price of $1.7 million. A loss of $27,000, representing the excess of the cost basis of the land and building over the net selling price, was realized and recorded as other expense in 1996. The land and building had been utilized as the Company s European sales distribution office and warehouse. As part of the sale agreement, the Company will leaseback a portion of the property to continue its foreign sales distribution function.

    The Company s effective income tax rate was approximately
28% in 1996, 27% in 1995, and 23% in 1994. Differences in the effective tax rate primarily reflect changes in the deferred tax asset valuation allowance relating to certain foreign net operating loss carryforwards.

    Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ( SFAS No. 109 ). Previously, the Company had recorded income taxes in accordance with Statement of Financial Accounting Standards No. 96. The changes in accounting for income taxes required by SFAS No. 109 include, among other provisions, changes in the criteria for recognizing deferred tax assets.

    The cumulative effect, through November 30, 1993, of adopting the new method of accounting for income taxes amounted to approximately $1.8 million or $0.18 per share. As permitted by SFAS No. 109, prior period financial statements were not restated. Accordingly, the cumulative effect of this change in accounting for income taxes has been included in net income in the Company s Consolidated Statement of Income for the year ended November 30, 1994.

    At November 30, 1996, the Company had recorded net deferred tax assets of $76,000, primarily related to U.S. tax credit carryforwards and certain German net operating loss carryforwards. Based upon the earnings history of the Company s U.S. and German operations, management has determined that it is more likely than not that these deferred tax assets will be realized during the carryforward period to offset future taxable income from ordinary and recurring operations.

    The Company s results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and its competitors, new technologies, product cost changes, and product mix. In 1996, approximately 36% of the Company s sales were to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry s activity level would have a direct impact on the Company s performance.


Liquidity, Capital Resources and Financial Condition

     The Company maintains a $6.0 million revolving line of credit with PNC Bank of Erie, Pennsylvania (the Bank ). Under the terms of the line of credit agreement, borrowings and required payments under the revolving credit line are based upon an asset formula involving accounts receivable and inventories. At November 30, 1996 and 1995, the Company had borrowed $2.3 million and $3.6 million, respectively, under the line of credit agreement. The revolving credit line is collateralized by substantially all of the Company s tangible and intangible property, with current interest rates on borrowings below the Bank s prevailing prime rate. At November 30, 1996, the Company had additional borrowing availability of approximately $3.7 million under the asset formula.

     The Company s wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.3 million (2.0 million DM) at November 30, 1996, and $1.1 million (1.5 million DM) at November 30, 1995. The Company had borrowed $978,000 (1.5 million DM) at November 30, 1996, and $682,000 (968,000 DM) at November 30,
1995, against these lines of credit. Borrowings under the lines of credit currently bear interest at rates below the prevailing prime rate and are payable upon demand.

     The Company s working capital continued to increase in 1996. At November 30, 1996, the Company had net working capital of $12.5 million, compared to $10.0 million at November 30, 1995. The Company s current ratio also improved in 1996, with current assets at 2.20 times current liabilities at November 30, 1996 and
1.89 at November 30, 1995. Current assets increased in 1996, reflected principally in higher accounts receivable and inventories attributable to increased sales. Although accounts receivable and inventories increased, turnover rates improved. Accounts receivable turns were 5.6 in 1996, compared to 5.3 in 1995. Inventory turns improved to 3.3 in 1996 from 2.9 in 1995, primarily reflecting the commencement of the Rapid Response program. Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1997, including scheduled long-term debt repayment and planned capital expenditures. The Company's current projection of 1997 cash requirements, however, may be affected in the future by numerous factors including changes in sales volume, operating cost fluctuations and unplanned capital equipment replacement.

     The Company s cash expenditures for property, plant and equipment amounted to $3.8 million in 1996, $3.1 million in 1995, and $1.7 million in 1994. These capital expenditures primarily related to manufacturing capacity expansion and improvements. At November 30, 1996, the Company had not entered into any material commitments for capital expenditures.

     Income taxes paid during the fiscal years ended November 30, 1996, 1995, and 1994 amounted to $1.2 million, $218,000, and
$336,000, respectively. Management expects cash outlays for income taxes to be less than income tax expense for the next three fiscal years.

     As a result of increased accounts receivable and inventories, net cash provided by operations decreased in 1996. Net cash provided by operations amounted to $5.0 million in 1996, a decrease of $1.0 million from 1995. In addition to generating $5.0 million of net cash from operations, the Company realized cash proceeds of $1.7 million in 1996 on the sale of certain land and building in Schwabach, Germany. This positive cash flow was utilized for capital additions of $3.8 million and repayment of $2.8 million of bank indebtedness.

     In 1995, net cash provided by operations amounted to $6.0 million. In addition to capital expenditures of $3.1 million, this cash flow was utilized to repay $2.9 million in indebtedness.

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

     As indicated above, the Company continued to reduce its bank indebtedness in 1996. The Company s total borrowed funds were $9.7 million at November 30, 1996, $12.7 million at November 30, 1995, and $15.4 million at November 30, 1994. The Company increased total stockholders equity by $3.6 million in 1996, primarily through earnings. Accordingly, the Company s debt to equity ratio continued to improve in 1996. Total liabilities to net worth were 0.58 at November 30, 1996, 0.81 at November 30, 1995, and 1.05 at November 30, 1994.

Environmental Matters

     The Company is subject to various laws and governmental regulations concerning environmental matters and employee health and safety. U.S. federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Water Act; and the Safe Drinking Water Act. The Company is also subject to the Occupational Safety and Health Administration ( OSHA ) concerning employee safety and health matters. The United States Environmental Protection Agency ( EPA ), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the Company operations.

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


Impact of Recently Issued Accounting Standards

     The Company believes that recently issued accounting standards, including Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities , will not have a material impact on the Company s financial position or results of operations.


Impact of Inflation

     In recent years, inflation has not had a significant impact on the Company s operations. However, the Company continuously monitors operating price increases, particularly in connection with the supply of precious metals used in the Company s manufacturing of ceramic capacitors. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales price over time. Sales increases reported during the last three years in the accompanying financial statements, however, have substantially arisen from increased sales volume, not increases in selling prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following consolidated financial statements of Spectrum
Control, Inc. and subsidiaries are included herein:


                                                       Page
                                                      Number

Report of Independent Auditors

Consolidated Balance Sheets as of
November 30, 1996 and 1995

Consolidated Statements of Income for
the years ended November 30, 1996,
1995, and 1994

Consolidated Statements of Stockholders'
Equity for the years ended
November 30, 1996, 1995, and 1994

Consolidated Statements of Cash Flows
for the years ended November 30,
1996, 1995, and 1994

Notes to Consolidated Financial Statements

Report of Independent Auditors



To the Board of Directors and Shareholders
Spectrum Control, Inc.



We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended November 30, 1994.




ERNST & YOUNG LLP



Erie, Pennsylvania
January 9, 1997


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1996 AND 1995
(Dollar Amounts in Thousands)

                                                       1996       1995
ASSETS
Current assets
 Cash                                                  $   413    $   202
 Accounts receivable, less allowances of $378
  in 1996 and $306 in 1995                              10,202      9,365
 Inventories (Note 3)                                   12,077     11,322
 Deferred income taxes (Note 9)                             96         39
 Prepaid expenses and other current assets                 207        187

     Total current assets                               22,995     21,115

Property, plant and equipment, net (Note 4)             16,017     16,752

Other assets (Note 5)                                    1,201      1,631

     Total assets                                      $40,213    $39,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt (Note 6)                              $ 3,278    $ 4,252
 Accounts payable                                        3,038      2,646
 Accrued salaries and wages                              1,308      1,725
 Accrued interest                                           48         51
 Accrued federal and state income taxes                     72        224
 Accrued other expenses                                    325        405
 Current portion of long-term debt (Note 7)              2,392      1,845

     Total current liabilities                          10,461     11,148

Long-term debt (Note 7)                                  4,072      6,569

Deferred income taxes (Note 9)                             301          -

Stockholders' equity
 Common stock, no par value, authorized 25,000,000
  shares, issued and outstanding 10,774,233 shares
  in 1996 and 10,635,399 in 1995.                       13,755     13,493
 Retained earnings                                      11,890      8,472
 Foreign currency translation adjustment                  (266)      (184)

     Total stockholders' equity                         25,379     21,781

     Total liabilities and stockholders' equity        $40,213    $39,498

The accompanying notes are an integral part of the consolidated financial statements.


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
(Dollar Amounts in Thousands Except Per Share Data)

                                              1996      1995      1994
Net sales                                     $57,327   $49,297   $43,659

Cost of products sold                          39,251    33,236    30,629
Selling, general and administrative expense    12,606    11,016     9,734
                                               51,857    44,252    40,363

Income from operations                          5,470     5,045     3,296

Other income(expense)
  Interest expense                               (753)     (908)   (1,003)
  Other income and expense, net (Note 8)           20       (42)      364
                                                 (733)     (950)     (639)

Income before provision for income taxes        4,737     4,095     2,657

Provision for income taxes (Note 9)             1,319     1,111       602

Income before cumulative effect of a
 change in accounting principle                 3,418     2,984     2,055

Cumulative effect on prior years of
 changing the method of accounting for
 income taxes (Note 2)                             --        --     1,845

Net income                                    $ 3,418   $ 2,984   $ 3,900

Earnings per common share
  Income before cumulative effect of
   accounting change                            $0.32     $0.28     $0.19
  Cumulative effect of accounting change           --        --      0.18

  Net income                                    $0.32     $0.28     $0.37


The accompanying notes are an integral part of the consolidated financial statements.


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
(Dollar Amounts in Thousands)

                                                     FOREIGN      TOTAL
                                                     CURRENCY     STOCK-
                                 COMMON    RETAINED  TRANSLATION  HOLDERS'
                                 STOCK     EARNINGS  ADJUSTMENT   EQUITY

Balance - November 30, 1993      $12,881   $ 1,588   $(304)       $14,165
Net income                             -     3,900       -          3,900
Issuance of 245,068 shares of
 common stock                        370         -       -            370
Purchase and retirement of
 6,482 shares of common stock        (19)       -        -            (19)
Tax benefits from exercise of
 stock options                       118         -       -            118
Foreign currency translation
 adjustment                            -         -      49             49

Balance - November 30, 1994       13,350     5,488    (255)        18,583
Net income                             -     2,984       -          2,984
Issuance of 89,868 shares of
 common stock                        101         -       -            101
Purchase and retirement of
 3,009 shares of common stock         (7)        -       -             (7)
Tax benefits from exercise of
 stock options                        49         -       -             49
Foreign currency translation
 adjustment                            -         -      71             71

Balance - November 30, 1995       13,493     8,472    (184)        21,781
Net income                             -     3,418       -          3,418
Issuance of 138,834 shares of
 common stock                        154         -       -            154
Tax benefits from exercise of
 stock options                       108         -       -            108
Foreign currency translation
 adjustment                           -          -     (82)           (82)

Balance - November 30, 1996      $13,755   $11,890   $(266)       $25,379

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
(Dollar Amounts in Thousands)

                                             1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 3,418   $ 2,984   $ 3,900
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Cumulative effect of accounting change       --         -    (1,845)
     Depreciation and amortization             3,319     2,848     2,603
     Deferred income taxes                       402       676       519
     Loss(gain) on sale of property,
      plant and equipment                         18        (3)     (125)
     Changes in assets and liabilities:
       Accounts receivable                      (969)   (1,507)      404
       Inventories                              (833)      115      (359)
       Prepaid expenses and other assets        (121)      (55)      (55)
       Accounts payable and accrued expenses    (236)      970    (1,915)
         Net cash provided by operating
          activities                           4,998     6,028     3,127

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant
   and equipment                               1,665        25     1,077
  Purchase of property, plant and
   equipment                                  (3,824)   (3,057)   (1,704)
         Net cash used in investing
          activities                          (2,159)   (3,032)     (627)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds(repayment) of short-term debt    (912)      115     1,653
  Repayment of long-term debt                 (1,845)   (3,062)   (4,654)
  Net proceeds from issuance of
   common stock                                  154        94       351
         Net cash used in financing
         activities                           (2,603)   (2,853)   (2,650)

Effect of exchange rate changes on cash          (25)      (43)      (41)

Net increase(decrease) in cash                   211       100      (191)
Cash, beginning of year                          202       102       293
Cash, end of year                            $   413   $   202   $   102

Cash paid during the year for:
  Interest                                   $   756   $   990   $   998
  Income taxes                                 1,197       218       336

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value. The Company utilizes letters of credit to collateralize certain long-term borrowings. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

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

Intangibles and Other Assets

Patents and patent rights are amortized to expense on a straight line basis over periods not exceeding 17 years. Technical documentation, consisting primarily of acquired engineering drawings and manufacturing documentation, is stated at cost and amortized on a straight line basis over five years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

Debt issuance costs are amortized to expense on a straight line basis over the term of the related indebtedness.

Income Taxes

Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse.

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

Revenue Recognition

Product sales are recorded at the time of shipment. Service revenues are recorded when the related services are performed.

Research and Development

Research and development costs are expensed as incurred. For financial statement presentation purposes, these costs are included in selling, general and administrative expense. Research and development expense amounted to $821,000 in 1996, $771,000 in 1995, and $237,000 in 1994.

Stock-Based Compensation

Stock options granted by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of option grant.

Earnings Per Common Share

Earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares was 10,731,000 in 1996, 10,585,000 in 1995, and 10,449,000 in 1994. Although the
Company has issued potentially dilutive common stock equivalents in the form of stock options and warrants, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


3. INVENTORIES

Inventories by major classification are as follows:

                                             11/30/96  11/30/95
                                               (in thousands)

Finished goods                               $ 2,631   $ 1,876
Work-in-process                                5,549     6,075
Raw materials                                  3,897     3,371

                                             $12,077   $11,322

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                             11/30/96  11/30/95
                                               (in thousands)

Land and improvements                        $ 1,161   $ 1,578
Buildings and improvements                     8,669    10,719
Machinery and equipment                       28,774    25,186
Construction in progress                         144       166
                                              38,748    37,649

Less accumulated depreciation                 22,731    20,897

                                             $16,017   $16,752
5. OTHER ASSETS

   Other assets consist of the following:

                                             11/30/96  11/30/95
                                               (in thousands)


  Patents and patent rights                   $  549    $  526
  Technical documentation                      2,260     2,260
  Debt issuance costs                            384       384
                                               3,193     3,170
  Less accumulated amortization                2,478     1,969

                                                 715     1,201

  Deferred income taxes                          281       332
  Deferred charges                               205        98

                                             $ 1,201   $ 1,631

6.  SHORT-TERM DEBT

At November 30, 1996 and 1995, short-term debt included $2,300,000 and $3,570,000, respectively, of borrowings under a Line of Credit Agreement between the Company and its principal lending institution (the "Bank"). Borrowings and required payments under the revolving credit line are based upon an asset formula involving accounts receivable and inventories, with maximum borrowings limited to $6,000,000. At November 30, 1996, the Company had additional borrowing availability of $3,700,000 under the asset formula. Weighted average borrowings under the revolving credit line amounted to $4,261,000 in 1996, and $3,210,000 in 1995, with average interest rates of 7.50% in 1996 and 8.45% in 1995. The maximum amount of borrowings under the revolving credit line at the end of any month was $5,164,000 in 1996 and $3,893,000 in 1995. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with current interest rates on borrowings below the Bank's prevailing prime rate. The Line of Credit Agreement is subject to bi-annual renegotiation and renewal.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1,325,000 (2,000,000 DM) at November 30, 1996, and
$1,056,000 (1,500,000 DM) at November 30, 1995.  The Company had
borrowed $978,000 (1,477,000 DM) at November 30, 1996 and
$682,000 (968,000 DM) at November 30, 1995, against these lines of credit. Weighted average borrowings under the lines of credit amounted to $437,000 (661,000 DM) in 1996 and $311,000 (442,000
DM) in 1995, with average interest rates of 6.85% in 1996 and 8.00% in 1995. The maximum amount of borrowings under the lines of credit at the end of any month was $1,034,000 (1,561,000 DM) in 1996 and $682,000 (968,000 DM) in 1995. Borrowings currently bear interest at rates below the prevailing prime rate and are payable upon demand.

7.  LONG-TERM DEBT
Long-term debt consists of the following:

                                             11/30/96  11/30/95
                                               (in thousands)

Industrial development authority notes
at variable interest rate (3.65% at
11/30/96 and 3.85% at 11/30/95)(1)           $2,500    $2,800

Industrial development authority notes
at variable interest rate (3.95% at
11/30/96 and 4.29% at 11/30/95)(2)            1,900     2,300

Notes payable to foreign bank at an
interest rate of 6.38%(3)                     1,658     2,068

Industrial development authority notes
and related bank mortgage notes at
interest rates ranging from 4.00% to
7.75%, collateralized by certain land
and buildings, and requiring monthly
principal and interest payments of
$13,000 through the year 1999                   406       531

Term loan payable to bank at an
interest rate of 8.30%                           --       715

     Total                                    6,464     8,414
     Less current portion                     2,392     1,845
     Long-term debt                          $4,072    $6,569

(1) The industrial development authority notes are collater-alized by certain land, building and equipment and an irrevocable letter of credit issued by the Company, through its principal lending institution. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.

(2) The industrial development authority notes are collater-alized by an irrevocable letter of credit issued by the Company, through its principal lending institution. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments of $400,000 through the year 2000 with a final principal payment of $300,000 due in the year 2001.

(3) The notes payable are collateralized by an irrevocable letter of credit issued by the Company, through its principal lending institution. The notes require quarterly principal payments of $71,000 (108,000 DM) through June 15, 1997, with a final principal payment of $1,445,000 (2,180,000 DM) due September 15,
1997.

Each of the above irrevocable letters of credit is collateralized by substantially all of the Company's tangible and intangible assets.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2001 are: $2,392,000, $743,000,
$830,000, $600,000 and $500,000.

8.   OTHER INCOME AND EXPENSE

Other income and expense consist of the following (in thousands):

                                   1996      1995      1994

Patent licensing fees              $    -    $    -    $  303
Investment income                       -         -        16
Gain(loss) on foreign currency
 transactions                          38       (45)      (80)
Gain(loss) on sale of property,
 plant and equipment                  (18)        3       125

                                   $   20    $  (42)   $  364

9.  INCOME TAXES

For the years ended November 30, 1996, 1995, and 1994, income before income taxes consists of the following (in thousands):

                                   1996      1995      1994

U.S. operations                    $3,605    $3,140    $1,607
Foreign operations                  1,132       955     1,050

                                   $4,737    $4,095    $2,657

For the years ended November 30, 1996, 1995 and 1994, the
provision for income taxes consists of the following (in
thousands):
                                   1996      1995      1994

Current
  Federal                          $  806    $  200    $   30
  State                               111       235        53
Deferred                              402       676       519

                                   $1,319    $1,111    $  602

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 1996, 1995, and 1994 consists of the following (in thousands):

                                   1996      1995      1994

Statutory federal income tax       $1,611    $1,392    $  903
State income taxes, net of
 federal tax benefit                   73       155        35
Subpart F income, U.S.
 property investment                  166        --        --
Foreign tax rates                     181       153       168
Decrease in deferred tax
 asset valuation allowance           (987)     (399)     (311)
Other items                           275      (190)     (193)

                                   $1,319    $1,111    $  602

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

Deferred tax assets:                         11/30/96  11/30/95

  Net operating loss carryforwards           $1,561    $3,507
  Tax credit carryforwards                    1,280       577
  Investment in subsidiaries                    689       857
  Intangible assets                             579       483
  Accrued expenses                              214       274
  Property, plant and equipment                 116       119
  Other                                         194       142
      Sub-total                               4,633     5,959
  Valuation allowance (principally
   related to certain net operating
   loss carryforwards)                        1,256     2,243

      Deferred tax assets                     3,377     3,716

Deferred tax liabilities:

  Property, plant and equipment               2,463     2,530
  Investment in subsidiaries                    838       815

      Deferred tax liabilities                3,301     3,345

Net deferred tax assets and liabilities      $   76    $  371

Net deferred tax assets:

  Current                                    $   96    $   39
  Noncurrent                                    281       332

Net deferred tax liabilities:

  Noncurrent                                   (301)       --

                                             $   76    $  371

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiary because of management's intent to indefinitely reinvest such earnings. At November 30, 1996, the undistributed earnings of the foreign subsidiary amounted to $1,010,000 (1,525,000 DM). Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

During the years ended November 30, 1996, 1995, and 1994, the decrease in valuation allowance for deferred tax assets principally related to the utilization of certain foreign net operating loss carryforwards. During the year ended November 30, 1996, the valuation allowance also decreased as a result of changes in the expected future realization of remaining foreign net operating loss carryforwards. Income tax expense for the years ended November 30, 1996, 1995, and 1994, includes $108,000, $49,000, and $118,000, respectively, relating to tax benefits associated with the exercise of stock options.

At November 30, 1996, the Company had U.S. general business tax credit carryforwards of $234,000 expiring at varying dates through the year 2006 and minimum tax credits of $1,001,000 which may be carried forward indefinitely. At November 30, 1996, the Company's foreign subsidiary had approximately $2,431,000 (3,671,000 DM) of tax net operating loss carryforwards available to be carried forward indefinitely.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred obligations of $553,000 in 1994 in connection with the acquisition of certain intangible assets under an asset purchase agreement.

11. COMMON STOCK OPTIONS AND WARRANTS

The Company has several plans which provide for granting to officers, directors, key employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 1996, options to purchase 1,076,850 shares of Common Stock were available for grant under the Company's stock option plans.


A summary of the Company's stock option activity for the years ended
November 30, 1996, 1995, and 1994 is a follows:

                              Number
                              of Shares            OPTION PRICE
                              Under                  Weighted
                              Option      Per Share  Average   Aggregate
OUTSTANDING-NOV. 30, 1993      560,908   $0.44-4.13    $1.72   $  962,000
Granted during the year        122,000    2.50-4.25     3.85      470,000
Exercised during the year     (245,068)   0.50-2.45     1.51     (370,000)
Forfeitures and expirations     (8,371)   1.00-4.25     4.18      (35,000)

OUTSTANDING-NOV. 30, 1994      429,469    0.44-4.25     2.39    1,027,000
Granted during the year         84,500    1.88-3.56     2.04      172,000
Exercised during the year      (89,868)   0.44-1.38     1.12     (101,000)
Forfeitures and expirations    (10,000)        2.63     2.63      (26,000)

OUTSTANDING-NOV. 30, 1995      414,101    0.88-4.25     2.59    1,072,000
Granted during the year        141,500    3.00-3.50     3.11      440,000
Exercised during the year     (138,834)   0.88-2.50     1.11     (154,000)
Forfeitures and expirations    (54,100)   0.88-3.25     3.23     (175,000)

OUTSTANDING-NOV. 30, 1996      362,667    1.88-4.25     3.26   $1,183,000

EXERCISABLE-NOV. 30, 1996       62,996    3.75-4.25      4.08  $  257,000

EXERCISABLE-NOV. 30, 1995      161,599   $0.88-4.13     $1.55  $  251,000



During the year ended November 30, 1996, the weighted average fair value of options granted amounted to $0.95 per share. At
November 30, 1996, the weighted average remaining contractual life of outstanding options was 3.1 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted in 1996 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.00%; volatility factor of the expected market price of the Company's Common Stock of 0.30; a weighted average expected option life of five years; and a 2.00% dividend yield. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the year ended November 30, 1996, the Company's reported and pro forma net income and earnings per share are as follows:

          As reported:
             Net income                   $3,418,000
             Earnings per common share    $     0.32

          Pro forma:
             Net income                   $3,396,000
             Earnings per common share    $     0.32

In 1993, in connection with restructuring certain industrial development authority bond indebtedness, the Company granted stock warrants that entitled the former bondholders to purchase an aggregate of 275,000 shares of the Company's Common Stock through February 28, 1996, at exercise prices ranging from $4.00 to $5.00 per share. On February 28, 1996, all of the warrants expired unexercised.

12.  EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. In connection with the required match, the Company's contribution to the plan was $182,000 in 1996, $161,000 in 1995, and $130,000 in 1994.

13.  BUSINESS SEGMENTS AND CONCENTRATION OF CREDIT RISK

The Company currently operates exclusively in a single industry as manufacturer of electronic components and a consultant in the field of electromagnetic compatibility. At November 30, 1996 and 1995, approximately 36% and 40%, respectively, of the Company's accounts receivable were from customers in the telecommunication
industry.   The Company performs periodic credit evaluations of
its customers and generally does not require advance payments or collateral. Credit losses to customers dealing in the tele-communication industry have not been material.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States and Germany. Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities. The geographic distribution of sales, operating profit and identifiable assets for 1996, 1995, and 1994 is as follows (in thousands):

                                          United          Elimina-
1996                                      States   Germany tions   Total
Revenue from unaffiliated customers       $47,541  $9,786 $   --   $57,327
Transfers between geographic areas          7,726      --  7,726        --
     Total revenues                       $55,267  $9,786 $7,726   $57,327

Operating income                          $ 4,224  $1,246 $   --   $ 5,470

Identifiable assets at November 30, 1996  $35,937  $4,701 $  425   $40,213

                                          United          Elimina-
1995                                      States   Germany tions   Total
Revenue from unaffiliated customers       $41,251  $8,046 $    -   $49,297
Transfers between geographic areas          5,347       -  5,347         -
     Total revenues                        46,598   8,046  5,347    49,297

Operating income                          $ 3,854  $1,191 $    -   $ 5,045

Identifiable assets at November 30, 1995  $34,052  $5,746 $   300   39,498

                                          United          Elimina-
1994                                      States   Germany tions   Total
Revenue from unaffiliated customers       $37,970  $5,689 $    -   $43,659
Transfers between geographic areas          3,809       -  3,809         -
     Total revenues                       $41,779  $5,689 $3,809   $43,659


Operating income                          $ 1,976  $1,320 $    -   $ 3,296

Identifiable assets at November 30, 1994  $33,857  $4,488 $  250   $38,095

In 1996, 1995, and 1994, the Company had export sales of $15,275,000, $13,295,000, and $9,141,000, respectively. In each of these years, export sales represented approximately 26%, 27% and 21%, respectively, of the Company's consolidated net sales. A substantial majority of the Company's export sales are made to European customers. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 12% in 1996, 14% in 1995, and 12% in 1994 of total consolidated net sales.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    Year Ended November 30, 1996
                                First     Second   Third     Fourth
                                (in thousands, except per share data)
Net sales                       $13,869   $13,642  $14,930   $14,886
Gross margin                      4,296     4,463    4,807     4,510
Net income                          713       812      935       958
Earnings per common share          0.07      0.08     0.09      0.09

                                    Year Ended November 30, 1995
                                First     Second   Third     Fourth
                                (in thousands, except per share data)
Net sales                       $11,309   $12,081  $12,470   $13,437
Gross margin                      3,442     3,807    4,124     4,688
Net income                          501       708      862       913
Earnings per common share          0.05      0.07     0.08      0.09

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.


15. OPERATING LEASES

The Company has entered into several operating lease agreements, primarily relating to sales office facilities and computer
equipment.   These leases are noncancelable and expire on various
dates through 2006. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for succeeding years under all operating leases are as follows:

               1997      $  215,000
               1998         199,000
               1999         161,000
               2000          84,000
               2001          73,000
        Later Years         325,000

                         $1,057,000

Total rent expense under all operating leases amounted to $397,000 in 1996, $314,000 in 1995 and $377,000 in 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" and "Directors of the Company" on pages 3 and 4 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 7, 1997 (the "Proxy Statement") is incorporated herein by reference.

The following information is provided with respect to the executive officers of the Company:

NAME OF OFFICER         AGE    POSITION

John P. Freeman          42    Vice President,
                               Chief Financial Officer

Joseph J. Gaynor         46    Vice President, General
                               Manager of Spectrum Control
                               Technology, Inc.

James A. Siegel          55    Treasurer

Richard A. Southworth    54    Vice President, General Manager
                               of Filter Products Group

James F. Toohey          62    Secretary

Richard E. Zaday         57    Vice President of Sales

As a result of the untimely death on December 27, 1996, of President and Chief Executive Officer, John L. Johnston, the Board of Directors has created an Executive Committee to act in lieu of, and to exercise all of the powers of the President and Chief Executive Officer until a successor has been appointed. The members of this Committee are: John P. Freeman, Chairman; Joseph J. Gaynor; Gerald A. Ryan; and Richard A. Southworth.

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

Mr. Southworth is a graduate of Gannon University in Mechanical Engineering and Mathematics. He joined the Company in 1991 as Vice President and General Manager of the Electromagnetic Division. Prior to joining the Company, Mr. Southworth held executive positions with National Water Specialties, Philips Components, Murata-Erie North America, and Erie Technological Products. In 1996, Mr. Southworth was named General Manager of the Company's Filter Products Group.

Mr. Toohey is a graduate of Gannon University and Dickinson School of Law and is a practicing member of the Erie County Bar Association. He is a member of the law firm of Quinn, Buseck, Leemhuis, Toohey & Kroto, Inc., general counsel to the Company, and has been a Director and Secretary of the Company since its organization.

Mr. Zaday is a graduate of Cal State - LA in electronic engineering. He joined the Company in 1990 as Distribution Sales
Manager and was named Vice President of Sales in 1994. Prior to joining the Company, Mr. Zaday held sales positions with Spectrol
Electronics, Alpha Wire, and Triad-Utrad.

All executive officers are elected by the Board of Directors and serve at the discretion of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" on pages
6 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth under "Securities Ownership" on pages 4 and 5 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) Financial Statements and Schedules


     (1) Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

                                                   PAGE NO.

Report of Independent Auditors

Consolidated Balance Sheets as of
November 30, 1996 and 1995

Consolidated Statements of Income for the Years
Ended November 30, 1996, 1995, and 1994

Consolidated Statements of Stockholders' Equity for the Years Ended November 30, 1996, 1995, and 1994

Consolidated Statements of Cash Flows for the
Years Ended November 30, 1996, 1995, and 1994

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

    Description of Exhibit                         Page No.

    Articles of Incorporation of registrant, as amended, previously filed on February 25, 1981, as Exhibit 3.1 to Form S-1 registration and incorporated herein by reference

    By-laws of registrant, as amended,
    previously filed on February 25, 1981, as
    Exhibit 3.2 to Form S-1 registration and incorporated herein by reference

    Subsidiaries of the registrant (21)

    Consent of Independent Auditors(23)

(b) Reports on Form 8-K

    None


SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended November 30, 1996
(Dollar Amounts in Thousands)

Column A                    Column B      Column C     Column D   Column E

                                          Additions
                            Balance At    Charged to              Balance
                            Beginning     Costs and               at End
Description                 of Year       Expenses     Deductions of Year

Year ended Nov. 30, 1994

Allowance for doubt-        $  188        $   62       $   29(1)  $  221
ful accounts

Valuation allowance for
deferred tax assets              -         2,773          131(2)   2,642

                            $  188        $2,835       $  160     $2,863


Year ended Nov. 30, 1995

Allowance for doubt-
ful accounts                $  221        $  130       $   45(1)  $  306

Valuation allowance for
deferred tax assets          2,642             -          399(2)   2,243

                            $2,863        $  130       $  444     $2,549

Year ended Nov. 30, 1996

Allowance for doubt-
ful accounts                $  306        $  163       $   91(1)  $  378

Valuation allowance for
deferred tax assets          2,243             -          987(2)   1,256

                            $2,549        $  163       $1,078     $1,634

<F1>
(1)  Uncollectible accounts written off, net of recoveries.
<F2>
(2) Decrease in valuation allowance, principally related to tax loss carryforwards of the Company's foreign subsidiary.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRUM CONTROL, INC

By: /s/John P. Freeman    February 17, 1997
   John P. Freeman,
   Chairman of
   Executive Committee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edwin R. Bindseil  Director              February 17, 1997


/s/John P. Freeman    Director, Principal   February 17, 1997
                      Executive Officer,
                      Chief Financial r
                      Officer and Principal
                      Accounting Officer

/s/Gerald A. Ryan     Director              February 17, 1997

/s/James F. Toohey    Director              February 17, 1997