Form 10-Q
period 1997-02-28
SPECTRUM CONTROL INC
filed 1997-03-25
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549



                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Thirteen Weeks Ended February 28, 1997
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
               (Address)                              (Zip Code)


Registrant's telephone number, including area code: 814-835-4000


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                Number of Shares Outstanding
                                     as of March 15, 1997
      Common, no par value                  10,774,233

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                   INDEX


                                                       PAGE NO.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets --
          February 28, 1997 and November 30, 1996


          Consolidated Condensed Statements of Income --
          Thirteen Weeks Ended February 28, 1997 and
          February 29, 1996


          Consolidated Condensed Statements of Cash Flows --
          Thirteen Weeks Ended February 28, 1997 and
          February 29, 1996


          Notes to Consolidated Condensed Financial
          Statements



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



Signature

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
Dollar Amounts in Thousands
(UNAUDITED)

                                  Feb. 28, 1997   Nov. 30, 1996

ASSETS

CURRENT ASSETS

  Cash                                $     408         $   413

  Accounts receivable, net of
    allowances                            9,057          10,202

  Inventories
    Finished goods                        2,651           2,631
    Work-in-process                       5,043           5,549
    Raw materials                         4,663           3,897
      Total inventories                  12,357          12,077

      Prepaid expenses and other
         current assets                     401             303

           Total current assets          22,223          22,995


PROPERTY, PLANT AND EQUIPMENT,
   at cost,less accumulated
   depreciation of $23,423
   in 1997 and $22,731 in 1996           15,880          16,017

OTHER ASSETS

   Intangible assets                        478             524
   Debt issuance costs                      185             191
   Deferred income taxes                    281             281
   Deferred charges                         142             205

          Total other assets              1,086           1,201

TOTAL ASSETS                            $39,189         $40,213


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
Dollar Amounts in Thousands
(UNAUDITED)


                                  Feb. 28, 1997   Nov.30, 1996
LIABILITIES AND STOCKHOLDERS
 EQUITY

CURRENT LIABILITIES

  Short-term debt                      $  2,044       $  3,278
  Accounts payable                        2,978          3,038
  Accrued salaries and wages              1,020          1,308
  Accrued interest                           37             48
  Accrued federal and state
   income taxes                             152             72
  Accrued other expenses                    428            325
  Current portion of long-term debt       2,185          2,392

      Total current liabilities           8,844         10,461

LONG-TERM DEBT                            4,040          4,072

DEFERRED INCOME TAXES                       328            301

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding 10,774,223
   shares in 1997 and 1996               13,755         13,755
  Retained earnings                      12,544         11,890
  Foreign currency translation
   adjustment                              (322)          (266)

      Total stockholders' equity         25,977         25,379

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $39,189        $40,213

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
Dollar Amounts in Thousands Except Per Share Data
(UNAUDITED)


                                      Thirteen Weeks Ended
                                 Feb. 28, 1997   Feb. 29, 1996

Net sales                              $12,712         $13,869

Cost of products sold                    8,998           9,573
Selling, general and
 administrative expense                  2,676           3,104
                                        11,674          12,677

Income from operations                   1,038           1,192

Interest expense                           130             202

Income before provision
 for income taxes                          908             990

Provision for income taxes                 254             277

Net income                             $   654         $   713

Earnings per common share              $  0.06         $  0.07

Dividends declared per
  common share                         $    --         $    --


Weighted average number of
 common shares outstanding          10,774,233      10,654,185

The accompanying notes are an integral part of the financial statements.


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Dollar Amounts in Thousands
(UNAUDITED)

                                      Thirteen Weeks Ended
                                    Feb. 28, 1997  Feb. 29, 1996
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               $ 1,873        $   874


CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of property, plant
    and equipment                            (587)          (967)

       Net cash used in investing
        activities                           (587)          (967)


CASH FLOWS FROM FINANCING
 ACTIVITIES

   Net proceeds(repayment) of
    short-term debt                        (1,203)           862
   Repayment of long-term debt               (104)          (708)
   Net proceeds from issuance
    of common stock                           --              52

       Net cash provided by (used
        in) financing activities           (1,307)           206

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                       16             (6)

NET INCREASE(DECREASE) IN CASH                 (5)           107

CASH, BEGINNING OF PERIOD                     413            202

CASH, END OF PERIOD                       $   408        $   309

CASH PAID DURING THE PERIOD FOR:

       Interest                           $   141       $    224
       Income taxes                            18            213

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 1997


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1996.

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

Results of Operations

Net sales decreased 8% during the period, with consolidated net sales of $12.7 million in 1997 and $13.9 million in 1996. Customer orders during the fourth quarter of 1996 were soft, amounting to $11.8 million. This softening of customer orders,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



particularly from telecommunication customers, resulted in lower shipments for the first quarter of fiscal 1997. Customer orders received during the first thirteen weeks of fiscal 1997, however, increased to $14.1 million. As a result, Management believes shipment levels will increase during the second quarter of 1997.

Gross margin was $3.7 million or 29% of sales in 1997, compared to $4.3 million or 31% of sales in 1996. The decrease in gross margin primarily reflects the impact of fixed manufacturing overhead and lower shipment levels.

As a percentage of sales, selling expense remained constant during the period at 11%, with total selling expense of $1.5 million in 1997 and $1.6 million in 1996. General and administrative expense decreased during the period, amounting to $1.2 million or 10% of sales during the first quarter of 1997, compared to $1.5 million or 11% of sales for the comparable period of 1996. The decrease in general and administrative expense primarily reflects reduced expenses associated with the implementation of the Company's Rapid Response program. Although Rapid Response will continue to be implemented throughout 1997 and 1998, the expenses associated with the program were principally incurred by the Company during fiscal 1996 in the form of consulting fees and employee education. Accordingly, Management expects that overall general and administrative expense in 1997 will be lower than fiscal 1996 levels.

Interest expense decreased by $72,000 during the period, from $202,000 in 1996 to $130,000 in 1997. The decrease in interest expense primarily reflects reduced bank indebtedness. Overall average interest rates remained stable throughout the period.

The Company's effective income tax rate also was constant at 28% for the first thirteen weeks of fiscal 1997 and 1996.


Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the Bank ). Prior to March 18, 1997, borrowings and required payments under the revolving credit line were based upon an asset formula involving accounts receivable and inventories. On March 18, 1997, the line of credit agreement was renewed through April 30, 1999. Under the terms of the renewal, borrowings under the line of credit are no longer limited by an asset formula. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with current interest rates on borrowings below the Bank's prevailing prime rate. At February 28, 1997, the Company had borrowed $1.7 million under this financing arrangement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.2 million (2.0 million DM). At February 28, 1997, the Company had borrowed $334,000 (551,000 DM) against these lines of credit. Borrowings under the lines of credit currently bear interest at rates below the prevailing prime rate and are payable upon demand.

The Company's working capital continued to increase during the period. At February 28, 1997, the Company had net working capital of $13.4 million, compared to $12.5 million at November 30, 1996. The Company's current ratio also improved during the first thirteen weeks of fiscal 1997, with current assets at 2.51 times current liabilities at February 28, 1997 and 2.20 at November 30, 1996.

As a result of improved accounts receivable and inventory turnover rates, net cash from operations increased significantly during the period. During the first thirteen weeks of fiscal 1997, net cash provided by operations amounted to $1.9 million, an increase of $1.0 million from the comparable period of 1996. With the ongoing implementation of the Company's Rapid Response program, Management anticipates that inventory turnover rates will continue to improve throughout 1997.

During the first quarter of 1997, the Company's cash expenditures for property, plant and equipment amounted to $587,000. These capital expenditures primarily related to operating improvements and manufacturing equipment for new product offerings, including resonator and band pass filter products. During the first thirteen weeks of 1997, the Company also repaid $1.3 million of bank indebtedness. Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1997, including scheduled long-term debt repayment and planned capital expenditures.


Forward-Looking Information

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which reflect Management's current views with respect to future shipment and operating expense levels, inventory turnover rates, and ongoing cash requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe, expect, anticipate and similar expressions identify forward-looking statements. Readers are cautioned not

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) increased price competition in the Company's marketplace; (2) technology advances effecting the demand for the Company's products; (3) other changes in market demand, particularly among telecommu-nications customers; (4) market acceptance and penetration for the Company's new product offerings; (5) changes in the overall economic climate; (6) operating cost fluctuations and availability of raw materials; and (7) unplanned capital replacement or expansion.



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



                              SPECTRUM CONTROL, INC.
                                  (Registrant)



Date:   March 25, 1997        By:  /s/ John P. Freeman
                              John P. Freeman, Vice President
                              and Chief Financial Officer
                              (Principal Accounting and
                               Financial Officer)