Form 10-Q
period 1997-05-31
SPECTRUM CONTROL INC
filed 1997-07-09
CIK 92769

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended May 31, 1997

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

          CLASS                    NUMBER OF SHARES OUTSTANDING
                                        as of June 16, 1997

     Common, no par value                   10,774,233

                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX

                                                       Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets --
          May 31, 1997 and November 30, 1996              3-4


          Consolidated Condensed Statements of
          Income - Thirteen Weeks Ended
          and Twenty-Six Weeks Ended
          May 31, 1997 and 1996                             5

          Consolidated Condensed Statements of
          Cash Flows - Thirteen Weeks Ended
          and Twenty-Six Weeks Ended
          May 31, 1997 and 1996                             6


          Notes to Consolidated Condensed
          Financial Statements                              7


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                  8-11


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8K                  12

Signature                                                  13

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    May 31, 1997   Nov. 30, 1996

ASSETS

CURRENT ASSETS

  Cash                                  $   307        $   413

  Accounts receivable, net of
  allowances                              9,182         10,202

  Inventories
     Finished goods                       2,279          2,631
     Work-in-process                      5,106          5,549
     Raw materials                        4,930          3,897
       Total inventories                 12,315         12,077



  Prepaid expenses and other
  current assets                            320            303

       Total current assets              22,124         22,995

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $24,304
  in 1997 and $22,731 in 1996            15,703         16,017

OTHER ASSETS
 Intangible assets                          431            524
 Debt issuance costs                        179            191
 Deferred income taxes                      281            281
 Deferred charges                           151            205

        Total other assets                1,042          1,201

TOTAL ASSETS                            $38,869        $40,213



The accompanying notes are an integral part of the financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
[CAPTION]
                                    May 31, 1997    Nov.30, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
[S]                                     [C]            [C]
CURRENT LIABILITIES

  Short-term debt                       $ 1,411        $ 3,278
  Accounts payable                        2,782          3,038
  Accrued salaries and wages              1,215          1,308
  Accrued interest                           57             48
  Accrued federal and state
   income taxes                              61             72
  Accrued other expenses                    251            325
  Current portion of long-term debt       2,056          2,392

          Total current liabilities       7,833         10,461

LONG-TERM DEBT                            3,807          4,072

DEFERRED INCOME TAXES                       365            301

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding 10,774,233
   shares in 1997 and 1996               13,755         13,755
  Retained earnings                      13,483         11,890
  Foreign currency translation
   adjustment                              (374)          (266)

          Total stockholders' equity     26,864         25,379

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $38,869        $40,213

[FN]
The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
                           (Thousands of Dollars Except Per Share Data)

                         Thirteen Weeks Ended    Twenty-Six Weeks Ended
                         05/31/97    05/31/96    05/31/97      05/31/96
Net sales                $14,376      $13,642    $27,088        $27,511

Cost of products sold      9,977        9,179     18,975         18,752
Selling, general and
 administrative expense    2,971        3,129      5,647          6,233
                          12,948       12,308     24,622         24,985

Income from operations     1,428        1,334      2,466          2,526

Interest expense             125          206        255            408

Income before provision
 for income taxes          1,303        1,128      2,211          2,118

Provision for
 income taxes                364          316        618            593

Net income               $   939     $    812    $ 1,593         $1,525


Earnings per
 common share            $  0.09     $   0.08    $  0.15         $ 0.14

Weighted average number
 of common shares
 outstanding           10,774,233   10,738,270   10,774,233  10,696,995

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNT IN THOUSANDS
(UNAUDITED)
                                      Twenty-Six Weeks Ended

                                   May 31, 1997  May 31, 1996
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              $3,463              $2,035

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant
     and equipment                 (1,309)             (2,094)

      Net cash used in investing
       activities                  (1,309)             (2,094)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net proceeds (repayment) of
    short-term debt                (1,867)              1,153
   Repayment of long-term debt       (408)             (1,123)
   Net proceeds from issuance
    of common stock                    --                  94

      Net cash provided by
       (used in) financing
        activities                 (2,275)                124


EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                     15                  (5)

NET INCREASE (DECREASE) IN CASH      (106)                 60

CASH BEGINNING OF PERIOD              413                 202

CASH END OF PERIOD                 $  307              $  262

CASH PAID DURING THE PERIOD FOR:

      Interest                     $  246              $  394
      Income taxes                    436                 715

 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MAY 31, 1997


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



SECOND QUARTER 1997 VERSUS SECOND QUARTER 1996


Results of Operations

Net sales increased 5% during the period, with consolidated net sales of $14.4 million in the second quarter of 1997 and $13.6 million in the comparable quarter of 1996. The increase in sales reflects additional shipment volume in several of the Company s electromagnetic interference ( EMI ) product offerings, particularly EMI custom assemblies used by telecommunication and other commercial customers in various filtered power distribution systems.

Gross margin was $4.4 million or 31% of sales in 1997, compared to $4.5 million or 33% of sales in 1996. The decrease in gross margin, as a percentage of sales, principally reflects changes in sales mix and the related impact of fixed manufacturing overhead and lower production requirements at the Company s ceramic capacitor manufacturing operation in New Orleans, Louisiana.

During the second quarter of 1997, the Company adopted a plan to restructure and consolidate its existing filter assembly divisions to reflect current market and manufacturing process synergies. Management anticipates that this restructuring, which will be completed during the third quarter of fiscal 1997, will reduce manufacturing costs and improve gross margins. The Company does not expect to incur any significant costs or charges in connection with this restructuring.

Selling, general and administrative expense decreased during the period, amounting to $3.0 million or 21% of sales for the second quarter of 1997, compared to $3.1 million or 23% of sales for the same period last year. The Company continuously identifies and implements cost reduction programs designed to improve operating efficiencies and reduce related operating expenses. As a result, despite greater sales volume, selling expense decreased by $65,000 in 1997 compared to 1996, and general and administrative expense decreased by $93,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



TWENTY-SIX WEEKS 1997 VERSUS TWENTY-SIX WEEKS 1996

Results of Operations

Net sales were relatively stable during the period, amounting to $27.1 million for the first half of 1997 and $27.5 million for the comparable period of 1996. Demand for the Company s products, however, continued to increase. Customer orders received during the first half of 1997 amounted to $30.0 million, an increase of $5.6 million or 23% from the second half of fiscal 1996. As a result, Management believes shipment levels will increase during the second half of 1997.

During the first half of 1997, gross margin was $8.1 million or 30% of sales, compared to $8.8 million or 32% of sales for the first half of 1996. As indicated above, the decrease in gross margin primarily reflects the impact of fixed manufacturing overhead and lower production requirements at the Company s ceramic capacitor manufacturing facility.

As a percentage of sales, selling expense remained constant during the period at 12%, with total selling expense of $3.1 million in 1997 and $3.3 million in 1996. General and administrative expense decreased during the period, amounting to $2.5 million or 9% of sales during the first half of 1997, compared to $2.9 million or 11% of sales for the comparable period of 1996. The decrease in general and administrative expense primarily reflects reduced expenses associated with the implementation of the Company s Rapid Response program. Although Rapid Response will continue to be implemented throughout 1997 and 1998, the expenses associated with the program were principally incurred by the Company during fiscal 1996 in the form of consulting fees and employee education. Accordingly, Management expects that overall general and administrative expense in 1997 will be lower than fiscal 1996 levels.

Interest expense decreased by $153,000 during the period, from $408,000 in 1996 to $255,000 in 1997. The decrease in interest expense primarily reflects reduced bank indebtedness. Overall, average interest rates remained stable throughout the period.

The Company s effective income tax rate also was constant at 28% for the first half of fiscal 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)




Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the Bank ). Prior to March 18, 1997, borrowings and required payments under the revolving credit line were based upon an asset formula involving accounts receivable and inventories. On March 18, 1997, the line of credit agreement was renewed through April 30, 1999. Under the terms of the renewal, borrowings under the line of credit are no longer limited by an asset formula. The revolving credit line is collateralized by substantially all of the Company s tangible and intangible property, with current interest rates on borrowings below the Bank s prevailing prime rate. At May 31, 1997, the Company had borrowed $1.4 million under this financing arrangement.

The Company s wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.2 million (2.0 million DM). At May 31, 1997, there were no borrowings outstanding against these lines of credit. Future borrowings under the lines of credit will bear interest at rates below the prevailing prime rate and will be payable upon demand.

The Company s working capital continued to increase during the period. At May 31, 1997, the Company had net working capital of $14.3 million, compared to $12.5 million at November 30, 1996. The Company s current ratio also improved during the first half of fiscal 1997, with current assets at 2.82 times current liabilities at May 31, 1997 and 2.20 at November 30, 1996.

As a result of improved accounts receivable and inventory turnover rates, net cash from operations increased significantly during the period. During the first half of fiscal 1997, net cash provided by operations amounted to $3.5 million, an increase of $1.4 million from the comparable period of 1996. With the ongoing implementation of the Company s Rapid Response program, Management anticipates that inventory turnover rates will continue to improve throughout 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


During the first twenty-six weeks of 1997, the Company s cash expenditures for property, plant and equipment amounted to $1.3 million. These capital expenditures primarily related to operating improvements and manufacturing equipment for new product offerings, including resonator and band pass filter products. During the first half of 1997, the Company also repaid $2.3 million of bank indebtedness. Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1997, including scheduled long-term debt repayment and planned capital expenditures.

Forward-Looking Information

Management s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which reflect Management s current views with respect to future shipment and operating expense levels, inventory turnover rates, and ongoing cash requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe , expect , anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) increased competition in the Company s marketplace; (2) technology advances effecting the demand for the Company s products; (3) other changes in market demand, particularly among telecommunications customers; (4) market acceptance and penetration for the Company s new product offerings; (5) changes in the overall economic climate; (6) operating cost fluctuations and availability of raw materials; and (7) unplanned capital replacement or expansion.


PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


     (a)  None

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on ts behalf by the undersigned thereunto duly authorized.



SPECTRUM CONTROL, INC.
(Registrant)



By:  s/s John P. Freeman
     John P. Freeman, Vice President
     and Chief Financial Officer
     (Principal Accounting and
     Financial Officer


Dated:    June 20, 1997