Form 10-Q
period 1997-08-31
SPECTRUM CONTROL INC
filed 1997-09-26
CIK 92769

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended August 31, 1997

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

          CLASS                    NUMBER OF SHARES OUTSTANDING
                                    as of September 15, 1997

     Common, no par value                   10,834,231

                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX

                                                       Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets --
          August 31, 1997 and November 30, 1996           3-4


          Consolidated Condensed Statements of
          Income - Thirteen Weeks Ended
          and Thirty-Nine Weeks Ended
          August 31, 1997 and 1996                          5

          Consolidated Condensed Statements of
          Cash Flows - Thirteen Weeks Ended
          and Thirty-Nine Weeks Ended
          August 31, 1997 and 1996                          6


          Notes to Consolidated Condensed
          Financial Statements                              7


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                  8-12


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8K                  13

Signature                                                  14

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    Aug. 31, 1997   Nov. 30, 1996

ASSETS

CURRENT ASSETS

  Cash                                  $   870        $   413

  Accounts receivable, net of
  allowances                              8,532         10,202

  Inventories
     Finished goods                       2,230          2,631
     Work-in-process                      5,124          5,549
     Raw materials                        5,075          3,897
       Total inventories                 12,429         12,077



  Prepaid expenses and other
  current assets                            242            303

       Total current assets              22,073         22,995

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $25,141
  in 1997 and $22,731 in 1996            15,767         16,017

OTHER ASSETS
 Intangible assets                          388            524
 Debt issuance costs                        173            191
 Deferred income taxes                      281            281
 Deferred charges                           131            205

        Total other assets                  973          1,201

TOTAL ASSETS                            $38,813        $40,213


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    Aug. 31, 1997    Nov.30, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $    --        $ 3,278
  Accounts payable                        2,615          3,038
  Accrued salaries and wages              1,395          1,308
  Accrued interest                           55             48
  Accrued federal and state
   income taxes                             221             72
  Accrued other expenses                    295            325
  Current portion of long-term debt       1,944          2,392

          Total current liabilities       6,525         10,461

LONG-TERM DEBT                            3,777          4,072

DEFERRED INCOME TAXES                       407            301

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding 10,834,231
   shares in 1997 and 10,774,233
   shares in 1996                        13,952         13,755
  Retained earnings                      14,542         11,890
  Foreign currency translation
   adjustment                              (390)          (266)

          Total stockholders' equity     28,104         25,379

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $38,813        $40,213



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
                           (Thousands of Dollars Except Per Share Data)

                         Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                         08/31/97    08/31/96    08/31/97      08/31/96
Net sales                $13,969      $14,930    $41,058        $42,441

Cost of products sold      9,530       10,123     28,506         28,875
Selling, general and
 administrative expense    2,940        3,301      8,588          9,534
                          12,470       13,424     37,094         38,409

Income from operations     1,499        1,506      3,964          4,032

Other income (expense)
 Interest expense           (109)        (190)      (363)          (598)
 Other income and expense,
  net                         80          (17)        80            (17)
                             (29)        (207)      (283)          (615)

Income before provision
 for income taxes          1,470        1,299      3,681          3,417

Provision for
 income taxes                411          364      1,029            957

Net income               $ 1,059     $    935    $ 2,652         $2,460


Earnings per
 common share            $  0.10     $   0.09    $  0.25         $ 0.23

Weighted average number
 of common shares
 outstanding           10,806,696   10,758,726   10,785,133  10,717,647

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                      Thirty-Nine Weeks Ended
                                   Aug. 31, 1997 Aug. 31, 1996
NET CASH PROVIDED BY
 OPERATING ACTIVITIES              $6,261              $3,055

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Proceeds from sale of property,
     plant and equipment               --               1,655

    Purchase of property, plant
     and equipment                 (2,230)             (3,027)

      Net cash used in investing
       activities                  (2,230)             (1,372)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net repayment of short-term
    debt                           (3,278)              (277)
   Repayment of long-term debt       (510)             (1,336)
   Net proceeds from issuance
    of common stock                   197                 132

      Net cash used in financing
        activities                 (3,591)             (1,481)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                     17                  (2)

NET INCREASE IN CASH                  457                 200

CASH BEGINNING OF PERIOD              413                 202

CASH END OF PERIOD                 $  870              $  402

CASH PAID DURING THE PERIOD FOR:

      Interest                     $  356              $  565
      Income taxes                    645                 950

 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 1997


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

Note 1 - Principles of Consolidation

The consolidated condensed financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the Company). To facilitate timely reporting, the fiscal quarters of a foreign subsidiary are based upon a fiscal year which ends October 31. All significant intercompany accounts are eliminated upon consolidation.

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

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



THIRD QUARTER 1997 VERSUS THIRD QUARTER 1996


Results of Operations

Net sales decreased 6% during the period, with consolidated net sales of $14.0 million in the third quarter of 1997 and $14.9 million in the comparable quarter of 1996. During the third quarter of 1997, certain of the Company's telecommunication customers rescheduled or delayed receipt of the Company's electromagnetic interference ("EMI") filter products. However, overall demand for the Company's EMI filter products remained strong, with total customer orders received of $15.3 million during the third quarter of 1997, an increase of 22% from the third quarter of 1996.

As a percentage of sales, gross margin remained stable during the period. During the thirteen weeks ended August 31, 1997, gross margin was $4.4 million or 32% of sales, compared to $4.8 million or 32% of sales for the comparable period of 1996.

Selling, general and administrative expense decreased during the period, amounting to $2.9 million or 21% of sales for the third quarter of 1997, compared to $3.3 million or 22% of sales for the same period last year. As more fully discussed below, this decrease principally reflects reduced expenses associated with the Company's Rapid Response program.

As a result of the Company's continued debt reduction, interest expense decreased by $81,000 during the period. For the third quarter of 1997, interest expense amounted to $109,000 compared to $190,000 for the comparable quarter of 1996.

During the thirteen weeks ended August 31, 1997, the Company recognized other income or $80,000 in connection with certain patent licensing activity.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



THIRTY-NINE WEEKS 1997 VERSUS THIRTY-NINE WEEKS 1996

Results of Operations

Net sales decreased by 3% during the period, amounting to $41.1 million for the first thirty-nine weeks of 1997 and $42.4 million for the comparable period of 1996. However, customer orders received during the first nine months of 1997 amounted to $45.2 million, an increase of $507,000 from the same period last year. As a result, Management believes shipment levels will increase during the remainder of fiscal 1997. Overall, average selling prices remained relatively stable throughout the period.

During the first thirty-nine weeks of 1997, gross margin was $12.6 million or 31% of sales compared to $13.6 million or 32% of sales for the same period last year. In addition to reduced sales volume, the decrease in gross margin primarily reflects changes in sales mix and the related impact of fixed manufacturing overhead and lower production requirements at the Company's ceramic capacitor manufacturing operation in New Orleans, Louisiana.

During the third quarter of 1997, the Company completed a restructuring and consolidation of its assembly divisions to better reflect current market and manufacturing process synergies. Management anticipates that this restructuring will reduce manufacturing costs and improve gross margins. The Company did not incur any significant costs or charges in connection with this restructuring.

As a percentage of sales, selling expense remained constant during the period at 11%, with total selling expense of $4.7 million in 1997 and $4.8 million in 1996. General and administrative expense decreased during the period, amounting to $3.9 million or 10% of sales during the first thirty-nine weeks of 1997, compared to $4.7 million or 11% of sales for the comparable period of 1996. The decrease in general and administrative expense primarily reflects reduced expenses associated with the implementation of the Company's Rapid Response program. Although Rapid Response will continue to be implemented throughout 1997 and 1998, the expenses associated with the program were principally incurred by the Company during fiscal 1996 in the form of consulting fees and employee education. Accordingly, Management expects that overall general and administrative expense in 1997 will be lower than fiscal 1996 levels.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)




Interest expense decreased by $235,000 during the period, from $598,000 in 1996 to $363,000 in 1997. The decrease in interest expense primarily reflects reduced bank indebtedness. Overall, average interest rates remained stable throughout the period.

The Company's effective income tax rate also was constant at 28% for the first thirty-nine weeks of fiscal 1997 and 1996, compared to an applicable statutory income tax rate of approximately 40%. Differences in the effective tax rate and statutory tax rate primarily reflect changes in the deferred tax asset valuation allowance relating to certain foreign net operating loss carryforwards.

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the Bank ). Prior to March 18, 1997, borrowings and required payments under the revolving credit line were based upon an asset formula involving accounts receivable and inventories. On March 18, 1997, the line of credit agreement was renewed through April 30, 1999. Under the terms of the renewal, borrowings under the line of credit are no longer limited by an asset formula. The revolving credit line is collateralized by substantially all of the Company s tangible and intangible property, with interest rates on borrowings at or below the Bank s prevailing prime rate. At August 31, 1997, there were no borrowings outstanding under this financing arrangement.

The Company s wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.1 million (2.0 million DM). At August 31, 1997, there were no borrowings outstanding against these lines of credit. Future borrowings, if any, under the lines of credit will bear interest at rates at or below the prevailing prime rate and will be payable upon demand.

The Company s working capital continued to increase during the period. At August 31, 1997, the Company had net working capital of $15.5 million, compared to $12.5 million at November 30, 1996. The Company s current ratio also improved during the first thirty-nine weeks of fiscal 1997, with current assets at 3.38 times current liabilities at August 31, 1997 and 2.20 at November 30, 1996.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)




As a result of improved accounts receivable and inventory turnover rates, net cash from operations increased significantly during the period. During the first three quarters of fiscal 1997, net cash provided by operations amounted to $6.3 million, an increase of $3.2 million from the comparable period of 1996. With the ongoing implementation of the Company s Rapid Response program, Management anticipates that inventory turnover rates will continue to improve throughout 1997 and 1998.

During the first thirty-nine weeks of 1997, the Company s cash expenditures for property, plant and equipment amounted to $2.2 million. These capital expenditures primarily related to operating improvements and manufacturing equipment for new product offerings, including resonator and band pass filter products. During the first thirty-nine weeks of 1997, the Company also repaid $3.8 million of bank indebtedness. Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1997, including scheduled long-term debt repayment and planned capital expenditures.



Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply SFAS No. 128 for the quarter ended February 28, 1998 and restate prior period information as required under the statement. The Company does not expect the adoption of SFAS No. 128 to have a material impact on reported earnings per share.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting and Disclosures about Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)




Forward-Looking Information

Management s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which reflect Management s current views with respect to future shipment and operating expense levels, inventory turnover rates, and ongoing cash requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words believe , expect , anticipate and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) increased competition in the Company s marketplace; (2) technology advances affecting the demand for the Company s products; (3) other changes in market demand, particularly among communications customers; (4) market acceptance and penetration for the Company s new product offerings; (5) changes in the overall economic climate; (6) operating cost fluctuations and availability of raw materials; and (7) unplanned capital replacement or expansion.


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

Dated:    September 26, 1997