Form 10-K
period 1997-11-30
SPECTRUM CONTROL INC
filed 1998-03-02
CIK 92769

Securities and Exchange Commission
		    Washington, D.C.  20549

			   Form 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934
	 For the fiscal year ended November 30, 1997
			       OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	 THE SECURITIES EXCHANGE ACT OF 1934
	 For the transition period from .............. to ............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ].

At January 30, 1998, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $5.375 was $52,777,012. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 30, 1998, the registrant had outstanding 10,869,510 shares of Common Stock, no par value.

		 Documents incorporated by reference

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 6, 1998 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.   BUSINESS

	Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

GENERAL

	Spectrum Control, Inc. and its subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded 29 years ago as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has adapted its core EMI filter technology into a complete line of capacitors, filters, filtered arrays, and filtered connectors. In recent years, the Company has expanded its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power entry modules, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

	The need for EMI products results from the increasing dependency of our society on electronic equipment of various kinds, including wireless communication systems. This equipment both emits, and is sensitive to, random electromagnetic waves over a broad spectrum of wave lengths, which can interfere with and degrade the performance of other electronic equipment. The Company's EMI products are designed to suppress the emission of unwanted waves or to reduce their strength to an innocuous level, by reflecting them from one component to another in series or by converting their energy into heat which is then dissipated.

	Spectrum Control, Inc. was incorporated in Pennsylvania in 1968. The Company's Interconnect Products Division, which manufactures various EMI filter products, is located in Fairview, Pennsylvania. The Company's executive offices and Control Products Division, which manufactures various power and microwave products, are located in Erie, Pennsylvania.

	Spectrum Control Technology, Inc., a wholly-owned subsidiary, maintains a facility in New Orleans, Louisiana, with advanced manufacturing equipment designed for the production of ceramic capacitors, resonators, and specialty ceramic products. Currently, this subsidiary primarily manufactures ceramic discoidal and tubular capacitors used in the Company's EMI filter products.

	Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach, Germany, acts as a distributor for the Company's products in the European market.

MARKETS

	The Company's products are utilized in numerous applications including industrial equipment, instrumentation, computers, and medical equipment. The Company's primary markets, however, are communications equipment and military/aerospace.

COMMUNICATIONS EQUIPMENT

	For the past several years the communications industry has experienced significant worldwide growth. This growth has primarily resulted from increased business and consumer demand for wireless communication services. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services
(PCS), and satellite-based voice and data systems have also contributed to this growth. As demand for wireless communication services grows, service providers are expanding associated infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market's growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

	The Company provides filtered arrays, filtered connectors, and power products to leading suppliers of communication systems. Using its solutions-oriented approach, the Company provides its original equipment manufacturer ("OEM") customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

	Approximately 34% of the Company's total revenue during fiscal year 1997 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.

MILITARY/AEROSPACE

	Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, and radar systems. The Company provides low pass filters and multi-section assemblies to major equipment manufacturers for installation into these systems. The Company's customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments.

	In fiscal year 1997, military/aerospace sales accounted for approximately 27% of the Company's total sales. The Company does not expect such sales to increase from the levels achieved in the 1997 fiscal year due to reductions in funding for new programs. While the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.

PRODUCTS

	The Company's current product offerings are organized into four primary product families: interconnect filter products, power products, microwave products, and specialty ceramic components.

INTERCONNECT FILTER PRODUCTS

	Control of unwanted electromagnetic waves is accomplished through various combinations of EMI suppression devices. The EMI suppression devices produced by the Company include those that are utilized as circuit components and whose function is to permit the desired frequencies to pass through a circuit while rejecting or preventing the unwanted signals. The majority of these products are composed of either reactive (reflecting energy) or loss (dissipating energy) elements or at times, combinations of the two. These products can be utilized as individual components or combined in various configurations to provide the amount of EMI control needed. The Company's interconnect products include low pass filters, filtered arrays, and filtered connectors.

	  LOW PASS FILTERS

	The Company's low pass filter offerings include hermetically sealed and resin sealed/solder-in filters and capacitors. The Company's hermetically sealed filters are primarily used in military/secure communications, aerospace, rocket ignitors, power supplies, signal lines, and certain medical equipment. Resin sealed/solder-in filters are used in a wide range of products including telecommunications equipment, transceivers, and industrial control systems.

	  FILTERED ARRAYS

	The Company's filtered array products include filter plate assemblies and filtered terminal blocks. Filter plates are predominantly utilized in telecommunication equipment including cellular base statements, linear power amplifiers, and cellular microcell repeaters. This product offering often provides an economical method of meeting electromagnetic compatibility (EMC) requirements. Filtered terminal blocks, which are designed with a rugged construction to protect the filtering elements, are primarily used in telecommunication equipment, industrial controls, uninterruptible power supplies, and instrumentation.

	  FILTERED CONNECTORS

	The Company offers a range of filtered D-Subminiature Connectors. These filtered connectors are used in numerous applications including telecommunications equipment, cellular base stations, secured communications, industrial process equipment, and certain personal computers.

	During the year ended November 30, 1997 approximately 80% of the Company's total revenue was generated from the sale of interconnect filter products.

POWER PRODUCTS

	Commencing in fiscal year 1996, the Company expanded its product offerings to include certain power products. This product offering currently includes commercial custom assemblies, multi-section assemblies, and power entry modules. Commercial custom assemblies consist of telecommunication racks, power supplies, industrial controls, and other value-added assemblies. The Company's multi-section products primarily serve the military/aerospace market with applications in satellite communications, electronic warfare, and ground/air weapon systems.

	During the year ended November 30, 1997 approximately 17% of the Company's total revenue was generated from the sale of power products.

MICROWAVE PRODUCTS

	Recently, the Company commenced the manufacture and sale of coaxial ceramic resonators, band pass filters, and duplexers. These products primarily serve the communications industry with applications in cellular telephones and base stations, satellite transceivers, wireless modems and LANS, and CATV.

	During the year ended November 30, 1997, approximately 2% of the Company's total revenue was generated from the sale of microwave products.

SPECIALTY CERAMIC COMPONENTS

	Spectrum Control Technology, Inc., a wholly-owned subsidiary of the Company, is currently developing a line of specialty ceramics and three-terminal devices. These products are primarily used in testing and measurement instruments, high frequency power supplies, RF amplifiers, and radio communication equipment.

	In fiscal 1997, sales of specialty ceramic components were not material.

BUSINESS SEGMENTS

	The Company currently operates exclusively in a single industry as manufacturer of electronic control products and systems.


	The Company has operations in the United States and Germany.
Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities.  The geographic distribution of sales, operating profit and identifiable assets for 1997, 1996, and 1995 is as follows(in thousands):
				United
	     1997               States      Germany    Eliminations   Total
Revenue from unaffiliated
  customers                     $48,148     $8,318     $    -         $56,466
Transfers between
  geographic areas                5,735          -      5,735               -
     Total revenues             $53,883     $8,318     $5,735         $56,466
Operating income                $ 4,864     $  922     $    -         $ 5,786

Identifiable assets at
  November 30, 1997             $36,478     $4,078     $  500         $40,056
				United
	    1996                States      Germany    Eliminations   Total
Revenue from unaffiliated
  customers                     $47,541     $9,786     $    -         $57,327
Transfers between
  geographic areas                7,726          -      7,726               -
     Total revenues             $55,267     $9,786     $7,726         $57,327
Operating income                $ 4,224     $1,246     $    -         $ 5,470

Identifiable assets at
  November 30, 1996             $35,937     $4,701     $  425         $40,213
				United
	    1995                States      Germany    Eliminations   Total
Revenue from unaffiliated
  customers                     $41,251     $8,046     $    -         $49,297
Transfers between
  geographic areas                5,347          -      5,347               -
     Total revenues             $46,598     $8,046     $5,347         $49,297
Operating income                $ 3,854     $1,191     $    -         $ 5,045

Identifiable assets at
  November 30, 1995             $34,052     $5,746     $  300         $39,498

	In 1997, 1996, and 1995, the Company had export sales of $10,028,000, $15,275,000, and $13,295,000, respectively. In each of these years, export sales represented approximately 18%, 26%, and 27%, respectively, of the Company's consolidated net sales. A substantial majority of the Company's export sales are made to European customers.

	The Company expects that international sales will continue to account for a significant portion of its total sales. There can be no assurance, however, that the Company will be able to maintain or increase international demand for the Company's products or that the Company will be able to effectively meet that demand. The Company's international sales are predominantly denominated in U.S. dollars and German Deutsche Marks. An increase in the value of these currencies relative to other foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities include potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future results of operations.

PRODUCTION

	The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company's wholly-owned subsidiary, Spectrum Control Technology, Inc. in
New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company's Interconnect Products Division in Fairview, Pennsylvania. Coaxial ceramic dielectric resonators are principally used in the manufacture of band pass filters and duplexers at the Company's Control Products Division in Erie, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

	The Company purchases brass bushings, castings, miniature metal stampings, as well as other hardware used in the assembly and production of its products. These items are available from numerous sources. The principal raw materials used by the Company in the manufacture of ceramic capacitors and resonators are barium titanate ceramic, silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on the Company's operating results.

	The Company's customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, the Company's Interconnect Products Division and Control Products Division have achieved and maintain ISO 9001 certification. In fiscal year 1998, Management expects the Company's Ceramic Components Division in New Orleans, Louisiana to also achieve ISO 9001 certification. There is no assurance, however, that the Division will achieve this quality certification.

	In recent years, a majority of the Company's capital investment has been expended to establish new production lines, increase capacity, and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.

SALES AND DISTRIBUTION

	The Company sells its products primarily through manufacturers' representatives, managed by the Company's internal sales force, and distribution. Prior to fiscal 1997, the Company principally maintained representatives in the United States, Canada, Israel, and Europe. In 1997, the Company expanded its sales organization to include manufacturers' representatives in Mexico, Brazil, Australia, and much of Asia. In fiscal 1997, approximately 20% of the Company's consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company's wholly-owned German subsidiary, Spectrum Control GmbH.

	During fiscal year 1997, the Company sold its products to approximately 900 accounts. Sales of products to the Company's top ten customers represented 44% ($24.9 million) of total consolidated net sales in 1997. The company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 9% in 1997, 12% in 1996, and 14% in 1995 of total consolidated net sales. The Company's second largest single customer represented 7% of total consolidated net sales in 1997, 8% in 1996, and 9% in 1995. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

	Shipments are made by common carrier. Since most of the Company's products are either small or miniaturized and light weight, shipping charges do not affect the Company's ability to compete for business domestically or abroad.

	No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

	The Company's backlog, which consists of purchase orders by customers, totaled approximately $21.0 million at November 30, 1997 and $17.0 million at November 30, 1996. It is anticipated that approximately 90% of the Company's backlog as of November 30, 1997 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.

EMPLOYEES

	As of November 30, 1997, the Company had a total of 763 employees, including 40 in sales, marketing and customer support; 63 in engineering and product development; 618 in manufacturing; and 42 in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

PROPRIETARY RIGHTS

	In connection with the manufacture and sale of control products and systems, the Company owns two (2) United States and two (2) foreign patents and has several patents pending. None of these patents and patent applications are critical to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to its business. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

	The Company holds twenty (20) United States patents and forty-five
(45) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

GOVERNMENT REGULATIONS

	The Company's products are incorporated into communications systems which are subject to various FCC regulations. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations by restricting development efforts by the Company's customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have an adverse effect on the Company's business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

	In order to qualify as an approved supplier of EMI/EMC products for use in equipment purchased by the military services or aerospace programs, the Company is required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, and the Navy. The Company's products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. To the extent required, the Company meets or exceeds all of these specifications.

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

COMPETITION

	The markets for the Company's products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. Among the Company's principal competitors are: Amp, AVX, Amphenol, Tusonix, and Trans-Tech. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company's primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

	The Company believes that its ability to compete in its current markets depends on factors both within and outside the Company's control, including the timing and success of new product introductions by the Company and its competitors, availability of ceramic and assembly manufacturing capability, the Company's ability to support decreases in selling price through operating cost reductions, adequate sources of raw materials, product quality, and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

RESEARCH AND DEVELOPMENT

	The Company's research and development efforts are focused on expanding the Company's materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 1997, the Company employed 63 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers.

	Research and development expense amounted to $807,000 in 1997, $821,000 in 1996, and $771,000 in 1995.

OTHER MATTERS

	The business of the Company is not subject to any significant seasonal fluctuations.

	The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.


ITEM 2. PROPERTIES

	The Company's principal manufacturing and office facilities as of November 30, 1997 are as follows:


								    PRINCIPAL
								     BALANCE
								   OUTSTANDING
					APPROXIMATE                AT 11/30/97
					SQUARE FEET                 ON RELATED
LOCATION                FUNCTION       OF FLOOR AREA  OWNERSHIP     MORTGAGE

8061 Avonia Road        Manufacturing,      38,000      Owned     $   257,000
Fairview, PA            EMI Testing

6000 West Ridge Road    Manufacturing,      25,000      Owned     $    15,000
Erie, PA                Corporate Offices

4100 Michoud Blvd.      Manufacturing      100,000      Owned     $ 2,300,000
New Orleans, LA


(1) In addition to the above mortgages, the Company's domestic properties are encumbered in connection with the collateralization of certain short-term and long-term bank indebtedness.

(2) In 1998, the Company expects to construct a 16,000 square foot addition to its Erie, PA facility which will be used as additional manufacturing space. The Company's office and other manufacturing space is considered adequate for its existing requirements and its projected business needs.

(3) In addition to the facilities described above, the Company leases certain sales office space.


ITEM 3. LEGAL PROCEEDINGS

	The Company is not currently involved in any litigation of a material nature.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of security holders during the quarter ended November 30, 1997.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
	MATTERS

	The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 1997 and 1996 are set forth below.

					  High          Low
	  Fiscal 1997
	     First quarter             $   4.13      $   3.00
	     Second quarter                4.00          3.13
	     Third quarter                 5.00          3.81
	     Fourth quarter                6.00          4.63

					  High          Low
	  Fiscal 1996
	     First quarter             $   3.75      $   2.88
	     Second quarter                6.25          3.00
	     Third quarter                 6.13          3.50
	     Fourth quarter                4.63          3.00

	At January 30, 1998, the Company had 10,869,510 shares of Common Stock outstanding,which were held by approximately 2,300 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.


ITEM 6. SELECTED FINANCIAL DATA

					Years Ended November 30
				      (Dollar Amounts in Thousands
					 Except Per Share Data)

			     1997      1996      1995      1994       1993
Operating Data
  Net sales                  $56,466   $57,327   $49,297   $43,659   $41,336
  Income from continuing
   operations                  3,974     3,418     2,984     2,055     3,898
  Loss from discontinued
   operations(1)                   -         -         -         -    (2,916)
  Extraordinary item (2)           -         -         -         -     4,012
  Accounting change (3)            -         -         -     1,845         -
  Net income                  3,974      3,418     2,984     3,900     4,994
  Earnings (loss) per
   common share:
    Continuing operations      0.37       0.32      0.28      0.19      0.38
    Discontinued operations       -          -         -         -     (0.28)
    Extraordinary item            -          -         -         -      0.39
    Accounting change             -          -         -      0.18         -
    Net income                 0.37       0.32      0.28      0.37      0.49
Dividends per share             -          -         -         -         -

Financial Position

  Total assets               $40,056   $40,213   $39,498   $38,095   $38,192
  Long-term debt               3,330     4,072     6,569     8,275     9,701
  Stockholders' equity        29,545    25,379    21,781    18,583    14,165

(1)  In 1993, the Company discontinued its hybrid integrated circuit ("HIC")
     operations and sold the related HIC assets.   A loss of $2,916,000 was
     recognized and charged against income in 1993, consisting of $483,000 of HIC operating losses and a loss of $2,433,000 on the disposal of the HIC operations.

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


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

	The following table sets forth certain financial data, as a
percentage of net sales, for the years ended November 30, 1997, 1996, and
1995:
						1997      1996      1995
Net sales                                       100.0%    100.0%    100.0%
Cost of products sold                            69.2%     68.5%     67.4%
Gross margin                                     30.8%     31.5%     32.6%
Selling, general and administrative expense      20.6%     22.0%     22.4%
Income from operations                           10.2%      9.5%     10.2%
Other income (expense)
     Interest expense                           (0.7)%     (1.3)%   (1.8)%
     Other income and expense, net               0.2%       0.1%    (0.1)%
Income before provision for income taxes         9.7%       8.3%     8.3%
Provision for income taxes                       2.7%       2.3%     2.2%
Net income                                       7.0%       6.0%     6.1%


1997 Compared to 1996

Net Sales

	Consolidated 1997 net sales decreased by $861,000 or 1.5% from 1996. The decrease in sales primarily reflects reduced shipment volume of electromagnetic interference ("EMI") filtered arrays used by customers in telecommunications equipment, cellular base stations, and power amplifiers. Overall demand for the Company's products remained strong, however, with total customer orders of $60.9 million received in 1997, an increase of 7.8% from 1996.


Gross Margin

	Gross margin was $17.4 million or 30.8% of sales in 1997 compared to $18.1 million or 31.5% of sales in 1996. In addition to reduced sales volume, the decrease in gross margin primarily reflects changes in sales mix and the related impact of fixed manufacturing overhead and lower production requirements at the Company's ceramic products division in New Orleans, Louisiana.


Selling, General and Administrative Expense

	Selling expense remained relatively constant in 1997, with total selling expense of $6.5 million in 1997 and $6.6 million in 1996. General and administrative expense decreased during the year, amounting to $5.1 million or 9.2% of sales in 1997 and $6.0 million or 10.5% of sales in 1996. The decrease in general and administrative expense primarily reflects reduced expenses associated with the implementation of the Company's Rapid Response program. Although Rapid Response will continue to be implemented throughout 1998, the expenses associated with the program were principally incurred by the Company during 1996 in the form of consulting fees and employee education. Management believes that the full implementation of Rapid Response will significantly reduce manufacturing lead times, improve inventory turnover rates, and provide greater responsiveness to customers.



Other Income and Expense

	Interest expense decreased by $336,000, from $753,000 in 1996 to $417,000 in 1997. The decrease in interest expense reflects the Company's repayment of $5.6 million of bank indebtedness in 1997. The Company's average short-term interest rates were 8.3% in 1997 and 7.5% in 1996.

	The Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company recognizes gains and losses on foreign currency transactions. The Company incurred net gains of $12,000 in 1997 and $38,000 in 1996 on these foreign currency transactions.

	In 1997, the Company recognized $106,000 of other income from certain patent licensing activities.



Income Taxes

	The Company's effective income tax rate was 27.9% in 1997 and 27.8% in 1996, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rate and statutory tax rate primarily reflect decreases in the deferred tax asset valuation allowance of $1.2 million in 1997 and $987,000 in 1996 relating to certain German net operating loss carryforwards.

	At November 30, 1997, the Company had recorded certain deferred tax assets, primarily related to U.S. tax credit carryforwards and German net operating loss carryforwards. Based upon the earnings history of the Company's U.S. and German operations, Management believes that it is more likely than not that these deferred tax assets will be realized during the carryforward period to offset future taxable income from ordinary and recurring operations.


1996 Compared to 1995

Net Sales

	Consolidated 1996 net sales increased by $8.0 million or 16.3% from 1995. The increase in sales primarily reflects additional shipment volume of EMI filtered connectors and EMI filtered arrays used by customers in the telecommunication industry. Overall, average selling prices declined slightly in 1996 as a result of competitive and market pressures.



Gross Margin

	Gross margin was $18.1 million or 31.5% of sales in 1996, compared to $16.1 million or 32.6% of sales in 1995. Along with the selling price pressures indicated above, 1996 gross margin was negatively affected by changes in sales mix. These negative impacts were partially offset by economies of scale realized with additional shipment volume.



Selling, General and Administrative Expense

	Selling, general and administrative expense, as a percentage of sales, was relatively stable during 1996 and 1995 at 22.0% and 22.4%, respectively. Because of greater sales volume, selling expense increased during the period, amounting to $6.6 million in 1996 and $6.2 million in 1995. In 1996, general and administrative expense amounted to $6.0 million, an increase of $1.2 million from 1995. This increase primarily reflects additional personnel costs, enhancements in the Company's information system, and expenses associated with the Company's Rapid Response program.



Other Income and Expense

	Interest expense decreased by $155,000 in 1996, with interest expense amounting to $753,000 in 1996 and $908,000 in 1995. The decrease in interest expense primarily reflects reduced bank indebtedness. The Company repaid indebtedness of $2.8 million in 1996 and $2.9 million in 1995. The Company's average short-term interest rates were 7.5% in 1996 and 8.5% in 1995.

	As previously indicated, the Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company incurred net gains of $38,000 in 1996 and net losses of $45,000 in 1995 on foreign currency transactions.

	In 1996, as part of Management's ongoing efforts to reduce operating costs, the Company sold certain land and building in Schwabach, Germany at a net selling price of $1.7 million. A loss of $27,000, representing the excess of the cost basis of the land and building over the net selling price, was realized and recorded as other expense in 1996.


Income Taxes

	The Company's effective income tax rate was 27.8% in 1996 and 27.1% in 1995. Differences in the effective tax rate and the applicable statutory tax rate primarily reflect decreases in the deferred tax asset valuation allowance of $987,000 in 1996 and $399,000 in 1995 relating to certain German net operating loss carryforwards.



Risk Factors That May Affect Future Results

	The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and its competitors, new technologies, product cost changes, and product mix. In 1997, approximately 34.0% of the Company's sales were to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.



Liquidity, Capital Resources and Financial Condition

	The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). Prior to March 18, 1997, borrowings and required payments under the revolving credit line were based upon an asset formula involving accounts receivable and inventories. On March 18, 1997, the line of credit agreement was renewed through April 30, 1999. Under the terms of the renewal, borrowings under the line of credit are no longer limited by an asset formula. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At November 30, 1997, there were no borrowings outstanding under this financing arrangement.

	The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1.2 million (2.0 million DM). At November 30, 1997, outstanding borrowings under these lines of credit amounted to $40,000 (69,000 DM). Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

	The Company's liquidity continued to improve in 1997.  At
November 30, 1997, the Company had net working capital of $16.9 million, compared to $12.5 million at November 30, 1996 and $10.0 million at November 30, 1995. The Company's current ratio also improved in 1997, with current assets at 3.83 times current liabilities at November 30, 1997, compared to 2.20 at November 30, 1996 and 1.89 at November 30, 1995. Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1998, including scheduled long-term debt repayment and planned capital expenditures.

	The Company's cash expenditures for property, plant and equipment amounted to $3.3 million in 1997, $3.8 million in 1996, and $3.1 million in 1995. These capital expenditures primarily related to manufacturing capacity expansion and establishing manufacturing capability for new product lines. At November 30, 1997, the Company had not entered into any material commitments for capital expenditures.


	Income taxes paid during the fiscal years ended November 30, 1997, 1996, and 1995 amounted to $854,000, $1.2 million, and $218,000, respectively. Management expects cash outlays for income taxes to be less than income tax expense for the next three fiscal years.

	As a result of increased profitability and lower working capital requirements, net cash from operations increased significantly in 1997. Net cash provided by operations amounted to $8.5 million in 1997, compared to $5.0 million in 1996. With the cash generated from operations in 1997, the Company repaid $5.6 million of bank indebtedness and invested $3.3 million in capital equipment and improvements.

	In addition to generating $5.0 million of net cash from operations in 1996, the Company realized cash proceeds of $1.7 million on the sale of certain land and building in Schwabach, Germany. This positive cash flow was utilized for capital additions of $3.8 million and repayment of $2.8 million of bank indebtedness.

	In 1995, net cash provided by operations amounted to $6.0 million. In addition to capital expenditures of $3.1 million, this cash flow was utilized to repay $2.9 million in indebtedness.

	As indicated above, the Company continued to reduce its bank indebtedness in 1997. The Company's total borrowed funds were $4.1 million at November 30, 1997, $9.7 million at November 30, 1996, and $12.7 million at November 30, 1995. The Company increased stockholders' equity by $4.2 million in 1997, primarily through earnings. Accordingly, the Company's debt to equity ratio continued to improve in 1997. Total liabilities to net worth was 0.36 at November 30, 1997, 0.58 at November 30, 1996, and 0.81 at November 30, 1995.



Environmental Matters

	The Company is subject to various laws and governmental regulations concerning environmental matters and employee health and safety. U.S. federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Water Act; and the Safe Drinking Water Act. The Company is also subject to the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The United States Environmental Protection Agency ("EPA"), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the Company operations.

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


Impact of Inflation

	In recent years, inflation has not had a significant impact on the Company's operations. However, the Company continuously monitors operating price increases, particularly in connection with the supply of precious metals used in the Company's manufacturing of certain ceramic capacitors. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales price over time. Sales increases reported in the accompanying financial statements, however, have substantially arisen from increased sales volume, not increases in selling prices.



Impact of Recently Issued Accounting Standards

	In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply SFAS No. 128 for the quarter ended February 28, 1998 and restate prior period information as required under the statement. The Company does not expect the adoption of SFAS No. 128 to have a material impact on reported earnings per share.

	In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting and Disclosures about Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.



Impact of Year 2000 Issue

	The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

	The Company has completed an assessment and determined that it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. In addition, the Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Based upon this communication and assessment, Management anticipates that its total Year 2000 project costs will not be material.

	The total project is expected to be completed on or before December 31, 1998. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issues will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

	The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Forward-Looking Information

	Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which reflect Management's current views with respect to future manufacturing and operating performance, inventory turnover rates, and ongoing cash requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) increased competition in the Company's marketplace; (2) technology advances affecting the demand for the Company's products; (3) other changes in market demand, particularly among communications customers; (4) market acceptance and penetration for the Company's new product offerings; (5) changes in the overall economic climate; (6) operating cost fluctuations and availability of raw materials; and (7) unplanned capital replacement or expansion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:




								      Page
								     Number


		Report of Independent Auditors


		Consolidated Balance Sheets as of
			November 30, 1997 and 1996


		Consolidated Statements of Income for
			the years ended November 30,
			1997, 1996, and 1995


		Consolidated Statements of Stockholders'
			Equity for the years ended
			November 30, 1997, 1996, and 1995


		Consolidated Statements of Cash Flows
			for the years ended November 30,
			1997, 1996, and 1995


		Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Spectrum Control, Inc.



We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




						       ERNST & YOUNG  LLP

Pittsburgh, Pennsylvania
January 7, 1998

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1997 AND 1996
(Dollar Amounts in Thousands)

							1997        1996
ASSETS
Current assets
Cash and cash equivalents                               $    196    $    413
 Accounts receivable, less allowances of $409
  in 1997 and $378 in 1996                                 9,997      10,202
 Inventories (Note 2)                                     12,110      12,077
 Deferred income taxes (Note 8)                              360          96
 Prepaid expenses and other current assets                   174         207
     Total current assets                                 22,837      22,995

Property, plant and equipment, net (Note 3)               15,979      16,017

Other assets (Note 4)                                      1,240       1,201
     Total assets                                       $ 40,056    $ 40,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt (Note 5)                               $     40    $  3,278
 Accounts payable                                          3,302       3,038
 Accrued salaries and wages                                1,311       1,308
 Accrued interest                                             45          48
 Accrued federal and state income taxes                      289          72
 Accrued other expenses                                      226         325
 Current portion of long-term debt (Note 6)                  743       2,392
     Total current liabilities                             5,956      10,461

Long-term debt (Note 6)                                    3,330       4,072

Deferred income taxes (Note 8)                             1,225         301

Stockholders' equity
 Common stock, no par value, authorized 25,000,000
  shares, issued and outstanding 10,838,345 shares
  in 1997 and 10,774,233 in 1996                          13,977      13,755
 Retained earnings                                        15,864      11,890
 Foreign currency translation adjustment                    (296)       (266)

     Total stockholders' equity                           29,545      25,379

     Total liabilities and stockholders' equity         $ 40,056    $ 40,213

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
(Dollar Amounts in Thousands Except Per Share Data)

						1997      1996      1995
Net sales                                       $ 56,466  $ 57,327  $ 49,297

Cost of products sold                             39,045    39,251    33,236

Gross margin                                      17,421    18,076    16,061

Selling, general and administrative expense       11,635    12,606    11,016

Income from operations                             5,786     5,470     5,045

Other income (expense)
  Interest expense                                  (417)     (753)     (908)
  Other income and expense, net (Note 7)             141        20       (42)
						    (276)     (733)     (950)

Income before provision for income taxes           5,510     4,737     4,095

Provision for income taxes (Note 8)                1,536     1,319     1,111

Net income                                       $ 3,974   $ 3,418   $ 2,984

Earnings per common share                        $  0.37   $  0.32   $  0.28

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
(Dollar Amounts in Thousands)

						       FOREIGN      TOTAL
						       CURRENCY     STOCK-
				 COMMON     RETAINED   TRANSLATION  HOLDERS'
				 STOCK      EARNINGS   ADJUSTMENT   EQUITY

Balance - November 30, 1994      $ 13,350   $  5,488   $   (255)    $ 18,583
Net income                              -      2,984          -        2,984
Issuance of 89,868 shares of
 common stock                         101          -          -          101
Purchase and retirement of
 3,009 shares of common stock          (7)         -          -           (7)
Tax benefits from exercise of
 stock options                         49          -          -           49
Foreign currency translation
 adjustment                             -          -         71           71

Balance - November 30, 1995        13,493      8,472       (184)      21,781
Net income                              -      3,418          -        3,418
Issuance of 138,834 shares of
 common stock                         154          -          -          154
Tax benefits from exercise of
 stock options                        108          -          -          108
Foreign currency translation
 adjustment                             -          -        (82)         (82)

Balance - November 30, 1996        13,755     11,890       (266)      25,379
Net income                              -      3,974          -        3,974
Issuance of 84,998 shares of
 common stock                         300          -          -          300
Purchase and retirement of
 20,886 shares of common stock       (103)         -          -         (103)
Tax benefits from exercise of
 stock options                         25          -          -           25
Foreign currency translation
 adjustment                             -          -        (30)         (30)

Balance - November 30, 1997       $13,977    $15,864      $(296)     $29,545

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
(Dollar Amounts in Thousands)
						 1997      1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 3,974   $ 3,418   $ 2,984
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation                                  3,287     2,811     2,319
     Amortization                                    219       508       529
     Deferred income taxes                           376       402       676
     Loss (gain) on sale of property, plant
       and equipment                                   8        18        (3)
     Changes in assets and liabilities:
       Accounts receivable                          ( 67)     (969)   (1,507)
       Inventories                                  (188)     (833)      115
       Prepaid expenses and other assets             431      (121)      (55)
       Accounts payable and accrued expenses         466      (236)      970
	 Net cash provided by operating
	   activities                              8,506     4,998     6,028

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant
    and equipment                                     10     1,665        25
  Purchase of property, plant and equipment       (3,280)   (3,824)   (3,057)
	 Net cash used in investing activities    (3,270)   (2,159)   (3,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds(repayment) of short-term debt      (3,232)     (912)      115
  Repayment of long-term debt                     (2,391)   (1,845)   (3,062)
  Net proceeds from issuance of common stock         196       154        94
       Net cash used in financing activities      (5,427)   (2,603)   (2,853)

Effect of exchange rate changes on cash              (26)      (25)      (43)

Net increase (decrease) in cash and cash
  equivalents                                       (217)      211       100
Cash and cash equivalents, beginning of year         413       202       102
Cash and cash equivalents, end of year           $   196   $   413   $   202

Cash paid during the year for:
  Interest                                       $   420   $   756   $   990
  Income taxes                                       854     1,197       218


The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Summary of Significant Accounting Policies

	Principles of Consolidation

	The consolidated financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the "Company"). The fiscal year of the Company's foreign subsidiary, Spectrum Control GmbH, ends October 31 to facilitate timely reporting. All significant intercompany accounts are eliminated upon consolidation.


	Cash Equivalents

	The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.


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

	Advertising and Promotion

	Advertising and promotion costs are expensed as incurred.
Advertising and promotion expense amounted to $574,000 in 1997, $486,000 in 1996, and $526,000 in 1995.

	Research and Development

	Research and development costs are expensed as incurred. Research and development expense amounted to $807,000 in 1997, $821,000 in 1996, and $771,000 in 1995.

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

	Earnings Per Common Share

	Earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares was 10,798,000 in 1997, 10,731,000 in 1996, and 10,585,000 in 1995. Although the Company has issued potentially dilutive common stock equivalents in the form of stock options, the dilutive effect of these securities in the aggregate is less than three percent of earnings per common share.

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

2.      Inventories

	Inventories by major classification are as follows:

							   November 30
							 1997       1996
							  (in thousands)

	     Finished goods                           $  2,159    $  2,631
	     Work-in-process                             5,364       5,549
	     Raw materials                               4,587       3,897
						      $ 12,110    $ 12,077


3.      Property, Plant and Equipment

	Property, plant and equipment consist of the following:
							   November 30
							 1997       1996
							  (in thousands)

	     Land and improvements                    $  1,161    $  1,161
	     Buildings and improvements                  8,701       8,669
	     Machinery and equipment                    22,996      28,774
	     Construction in progress                      478         144
							33,336      38,748

	     Less accumulated depreciation              17,357      22,731
						      $ 15,979    $ 16,017


4.      Other Assets

	Other assets consist of the following:
							   November 30
							 1997       1996
							  (in thousands)

	     Patents and patent rights                $    540    $    549
	     Technical documentation                     2,260       2,260
	     Debt issuance costs                           384         384
							 3,184       3,193
	     Less accumulated amortization               2,685       2,478
							   499         715


	     Deferred income taxes                         566         281

	     Deferred charges                              175         205
						      $  1,240    $  1,201

5.      Short-Term Debt

	Short-term debt consists of the following:

						   November 30
						1997          1996
						  (in thousands)

	Notes payable - domestic
	 line of credit (1)             $      -      $  2,300

	Notes payable - foreign
	 lines of credit (2)                  40           978

		     Total                     $     40      $  3,278


	(1) The Company has a $6,000,000 line of credit with its principal lending institution (the "Bank"). Weighted average borrowings under the revolving credit line amounted to $883,000 in 1997 and $4,261,000 in 1996, with average interest
	     rates of 8.30% in 1997 and 7.50% in 1996. The maximum amount of borrowings under the line of credit at the end of any month was $1,896,000 in 1997 and $5,164,000 in 1996. The revolving
	     credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. The line of credit agreement is subject to bi-annual Renegotiation and renewal.


	(2) The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1,161,000 (2,000,000 DM) at November 30, 1997 and $1,325,000 (2,000,000 DM) at
	     November 30, 1996. Weighted average borrowings under the lines of credit amounted to $99,000 (172,000 DM) in 1997 and $437,000 (661,000 DM) in 1996, with average interest rates of 7.12% in 1997 and 6.85% in 1996. The maximum amount of borrowings under the lines of credit at the end of any month was $320,000 (551,000 DM) in 1997 and $1,034,000 (1,561,000 DM)
	     in 1996. Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.

6.  Long-Term Debt

    Long-term debt consists of the following:
							  November 30
						       1997          1996
							 (in thousands)

    Industrial development authority notes
      at variable interest rate
      (4.00% at November 30, 1997
      and 3.65% at November 30, 1996) (1)          $  2,300      $  2,500

    Industrial development authority notes
      at variable interest rate
      (4.23% at November 30, 1997
      and 3.95% at November 30, 1996)(2)              1,500         1,900

    Notes payable to foreign bank at an
      interest rate of 6.38%                              -         1,658

    Industrial development authority notes
      and related bank mortgage notes at
      interest rates ranging from 4.00% to
      7.75%, collateralized by certain land
      and buildings, and requiring monthly
      principal and interest payments of
      $13,000 through the year 1999                     273           406

		    Total                                           4,073         6,464
		    Less current portion                              743         2,392
		    Long-term debt                               $  3,330     $   4,072


(1) The industrial development authority notes are collateralized by certain land, building and equipment and an irrevocable letter of credit issued by the Company, through its principal lending institution. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.


(2) The industrial development authority notes are collateralized by an irrevocable letter of credit issued by the Company, through its principal lending institution. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments of $400,000 through the year 2000 with a final principal payment of $300,000 due in the year 2001.

      Each of the above irrevocable letters of credit is collateralized by substantially all of the Company's tangible and intangible assets.

      The aggregate maturities of all long-term debt during each of the five years ending November 30, 2002, are $743,000, $830,000, $600,000, $500,000, and $300,000, respectively.

7.  Other Income and Expense

    Other income and expense consist of the following (in thousands):

					   1997         1996         1995
      Patent licensing fees              $    106     $      -     $      -
      Investment income                        31            -            -
      Gain (loss) on foreign currency
	transactions                           12           38          (45)
      Gain (loss) on sale of property,
	plant and equipment                    (8)         (18)           3
					 $    141     $     20     $    (42)

8.  Income Taxes

    For the years ended November 30, 1997, 1996, and 1995, income before income taxes consists of the following (in thousands):

					   1997         1996         1995
      U.S. operations                    $  4,583     $  3,605     $  3,140
      Foreign operations                      927        1,132          955
					 $  5,510     $  4,737     $  4,095

	For the years ended November 30, 1997, 1996, and 1995, the provision for income taxes consists of the following (in thousands):

					 1997         1996         1995
      Current

	Federal                          $  1,055     $    806     $    200
	State                                 105          111          235

      Deferred                                376          402          676
					 $  1,536     $  1,319     $  1,111

	The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 1997, 1996, and 1995 consists of the following (in thousands):

						   1997      1996      1995

  Statutory federal income tax                   $ 1,873   $ 1,611   $ 1,392
  State income taxes, net of federal
    tax benefit                                       69        73       155
  Subpart F income, U.S. property investment         258       166         -
  Foreign tax rates                                  148       181       153
  Decrease in deferred tax asset
    valuation allowance                           (1,194)     (987)     (399)
  Other items                                        382       275      (190)
						 $ 1,536   $ 1,319   $ 1,111

  Significant components of the Company's net deferred
    tax assets and liabilities are as follows (in thousands):
							     November 30
  Deferred tax assets:                                       1997      1996

    Net operating loss carryforwards                       $   868   $ 1,561
    Tax credit carryforwards                                   638     1,280
    Intangible assets                                          574       579
    Investment in subsidiaries                                 544       689
    Accrued expenses                                           219       214
    Property, plant and equipment                              116       116
    Other                                                      176       194
			Sub-total                            3,135     4,633
    Valuation allowance (principally related to
      certain net operating loss carryforwards)                 62     1,256

			Deferred tax assets                  3,073     3,377

  Deferred tax liabilities:

    Property, plant and equipment                            2,431     2,463
    Investment in subsidiaries                                 941       838

			Deferred tax liabilities             3,372     3,301

  Net deferred tax assets (liabilities)                    $  (299)  $    76

						  November 30
						1997        1996
						 (in thousands)
     Net deferred tax assets:

       Current                                $    360     $    96
       Noncurrent                                  566         281

     Net deferred tax liabilities:

       Noncurrent                               (1,225)       (301)
					      $   (299)    $    76


	The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiary because of management's intent to indefinitely reinvest such earnings. At November 30, 1997, the undistributed earnings of the foreign subsidiary amounted to $1,937,000 (3,337,000 DM). Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

	During the years ended November 30, 1997, 1996, and 1995, the decrease in valuation allowance for deferred tax assets principally related to the utilization of certain foreign net operating loss carryforwards. During the years ended November 30, 1997 and 1996, the valuation allowance also decreased as a result of changes in the expected future realization of remaining foreign net operating loss carryforwards. Income tax expense for the years ended November 30, 1997, 1996, and 1995, includes $25,000, $108,000, and $49,000, respectively, relating to the allocation of tax benefits directly to contributed capital associated with the exercise of stock options.

	At November 30, 1997, the Company had U.S. minimum tax credits of $587,000 which may be carried forward indefinitely. At November 30, 1997, the Company's foreign subsidiary had approximately $1,208,000 (2,082,000 DM) of tax net operating loss carryforwards available to be carried forward indefinitely.


9.      Common Stock Options

	The Company has several plans which provide for granting to officers, directors, key employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant.
The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 1997, options to purchase
1,095,467 shares of Common Stock were available for grant under the Company's stock option plans.

	A summary of the Company's stock option activity for the years ended November 30, 1997, 1996, and 1995 is a follows:

				    Number
				    of Shares          Option Price
				    Under                Weighted
				    Option    Per Share   Average    Aggregate

Outstanding - November 30, 1994     429,469   $0.44-4.25   $2.39  $1,027,000
Granted during the year              84,500    1.88-3.56    2.04     172,000
Exercised during the year           (89,868)   0.44-1.38    1.12    (101,000)
Forfeitures and expirations         (10,000)        2.63    2.63     (26,000)

Outstanding - November 30, 1995     414,101    0.88-4.25    2.59   1,072,000
Granted during the year             141,500    3.00-3.50    3.11     440,000
Exercised during the year          (138,834)   0.88-2.50    1.11    (154,000)
Forfeitures and expirations         (54,100)   0.88-3.25    3.23    (175,000)

Outstanding - November 30, 1996     362,667    1.88-4.25    3.26   1,183,000
Granted during the year             155,000    3.06-3.50    3.18     493,000
Exercised during the year           (84,998)   1.88-4.25    3.52    (300,000)
Forfeitures and expirations         (42,001)   1.88-3.06    2.85    (119,000)

Outstanding - November 30, 1997     390,668   $1.88-4.25   $3.22  $1,257,000

Exercisable
    November 30, 1997                80,163   $1.88-4.25   $3.66    $293,000
    November 30, 1996                62,996   $3.75-4.25   $4.08    $257,000
    November 30, 1995               161,599   $0.88-4.13   $1.55    $251,000


	During the years ended November 30, 1997 and 1996, the weighted average fair value of options granted amounted to $0.97 per share and $0.95 per share, respectively. At November 30, 1997, the weighted average remaining contractual life of outstanding options was 3.0 years.

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

	Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of
SFAS No. 123. The fair value for options granted in 1997 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.00%; volatility factor of the expected market price of the Company's Common Stock of 0.30; a weighted average expected option life of five years; and a 2.00% dividend yield. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the years ended November 30, 1997 and 1996, the Company's reported and pro forma net income and earnings per share are as follows:
						 1997            1996
	As reported:
	     Net income                       $3,974,000      $3,418,000
	     Earnings per common share        $     0.37      $     0.32

	Pro forma:
	     Net income                       $3,935,000      $3,396,000
	     Earnings per common share        $     0.37      $     0.32



10.     Employee Savings Plan

	The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company's contribution to the plan was $180,000 in 1997, $182,000 in 1996, and $161,000 in 1995.





11.     Concentration of Credit Risk

	Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high credit quality financial institutions. At November 30, 1997 and 1996, approximately 34% and 36%, respectively, of the Company's accounts receivable were from customers in the telecommunication industry.
To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers operating in the telecommunication industry have not been material.





12.     Business Segments

	The Company currently operates exclusively in a single industry as manufacturer of electronic control products and systems. The Company's products include electromagnetic interference ("EMI") filters, EMI filtered arrays and connectors, power products, capacitors, dielectric resonators, bandpass filters and duplexers. These products are principally sold to manufacturers and distributors for use in numerous industries worldwide, including telecommunications, aerospace, military, computer and industrial controls.


	The Company has operations in the United States and Germany.
Transfers between geographic areas are recorded at amounts reflecting competitive profit margins for resale activities.  The geographic distribution of sales, operating profit and identifiable assets for 1997, 1996, and 1995 is as follows(in thousands):
				United
	     1997               States      Germany    Eliminations   Total
Revenue from unaffiliated
  customers                     $48,148     $8,318     $    -         $56,466
Transfers between
  geographic areas                5,735          -      5,735               -
     Total revenues             $53,883     $8,318     $5,735         $56,466
Operating income                $ 4,864     $  922     $    -         $ 5,786

Identifiable assets at
  November 30, 1997             $36,478     $4,078     $  500         $40,056
				United
	    1996                States      Germany    Eliminations   Total
Revenue from unaffiliated
  customers                     $47,541     $9,786     $    -         $57,327
Transfers between
  geographic areas                7,726          -      7,726               -
     Total revenues             $55,267     $9,786     $7,726         $57,327
Operating income                $ 4,224     $1,246     $    -         $ 5,470

Identifiable assets at
  November 30, 1996             $35,937     $4,701     $  425         $40,213

				United
	    1995                States      Germany    Eliminations   Total
Revenue from unaffiliated
  customers                     $41,251     $8,046     $    -         $49,297
Transfers between
  geographic areas                5,347          -      5,347               -
     Total revenues             $46,598     $8,046     $5,347         $49,297
Operating income                $ 3,854     $1,191     $    -         $ 5,045

Identifiable assets at
  November 30, 1995             $34,052     $5,746     $  300         $39,498

	In 1997, 1996, and 1995, the Company had export sales of $10,028,000, $15,275,000, and $13,295,000, respectively. In each of these years, export sales represented approximately 18%, 26%, and 27%, respectively, of the Company's consolidated net sales. A substantial majority of the Company's export sales are made to European customers. The Company's largest single customer, an original equipment manufacturer of telecommunication equipment, represented 9% of total consolidated net sales in 1997, 12% in 1996, and 14% in 1995.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Quarterly Financial Data (Unaudited)


					Year Ended November 30, 1997
				   First      Second     Third      Fourth
				     (in thousands, except per share data)
Net sales                          $ 12,712   $ 14,376   $ 13,969   $ 15,409
Gross margin                          3,714      4,399      4,439      4,869
Net income                              654        939      1,059      1,322
Earnings per common share              0.06       0.09       0.10       0.12

					Year Ended November 30, 1996
				   First      Second     Third      Fourth
				     (in thousands, except per share data)
Net sales                          $ 13,869   $ 13,642   $ 14,930   $ 14,886
Gross margin                          4,296      4,463      4,807      4,510
Net income                              713        812        935        958
Earnings per common share              0.07       0.08       0.09       0.09

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
</FN


14.     Operating Leases

	The Company has entered into several operating lease agreements, primarily relating to sales office facilities and computer equipment. These leases are noncancelable and expire on various dates through 2006. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for succeeding years under all operating leases are as follows:

		1998            $ 195,000
		1999              155,000
		2000               74,000
		2001               64,000
		2002               63,000
		Later years       221,000
				$ 772,000

	Total rent expense under all operating leases amounted to $517,000 in 1997, $397,000 in 1996, and $314,000 in 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None



PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information set forth under "Election of Directors" and "Directors of the Company" on pages 3 and 4 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 6, 1998 (the "Proxy Statement") is incorporated herein by reference.

	The following information is provided with respect to the executive officers of the Company:

	Name of Officer         Age     Position

	John P. Freeman         43      Vice President, Chief Financial Officer

	Joseph J. Gaynor        47      Vice President, General Manager
					of Spectrum Control Technology, Inc.

	Robert J. McKenna       44      Vice President Resource Development

	James A. Siegel         56      Treasurer

	Robert L. Smith         59      Vice President Quality and Technology

	Richard A. Southworth   55      President, Chief Executive Officer

	James F. Toohey         63      Secretary

	Brian F. Ward           38      Vice President Sales and Marketing



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

	Mr. McKenna is a graduate of Gannon University in General Science. He was elected an officer of the Company in 1997 as Vice President Resource Development. Prior to joining the Company in 1991, Mr. McKenna held management positions with Advanced Cast Products and Johnson Controls.

	Mr. Siegel is a graduate of Gannon University in Accounting. He joined the Company as Corporate Controller in 1974, was appointed Assistant Treasurer in 1975, and Treasurer in 1984.

	Mr. Smith is a graduate of Cleveland Institute of Electronics and is a certified National Association of Radio and Telecommunications Engineer. He joined the Company in 1978 as Manager of EMC testing services and was named Vice President Quality and Technology in 1997. Prior to joining the Company, Mr. Smith was Product Engineering Manager of Erie Technological Products.

	Mr. Southworth is a graduate of Gannon University in Mechanical Engineering and Mathematics. He joined the Company in 1991 as Vice President and General Manager. Prior to joining the Company, Mr. Southworth held executive positions with National Water Specialties, Philips Components, Murata Electronics North America, and Erie Technological Products.
In 1997, Mr. Southworth was named President and Chief Executive Officer.

	Mr. Toohey is a graduate of Gannon University and Dickinson School of Law and is a practicing member of the Erie County Bar Association. He is a member of the law firm of Quinn, Buseck, Leemhuis, Toohey & Kroto, Inc., general counsel to the Company, and has been a Director and Secretary of the Company since its organization.

	Mr. Ward is a Marketing graduate of Franklin Pearce College of Business. He joined the Company in 1994 as Director of Marketing and in 1997 was named Vice President Sales and Marketing. Prior to joining the Company, Mr. Ward held managerial positions in Engineering and Marketing with Clarostat Manufacturing Co. and Oak Grigsby, Inc.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information set forth under "Certain Relationships and Related Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

     (1) Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:
								     Page No.
	  Report of Independent Auditors

	  Consolidated Balance Sheets as of November 30, 1997 and 1996 Consolidated Statements of Income for the Years Ended
	       November 30, 1997, 1996, and 1995
	  Consolidated Statements of Stockholders' Equity
	       for the Years Ended November 30, 1997, 1996, and 1995 Consolidated Statements of Cash Flows
	       for the Years Ended November 30, 1997, 1996, and 1995

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

		   Stock Option Plan of 1995, previously filed under Form S-8 on January 22, 1996, and incorporated herein by reference (10.1)

		   Non-Employee Directors' Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference (10.2)

		   Subsidiaries of the registrant (21)

		   Consent of Independent Auditors(23)

(b)  Reports on Form 8-K

     None


SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended November 30, 1997
(Dollar Amounts in Thousands)


Column A                       Column B    Column C    Column D      Column E


					   Additions
			       Balance At  Charged to                Balance
			       Beginning   Costs and                 at End
Description                    of Year     Expenses    Deductions    of Year

Year ended November 30, 1995
Allowance for doubt-
  ful accts.                   $   221     $   130     $    45(1)    $   306

Valuation allowance for
  deferred tax assets            2,642           -         399(2)      2,243

			       $ 2,863     $   130     $   444       $ 2,549


Year ended November 30, 1996

Allowance for doubt-
  ful accts.                   $   306     $   163     $    91(1)    $   378

Valuation allowance for
  deferred tax assets            2,243           -         987(2)      1,256

			      $  2,549     $   163     $ 1,078       $ 1,634


Year ended November 30, 1997

Allowance for doubt-
  ful accts.                  $    378     $   128     $    97(1)    $   409

Valuation allowance for
  deferred tax assets            1,256           -       1,194(2)         62

			      $  1,634     $   128     $ 1,291       $   471


<F1>
(1)  Uncollectible accounts written off, net of recoveries.
<F2>
(2) Decrease in valuation allowance, principally related to tax loss carryforwards of the Company's foreign subsidiary.


Exhibit 21



SUBSIDIARIES OF THE REGISTRANT


(1)     Spectrum Control, Inc.
	100% - Owned Subsidiary
	Incorporated in the State of Delaware
	Investment Company


(2)     Spectrum Engineering International, Inc.
	100% - Owned Subsidiary
	Incorporated in the State of Delaware
	Interest Charge Domestic International Sales Corporation



(3)     Spectrum Control Technology, Inc.
	100% - Owned Subsidiary
	Incorporated in the State of Delaware
	Operating Company



(4)     Spectrum Polytronics, Inc.
	96% - Owned Subsidiary
	Incorporated in the Commonwealth of Pennsylvania
	Former Operating Company



(5)     Spectrum Control GmbH
	100% - Owned Subsidiary
	Incorporated in Germany
	Operating Company

Exhibit 23




CONSENT OF INDEPENDENT AUDITORS

	We consent to the incorporation by reference in the Registration Statement on Form S-8 dated May 11, 1987 pertaining to the Spectrum
Control, Inc. Non-Qualified Stock Option Plan of 1987, the Registration Statement on Form S-8 dated January 22, 1996 pertaining to the Spectrum Control, Inc. Stock Option Plan of 1995, and the Registration Statement on
Form S-8 dated July 16, 1996 pertaining to the Spectrum Control, Inc. 1996 Non-Employee Directors' Stock Option Plan, of our report dated January 7, 1998, with respect to the consolidated financial statements and schedule included in this Form 10-K of Spectrum Control, Inc.








							  ERNST & YOUNG  LLP


Pittsburgh, Pennsylvania
February 23, 1998

				SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					 Spectrum Control, Inc.

					 By:    /s/Richard A. Southworth
February 27, 1998                        Richard A. Southworth
					 President and Chief Executive Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




	/s/Edwin R. Bindseil       Director                February 27, 1998



	/s/John P. Freeman          Director,               February 27, 1998
				    Chief Financial Officer,
				    and Principal Accounting Officer



	/s/Melvin Kutchin           Director                February 27, 1998



	/s/John M. Petersen         Director                February 27, 1998



	/s/Gerald A. Ryan           Director                February 27, 1998



	/s/James F. Toohey          Director                February 27, 1998