Form 10-Q
period 1998-02-28
SPECTRUM CONTROL INC
filed 1998-04-15
CIK 92769

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 1998       Commission File Number 0-8796


                           Spectrum Control, Inc.
            Exact name of registrant as specified in its charter

Pennsylvania                                                    25-1196447
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                       Identification Number)

6000 West Ridge Road; Erie, Pennsylvania                             16506
(Address)                                                        (Zip Code)

Registrant's telephone number, including area code:         (814) 835-4000

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


                              Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                       Number of Shares Outstanding
                Class                      as of March 15, 1998
        Common, no par value                     10,872,343

                   SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                  PAGE NO.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets --
        February 28, 1998 and November 30, 1997                     3-4


        Consolidated Condensed Statements of Income --
        Three Months Ended February 28, 1998 and 1997                 5


        Consolidated Condensed Statements of Cash Flows --
        Three Months Ended February 28, 1998 and 1997                 6


        Notes to Consolidated Condensed Financial Statements        7-8



Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations              9-13



PART II	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             14



Signature                                                            15

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                          February 28    November 30
                                             1998           1997
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $ 1,511        $   196

  Accounts receivable, net of
  allowances                                  9,495          9,997

  Inventories
     Finished goods                           2,465          2,159
     Work-in-process                          5,026          5,364
     Raw materials                            4,729          4,587
       Total inventories                     12,220         12,110



  Prepaid expenses and other
  current assets                                587            534

       Total current assets                  23,813         22,837

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $18,308
  in 1998 and $17,357 in 1997                15,529         15,979

OTHER ASSETS
 Intangible assets                              325            334
 Debt issuance costs                            162            165
 Deferred income taxes                          566            566
 Deferred charges                               203            175

        Total other assets                    1,256          1,240

TOTAL ASSETS                                $40,598        $40,056


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                      February 28    November 30
                                         1998           1997
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $    --        $    40
  Accounts payable                        2,862          3,302
  Accrued salaries and wages              1,034          1,311
  Accrued interest                           24             45
  Accrued federal and state
   income taxes                             369            289
  Accrued other expenses                    374            226
  Current portion of long-term debt         743            743

          Total current liabilities       5,406          5,956

LONG-TERM DEBT                            3,295          3,330

DEFERRED INCOME TAXES                     1,458          1,225

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding 10,872,343
   shares in 1998 and 10,838,345
   shares in 1997                        14,091         13,977
  Retained earnings                      16,820         15,864
  Foreign currency translation
   adjustment                              (472)          (296)

          Total stockholders' equity     30,439         29,545

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $40,598        $40,056



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
                      (Dollars in Thousands Except Per Share Data)

                                   Three Months Ended
                                       February 28
                                 1998              1997
Net sales                      $14,641            $12,712

Cost of products sold           10,222              8,998

Gross margin                     4,419              3,714

Selling, general and
 administrative expense          2,905              2,676


Income from operations           1,514              1,038

Other income (expense)
 Interest expense                  (53)              (130)
 Other income and expense,          10                 --
  net                              (43)              (130)


Income before provision
 for income taxes                1,471                908

Provision for
 income taxes                      515                254

Net income                    $    956             $  654


Earnings per
 common share                 $   0.09             $ 0.06

Earnings per common share-
 assuming dilution            $   0.09             $ 0.06

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                        Three Months Ended
                                            February 28
                                      1998                1997
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                $1,818              $1,873

CASH FLOWS FROM INVESTING
 ACTIVITIES

      Purchase of property, plant
       and equipment                   (522)               (587)

        Net cash used in investing
         activities                    (522)               (587)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net repayment of short-term
    debt                                (40)             (1,203)
   Repayment of long-term debt          (35)               (104)
   Net proceeds from issuance
    of common stock                     114                  --

      Net cash provided by
       (used in) financing
       activities                        39              (1,307)

Effect of Exchange Rate
   Changes on Cash                      (20)                 16

Net Increase (Decrease)
  in Cash and Cash Equivalents        1,315                  (5)

Cash and Cash Equivalents,
  Beginning of Period                   196                 413

Cash and Cash Equivalanets,
  End of Period                      $1,511              $  408

Cash Paid During the Period For:

      Interest                       $   74              $  141
      Income taxes                      137                  18

 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 1998



The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1997.

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


Note 3 - Earnings Per Common Share

In the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS No. 128"). SFAS No. 128 requires, among other things, dual presentation of basic and diluted earnings per share on the face of the income statement. Under the new standard, basic earnings per share is computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share is computed assuming the conversion of all dilutive common stock equivalents, such as stock options.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)


In accordance with SFAS No. 128, prior period per share amounts have been revised to reflect the new computation and presentation. The Company's basic and diluted earnings per share amounts are the same for the prior period presented in the accompanying financial statements. Accordingly, there has been no change or restatement in any historical earnings per share amounts presented herein.

The following table sets forth the computation of basic and diluted earnings per common share:

                                                Three Months Ended
                                                   February 28
                                              1998             1997
Numerator for basic and
    diluted earnings per
    common share:
           Net income                     $   956,000       $   654,000

Denominator for basic
    earnings per common
    share:
            Weighted average
             shares outstanding            10,846,265        10,774,233


Denominator for diluted
   earnings per common
   share:
            Weighted average
             shares outstanding            10,846,265        10,774,233

            Effect of dilutive
             stock options                    140,582            56,235

                                           10,986,847        10,830,468

Earnings per common share                  $     0.09       $     0 .06

Earnings per common share -
   assuming dilution                       $     0.09       $     0 .06

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1997.

General

Spectrum Control, Inc. and its Subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded in 1968 as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has adapted its core EMI filter technology into a complete line of capacitors, filters, filtered arrays, and filtered connectors. In recent years, the Company has expanded its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power entry modules, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 1998 and 1997:

                                                 1998        1997
         Net sales                              100.0%      100.0%
         Cost of products sold                   69.8        70.8
         Gross margin                            30.2        29.2
         Selling, general and
            administrative expenses              19.9        21.1
         Income from operations                  10.3         8.1
         Other income (expense)
           Interest expense                      (0.4)       (1.0)
           Other income and expense, net          0.1          --
         Income before provision
           for income taxes                      10.0         7.1
         Provision for income taxes               3.5         2.0
         Net income                               6.5%        5.1%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Net Sales

Net sales increased 15% during the period, with consolidated net sales of $14.6 million in the first quarter of 1998 and $12.7 million in the comparable quarter of 1997. The increase in sales reflects additional shipment volume for substantially all of the Company's product offerings. Customer orders received during 1998 amounted to $15.1 million, an increase of 7% from the same period last year.

Gross Margin

Gross margin was $4.4 million or 30.2% of sales in the first quarter of 1998, compared to $3.7 million or 29.2% of sales in the first quarter of 1997. The increase in gross margin primarily reflects economies of scale realized with additional shipment volume.

Selling, General and Administrative Expense

As a percentage of sales, selling expense remained constant during the period at approximately 11.0%, with total selling expense of $1.6 million in 1998 and $1.5 million in 1997. General and administrative expense amounted to $1.3 million or approximately 9.0% of sales in 1998, compared to $1.2 million or 10.0% of sales in 1997. The increase in general and administrative expense principally reflects additional personnel costs in 1998.

Other Income and Expense

Interest expense deceased by $77,000 during the period, from $130,000 in 1997 to $53,000 in 1998. The decrease in interest expense primarily reflects reduced bank indebtedness. Average interest rates remained stable throughout the period.

During the first three months of fiscal 1998, the Company recognized $10,000 of other income from certain short-term investments.

Income Taxes

The Company's effective income tax rate was 35.0% in 1998 and 28.0% in 1997, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rate and statutory tax rate primarily reflect decreases in the deferred tax asset valuation allowance relating to certain net operating loss carryforwards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and it's competitors, new technologies, product cost changes, and product mix. In 1998, management expects approximately 50.0% of the Company's sales will be to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At February 28, 1998, there were no borrowings outstanding under this financing arrangement. The current line of credit agreement expires April 30, 1999.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (3.0 million DM). At February 28, 1998, there were no outstanding borrowings under these lines of credit. Future borrowings, if any, under the lines of credit will bear interest at rates below the prevailing prime rate and will be payable upon demand.

The Company's liquidity continued to improve during the period.
At February 28, 1998, the Company had net working capital of $18.4 million, compared to $16.9 million at November 30, 1997. The Company's current ratio also improved during the first quarter of fiscal 1998, with current assets at 4.40 times current liabilities at February 28, 1998, compared to 3.83 at November 30, 1997.

During the first quarter of 1998, the Company's cash expenditures for property, plant and equipment amounted to $522,000. These capital expenditures primarily related to manufacturing equipment for the Company's new dielectric resonators and bandpass filters product offerings. During the first three months of 1998, the Company also repaid $75,000 of bank indebtedness. Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1998, including scheduled long-term debt repayment and planned capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



The Company's operating cash flow was relatively stable during the period, with net cash provided by operations of $1.8 million in 1998 and $1.9 million in 1997. In 1997, the Company substantially completed its planned reduction of short-term and long-term bank indebtedness. As a result, the Company's cash position improved significantly during the first three months of 1998. At February 28, 1998, the Company held $1.5 million of cash and cash equivalents, compared to $196,000 at November 30, 1997.

Impact of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting and Disclosures about Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise", which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

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

Forward-Looking Information

Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which reflect management's current views with respect to future operating performance and ongoing cash requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) increased competition in the Company's marketplace; (2) technology advances affecting the demand for the Company's products; (3) other changes in market demand, particularly among communications customers; (4) market acceptance and penetration for the Company's new product offerings; (5) changes in the overall economic climate; (6) operating cost fluctuations and availability of raw materials; and (7) unplanned capital replacement or expansion.

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




                                        SPECTRUM CONTROL, INC.
                                             (Registrant)



Date:  March 27, 1998              By:      /s/ John P. Freeman
                                       John P. Freeman, Vice President
                                         and Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)