Form 10-Q
period 1998-05-31
SPECTRUM CONTROL INC
filed 1998-07-14
CIK 92769

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 1998              Commission File Number 0-8796


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


                                Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                        Number of Shares Outstanding
                Class                        as of June 15, 1998
      Common, no par value                        10,945,341

                     SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                 PAGE NO.
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets --
           May 31, 1998 and November 30, 1997                       3-4


           Consolidated Condensed Statements of Income --
           Three Months Ended and Six Months Ended
           May 31, 1998 and 1997                                      5


           Consolidated Condensed Statements of Cash Flows --
           Three Months Ended and Six Months Ended
           May 31, 1998 and 1997                                      6


           Notes to Consolidated Condensed Financial Statements     7-9


Item 2.    Management's Discussion and Analyis of
           Financial Condition and Results Operations             10-15


PART II	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             16



Signature                                                            17

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    May 31, 1998   Nov. 30, 1997

ASSETS

CURRENT ASSETS

  Cash and cash equivalents            $  1,927        $   196

  Accounts receivable, net of
  allowances                              9,660          9,997

  Inventories
     Finished goods                       2,692          2,159
     Work-in-process                      5,282          5,364
     Raw materials                        4,721          4,587
       Total inventories                 12,695         12,110



  Prepaid expenses and other
  current assets                            732            534

       Total current assets              25,014         22,837

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $19,279
  in 1998 and $17,357 in 1997            15,605         15,979

OTHER ASSETS
 Intangible assets                          648            334
 Debt issuance costs                        160            165
 Deferred income taxes                      566            566
 Deferred charges                           199            175

        Total other assets                1,573          1,240

TOTAL ASSETS                            $42,192        $40,056


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                     May 31, 1998    Nov.30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $    --        $    40
  Accounts payable                        2,941          3,302
  Accrued salaries and wages              1,244          1,311
  Accrued interest                           30             45
  Accrued federal and state
   income taxes                             187            289
  Accrued other expenses                    406            226
  Current portion of long-term debt         743            743

          Total current liabilities       5,551          5,956

LONG-TERM DEBT                            3,060          3,330

DEFERRED INCOME TAXES                     1,731          1,225

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding 10,945,341
   shares in 1998 and 10,838,345
   shares in 1997                        14,361         13,977
  Retained earnings                      17,879         15,864
  Foreign currency translation
   adjustment                              (390)          (296)

          Total stockholders' equity     31,850         29,545

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $42,192        $40,056


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
                           (Dollars in Thousands Except Per Share Data)

                          Three Months Ended             Six Months Ended
                                May 31                        May 31
                           1998         1997            1998           1997
Net sales                $15,190      $14,376         $29,831        $27,088

Cost of products sold     10,449        9,977          20,671         18,975

Gross margin               4,741        4,399           9,160          8,113

Selling, general and
 administrative expense    2,979        2,971           5,884          5,647


Income from operations     1,762        1,428           3,276          2,466

Other income (expense)
 Interest expense            (58)        (125)           (111)          (255)
 Other income and expense,
  net                         24           --              34             --
                             (34)        (125)            (77)          (255)

Income before provision
 for income taxes          1,728        1,303           3,199          2,211

Provision for
 income taxes                669          364           1,184            618

Net income               $ 1,059     $    939         $ 2,015         $1,593


Earnings per
 common share            $  0.10     $   0.09         $  0.19         $ 0.15

Earnings per common share-
 assuming dilution
                         $  0.10     $   0.09         $  0.18         $ 0.15


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                               Six Months Ended
                                                    May 31
                                           1998                1997
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $3,942              $3,463

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant and
     equipment                            (1,164)             (1,309)
    Payment for acquired business         (1,150)                 --

      Net cash used in investing
       activities                         (2,314)             (1,309)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net repayment of short-term
    debt                                     (40)             (1,867)
   Repayment of long-term debt              (270)               (408)
   Net proceeds from issuance
    of common stock                          384                  --

      Net cash provided by (used
       in) financing activities               74              (2,275)

Effect Of Exchange Rate
   Changes On Cash                            29                  15

Net Increase (Decrease)In Cash
   And Cash Equivalents                    1,731                (106)

Cash And Cash Equivalents,
   Beginning Of Period                       196                 413

Cash And Cash Equivalents,
   End Of Period                          $1,927               $ 307

Cash Paid During The Period For:

      Interest                            $  126              $  246
      Income taxes                           715                 436


 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MAY 31, 1998



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


Note 3 - Earnings Per Common Share

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS No. 128"). SFAS No. 128 requires, among other things, dual presentation of basic and diluted earnings per share on the face of the income statement. Under the new standard, basic earnings per share is computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share is computed assuming the conversion of all dilutive common stock equivalents, such as stock options.

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

The following table sets forth the computation of basic and diluted earnings per common share:
                           Three Months Ended         Six Months Ended
                                 May 31                    May 31
                           1998          1997         1998        1997
Numerator for basic and
  diluted earnings per
  common share:
     Net income           $ 1,059,000  $   939,000  $ 2,015,000  $ 1,593,000

Denominator for basic
  earnings per common
  share:
     Weighted average
     shares outstanding    10,908,122   10,774,233   10,877,533   10,774,233

Denominator for diluted
  earnings per common
  share:
     Weighted average
      shares outstanding   10,908,122   10,774,233   10,877,533   10,774,233


     Effect of dilutive
      stock options           153,341       59,501      146,962       57,868


                           11,061,463   10,833,734   11,024,495   10,832,101

Earnings per common
  share                   $     0 .10  $     0 .09  $     0 .19  $     0 .15

Earnings per common
share-assuming dilution   $     0 .10  $     0 .09  $     0 .18  $     0 .15

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Continued)



Note 4 - Acquisition

On April 22, 1998, the Company acquired substantially all of the assets of Republic Electronics Corp., a manufacturer of subminiature ceramic capacitors used in telecommunications and microwave (high frequency) applications. The assets acquired included inventories, equipment, tooling, manufacturing documentation, engineering drawings, customer information, proprietary technology and know-how.

The aggregate purchase price of the acquired assets amounted to approximately $1,285,000, including related acquisition costs and estimated future contingent payments of $120,000. The actual amount of the contingent payments will be determined based upon the sales of the acquired product lines during the two years subsequent to the acquisition date. The aggregate purchase price, which was funded through available cash reserves, has been allocated to the acquired assets based upon their respective fair market values. As a result, intangible assets of approximately $385,000 were recorded and are being amortized ratably over a period of five years.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the accompanying financial statements since the date of the acquisition. The results of operations of the acquired business from April 22, 1998 to May 31, 1998, however, are not material to the Company's consolidated financial statements.

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

General

Spectrum Control, Inc. and its Subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded in 1968 as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has adapted its core EMI filter technology into a complete line of interconnect filter products (discrete filters, filtered arrays, and filtered connectors). In recent years, the Company has expanded its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power entry modules, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

Forward-Looking Information

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements which reflect management's current views with respect to future operating performance, ongoing cash requirements, and the Year 2000 Issue. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended and six months ended May 31, 1998 and 1997:

                                    Three Months Ended     Six Months Ended
                                          May 31                May 31
                                      1998      1997        1998       1997
Net sales                            100.0%    100.0%      100.0%     100.0%
Cost of products sold                 68.8      69.4        69.3       70.0
Gross margin                          31.2      30.6        30.7       30.0
Selling, general and
  administrative expense              19.6      20.7        19.7       20.9
Income from operations                11.6       9.9        11.0        9.1
Other income (expense)
  Interest expense                    (0.4)     (0.9)       (0.4)      (0.9)
  Other income and expense, net        0.2         -         0.1          -
Income before provision
  for income taxes                    11.4       9.0        10.7        8.2
Provision for income taxes             4.4       2.5         4.0        2.3
Net income                             7.0%      6.5%        6.7%       5.9%


Second Quarter 1998 Versus Second Quarter 1997

Net Sales

Net sales increased 5.7% during the period, with consolidated net sales of $15.2 million in the second quarter of 1998 and $14.4 million in the comparable quarter of 1997. The increase in sales primarily reflects additional shipment volume of the Company's commercial custom assemblies which consist of telecommunication racks, power supplies, industrial controls, and other value-added assemblies.

Gross Margin

Gross margin was $4.7 million or 31.2% of sales in the second quarter of 1998, compared to $4.4 million or 30.6% of sales in the second quarter of 1997. The increase in gross margin percentage principally reflects changes in sales mix among the Company's four major product families: interconnect filter products, power products, microwave products, and specialty ceramic components.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


Selling, General and Administrative Expense

Selling, general and administrative expense remained constant throughout the period. In the second quarter of 1998, selling expense amounted to $1.7 million or 11.1% of sales, compared to $1.7 million or 11.4% of sales in the same quarter of 1997. General and administrative expense was approximately $1.3 million in 1998 and 1997.

Other Income and Expense

Interest expense decreased by $67,000 during the period, from $125,000 in 1997 to $58,000 in 1998. The decrease in interest expense primarily reflects reduced bank indebtedness. Average interest rates remained stable throughout the period.

Six Months 1998 Versus Six Months 1997

Net Sales

For the first half of fiscal 1998 net sales increased $2.7 million or 10.1%, with net sales of $29.8 million in 1998 and $27.1 million in 1997. The increase in sales principally reflects additional shipment volume for the Company's discrete filter products, filtered connectors, and commercial custom assemblies. Customer orders received during the first six months of 1998 amounted to $31.1 million, an increase of 4.0% from the same period last year.

Gross Margin

For the first six months of 1998, gross margin was $9.2 million or 30.7% of sales, compared to $8.1 million or 30.0% of sales for the first half of 1997. The increase in gross margin primarily reflects changes in sales mix and economies of scale realized with additional shipment volume.

Selling, General and Administrative Expense

As a result of greater sales volume, selling expense increased during the period. During the first half of 1998, selling expense amounted to $3.3 million or 11.0% of sales, compared to $3.1 million or 11.5% of sales for the same period last year. General and administrative expense remained relatively stable at $2.6 million in 1998 and $2.5 million in 1997.

Other Income and Expense

With the Company's continued debt reduction, interest expense decreased by $144,000 during the period. Average interest rates were stable throughout the period. During the first six months of fiscal 1998, the Company recognized $34,000 of other income from certain short-term investments and patent licensing fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


Income Taxes

The Company's effective income tax rate was 37.0% in 1998 and 28.0% in 1997, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rate and statutory tax rate primarily reflect decreases in the deferred tax asset valuation allowance relating to certain net operating loss carryforwards.

Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and it's competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and product mix. In 1998, management expects approximately 50.0% of the Company's sales will be to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At May 31, 1998, there were no borrowings outstanding under this financing arrangement. The current line of credit agreement expires April 30, 2000.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.7 million (3.0 million DM). At May 31, 1998, there were no outstanding borrowings under these lines of credit. Future borrowings, if any, under the lines of credit will bear interest at rates below the prevailing prime rate and will be payable upon demand.

The Company's liquidity continued to improve during the period. At May 31, 1998, the Company had net working capital of $19.5 million, compared to $16.9 million at November 30, 1997. The Company's current ratio also improved during the first six months of fiscal 1998, with current assets at 4.51 times current liabilities at May 31, 1998, compared to 3.83 at November 30, 1997.

During the first half of 1998, the Company's cash expenditures for property, plant and equipment amounted to $1.2 million. These capital expenditures primarily related to manufacturing equipment for the Company's new dielectric resonators and bandpass filters product offerings and facility expansion at the Company's Control Products Division. During the first six months of 1998, the Company also repaid $310,000 of bank indebtedness.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1998, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and , if so required, that it will be available on terms acceptable to the Company.

In April, 1998, the Company acquired substantially all of the assets of Republic Electronics Corp., a manufacturer of subminiature ceramic capacitors used in telecommunications and microwave (high frequency) applications. The assets acquired included inventories, equipment, tooling, manufacturing documentation, engineering drawings, customer information, proprietary technology and know-how. The cash purchase price of approximately $1.2 million was paid from available cash resources.

The Company's operating cash flow was strong during the period, with net cash provided by operations of $3.9 million in 1998 and $3.5 million in 1997. In 1997, the Company substantially completed its planned reduction of short-term and long-term bank indebtedness. As a result, the Company's cash position improved significantly during the first six months of 1998.
At May 31, 1998, the Company held $1.9 million of cash and cash equivalents, compared to $196,000 at November 30, 1997.

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



                                              SPECTRUM CONTROL, INC.
                                                   (Registrant)



Date:  June 26, 1998                   By:        /s/ John P. Freeman
                                            John P. Freeman, Vice President
                                              and Chief Financial Officer
                                               (Principal Accounting and
                                                   Financial Officer)