Form 10-Q
period 1998-08-31
SPECTRUM CONTROL INC
filed 1998-10-02
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 1998             Commission File Number 0-8796


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


                               Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

						Number of Shares Outstanding
                Class                             as of September 15, 1998
      Common, no par value                                10,957,008

                  SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX



PART I  FINANCIAL INFORMATION                                       PAGE NO.

Item 1.	Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets --
        August 31, 1998 and November 30, 1997                           3-4


        Consolidated Condensed Statements of Income --
        Three Months Ended and Nine Months Ended
        August 31, 1998 and 1997                                          5


        Consolidated Condensed Statements of Cash Flows --
        Three Months Ended and Nine Months Ended
        August 31, 1998 and 1997                                          6


        Notes to Consolidated Condensed Financial Statements            7-9




Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 10-16



PART II	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 17



Signature                                                                18

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    August 31, 1998   Nov. 30, 1997

ASSETS

CURRENT ASSETS

  Cash and cash equivalents            $  3,418        $   196

  Accounts receivable, net of
  allowances                              8,521          9,997

  Inventories
     Finished goods                       2,767          2,159
     Work-in-process                      4,941          5,364
     Raw materials                        4,867          4,587
       Total inventories                 12,575         12,110



  Prepaid expenses and other
  current assets                            710            534

       Total current assets              25,224         22,837

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $20,248
  in 1998 and $17,357 in 1997            15,894         15,979

OTHER ASSETS
 Intangible assets                          506            334
 Debt issuance costs                        142            165
 Deferred income taxes                      566            566
 Deferred charges                           199            175

        Total other assets                1,413          1,240

TOTAL ASSETS                            $42,531        $40,056


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                     August 31, 1998    Nov.30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $    --        $    40
  Accounts payable                        2,397          3,302
  Accrued salaries and wages              1,194          1,311
  Accrued interest                           48             45
  Accrued federal and state
   income taxes                             145            289
  Accrued other expenses                    202            226
  Current portion of long-term debt         830            743

          Total current liabilities       4,816          5,956

LONG-TERM DEBT                            2,937          3,330

DEFERRED INCOME TAXES                     1,967          1,225

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued and outstanding 10,957,008
   shares in 1998 and 10,838,345
   shares in 1997                        14,388         13,977
  Retained earnings                      18,794         15,864
  Foreign currency translation
   adjustment                              (371)          (296)

          Total stockholders' equity     32,811         29,545

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $42,531        $40,056


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
                           (Dollars in Thousands Except Per Share Data)

                          Three Months Ended             Nine Months Ended
                               August 31                    August 31
                           1998         1997            1998           1997
Net sales                $14,023      $13,969         $43,854        $41,058

Cost of products sold      9,791        9,530          30,462         28,506

Gross margin               4,232        4,439          13,392         12,552

Selling, general and
 administrative expense    2,731        2,940           8,615          8,588


Income from operations     1,501        1,499           4,777          3,964

Other income (expense)
 Interest expense            (54)        (109)           (165)          (363)
 Other income and expense,
  net                         48           80              82             80
                              (6)         (29)            (83)          (283)

Income before provision
 for income taxes          1,495        1,470           4,694          3,681

Provision for
 income taxes                580          411           1,764          1,029

Net income               $   915     $  1,059         $ 2,930         $2,652


Earnings per common share:
 Basic                   $  0.08     $   0.10         $  0.27         $ 0.25
 Diluted                 $  0.08     $   0.10         $  0.27         $ 0.24


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                               Nine Months Ended
                                                   August 31
                                           1998                1997
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $6,721              $6,261

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant and
     equipment                            (2,419)             (2,230)
    Payment for acquired business         (1,159)                 --

      Net cash used in investing
       activities                         (3,578)             (2,230)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net repayment of short-term
    debt                                     (40)             (3,278)
   Repayment of long-term debt              (306)               (510)
   Net proceeds from issuance
    of common stock                          411                 197

      Net cash provided by (used
       in) financing activities               65              (3,591)

Effect Of Exchange Rate
   Changes On Cash                            14                  17

Net Increase In Cash
   And Cash Equivalents                    3,222                 457

Cash And Cash Equivalents,
   Beginning Of Period                       196                 413

Cash And Cash Equivalents,
   End Of Period                          $3,418               $ 870

Cash Paid During The Period For:

      Interest                            $  161              $  356
      Income taxes                         1,101                 645


 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
August 31, 1998



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

The following table sets forth the computation of basic and diluted earnings per common share:
                           Three Months Ended       Nine Months Ended
                               August 31                  August 31
                           1998          1997         1998        1997
Numerator for basic and
  diluted earnings per
  common share:
     Net income           $   915,000  $ 1,059,000  $ 2,930,000  $ 2,652,000

Denominator for basic
  earnings per common
  share:
     Weighted average
     shares outstanding    10,951,175   10,806,696   10,902,259   10,785,133

Denominator for diluted
  earnings per common
  share:
     Weighted average
      shares outstanding   10,951,175   10,806,696   10,902,259   10,785,133


     Effect of dilutive
      stock options            87,781       89,299      127,235       68,345


                           11,038,956   10,895,995   11,029,494   10,853,478

Earnings per common
  share
    Basic                 $      0.08  $      0.10  $      0.27  $      0.25
    Diluted               $      0.08  $      0.10  $      0.27  $      0.24

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

The aggregate purchase price of the acquired assets amounted to $1,159,000, excluding possible future contingent payments. The amount of the contingent payments will be determined based upon the sales of the acquired product lines during the two years subsequent to the acquisition date. The aggregate purchase price, which was funded through available cash reserves, has been allocated to the acquired assets based upon their respective fair market values. As a result, intangible assets of $259,000 were recorded and are being amortized ratably over a period of five years. The amount of contingent payments, if any, will be allocated to intangible assets and amortized ratably over the assets remaining life when the contingent payments are determinable.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the accompanying financial statements since the date of the acquisition. The results of operations of the acquired business from April 22, 1998 to August 31, 1998, however, are not material to the Company's consolidated financial statements.

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

General

Spectrum Control, Inc. and its Subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded in 1968 as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has expanded its core EMI filter technology into a complete line of interconnect filter products (discrete filters, filtered arrays, and filtered connectors). In recent years, the Company broadened its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power entry modules, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended and nine months ended August 31, 1998 and 1997:

                                    Three Months Ended    Nine Months Ended
                                        August 31             August 31
                                      1998      1997        1998       1997
Net sales                            100.0%    100.0%      100.0%     100.0%
Cost of products sold                 69.8      68.2        69.5       69.4
Gross margin                          30.2      31.8        30.5       30.6
Selling, general and
  administrative expense              19.5      21.1        19.6       20.9
Income from operations                10.7      10.7        10.9        9.7
Other income (expense)
  Interest expense                    (0.4)     (0.8)       (0.4)      (0.9)
  Other income and expense, net        0.4       0.6         0.2        0.2
Income before provision
  for income taxes                    10.7      10.5        10.7        9.0
Provision for income taxes             4.2       2.9         4.0        2.5
Net income                             6.5%      7.6%        6.7%       6.5%



Third Quarter 1998 Versus Third Quarter 1997

Net Sales

Net sales were flat during the period, with consolidated net sales of $14.0 million in the third quarter of 1998 and 1997. Shipments of the Company's interconnect filter products decreased by $1.5 million during the period. The decrease primarily reflects weak overall market demand in the passive electronic components industry and sharp inventory reductions by original equipment manufacturers and distributors. This decrease was substantially offset by increased shipments of the Company's power products.

Gross Margin

Gross margin was $4.2 million or 30.2% of sales in the third quarter of 1998, compared to $4.4 million or 31.8% of sales in the third quarter of 1997. The decrease in gross margin principally reflects changes in sales mix among the Company's four major product families: interconnect filter products, power products, microwave products, and specialty ceramic components.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Selling, General and Administrative Expense

Selling expense remained constant throughout the period, amounting to $1.6 million in the third quarter of 1998 and 1997. General and administrative expense was approximately $1.1 million in 1998, a decrease of $250,000 from the comparable quarter of 1997. The decrease in general and administrative expense principally reflects lower personnel costs and reduced discretionary spending.

Other Income and Expense

Interest expense decreased by $55,000 during the period, from $109,000 in 1997 to $54,000 in 1998. The decrease in interest expense primarily reflects reduced bank indebtedness. Average interest rates remained stable throughout the period.

Nine Months 1998 Versus Nine Months 1997

Net Sales

For the first nine months of fiscal 1998 net sales increased $2.8 million or 6.8%, with net sales of $43.9 million in 1998 and $41.1 million in 1997. The increase in sales primarily reflects additional shipment volume of the Company's commercial custom assemblies which consist of telecommunication racks, power supplies, industrial controls, and other value added assemblies. Overall customer orders received during the first three quarters of 1998 amounted to $44.8 million, compared to $45.2 million for the same period last year.

Gross Margin

As a percentage of sales, gross margin remained relatively constant during the period at 30.5% in 1998 and 30.6% in 1997. As a result of additional sales volume, gross margin increased to $13.4 million for the first nine months of 1998, compared to $12.6 million for the comparable period of 1997.

Selling, General and Administrative Expense

As a result of greater sales volume, selling expense increased during the period. During the first nine months of fiscal 1998, selling expense amounted to $4.9 million or 11.2% of sales, compared to $4.7 million or 11.5% of sales for the same period last year. General and administrative expense was approximately $3.7 million in 1998 and $3.9 million in 1997. As part of management's ongoing efforts to reduce operating costs, various discretionary spending in 1998 has been reduced or eliminated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Other Income and Expense

With the Company's continued debt reduction, interest expense decreased by $198,000 during the period. Average interest rates were stable throughout the period. During the first nine months of fiscal 1998, the Company recognized $82,000 of other income from certain short-term investments and patent licensing fees.

Income Taxes

The Company's effective income tax rate was 38.0% in 1998 and 28.0% in 1997, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rate and statutory tax rate primarily reflect decreases in the deferred tax asset valuation allowance relating to certain net operating loss carryforwards.

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

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At August 31, 1998, there were no borrowings outstanding under this financing arrangement. The current line of credit agreement expires April 30, 2000.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.7 million (3.0 million DM). At August 31, 1998, there were no outstanding borrowings under these lines of credit. Future borrowings, if any, under the lines of credit will bear interest at rates below the prevailing prime rate and will be payable upon demand.

The Company's liquidity continued to improve during the period. At August 31, 1998, the Company had net working capital of $20.4 million, compared to $16.9 million at November 30, 1997. The
Company's current ratio also improved during the first nine months of fiscal 1998, with current assets at 5.24 times current liabilities at August 31, 1998, compared to 3.83 at November 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



During the first nine months of fiscal 1998, the Company's cash expenditures for property, plant and equipment amounted to $2.4 million. These capital expenditures primarily related to manufacturing equipment for the Company's new dielectric resonators and bandpass filters product offerings and facility expansion at the Company's Control Products Division. During the first three quarters of fiscal 1998, the Company also repaid $346,000 of bank indebtedness.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1998, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and if so required, that it will be available on terms acceptable to the Company.

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

The Company's operating cash flow was strong during the period, with net cash provided by operations of $6.7 million in 1998 and $6.3 million in 1997. In 1997, the Company substantially completed its planned reduction of short-term and long-term bank indebtedness. As a result, the Company's cash position improved significantly during the first nine months of 1998. At August 31, 1998, the Company held $3.4 million of cash and cash equivalents, compared to $196,000 at November 30, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



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

The Company has completed an assessment and determined that it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications and replacement of existing software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected. The assessment also indicated that software used in certain manufacturing equipment (hereafter also referred to as operating equipment) is also at risk. If not resolved on a timely basis, these systems could hamper the Company's ability to manufacture and ship product from which the Company derives a significant portion of its revenues.

For its information technology exposures, to date, the Company is 80% complete on the remediation phase for all material systems and expects to complete software reprogramming and replacement no later than December, 1998. After completing the reprogramming and replacement of software, the Company's plans call for testing and implementing its information technology systems. To date, the Company has completed 50% of its testing and has implemented 50% of its remediated systems. Completion of the testing phase is expected by February, 1999, with all remediated systems fully implemented by March, 1999.

With respect to operating equipment, the Company is 80% complete in the remediation phase of the resolution process. Testing of this equipment is currently 50% complete. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by December, 1998. Testing and implementation of affected equipment is expected to be completed by March, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



The Company has queried its important suppliers and vendors to assess their Year 2000 readiness. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and vendors will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. Management anticipates that its total year 2000 project costs will not be material.

The Company's plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on hours expended to date compared to total expected hours. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel training in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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



                                         SPECTRUM CONTROL, INC.
                                              (Registrant)



Date:  September 30, 1998          By:    /s/ John P. Freeman
                                      John P. Freeman, Vice President
                                        and Chief Financial Officer
                                         (Principal Accounting and
                                             Financial Officer)