Form 10-K
period 1998-11-30
SPECTRUM CONTROL INC
filed 1999-03-01
CIK 92769

Securities and Exchange Commission
                           Washington, D.C.  20549



                                   Form 10-K

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the fiscal year ended November 30, 1998

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

Title of each class                  Name of each exchange
                                     on which registered
Common Stock - No Par Value          The Nasdaq Stock Market

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

At February 1, 1999, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $4.00 was $30,699,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of February 1, 1999, the registrant had outstanding 10,887,008 shares of Common Stock, no par value.

                     Documents incorporated by reference

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 5, 1999 are incorporated by reference into
Part III of this Form 10-K.

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


GENERAL

        Spectrum Control, Inc. and its subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has adapted its core EMI filter technology into a complete line of capacitors, filters, filtered arrays, and filtered connectors. In recent years, the Company has expanded its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power distribution units, power entry modules, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

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

        Spectrum Control, Inc. was incorporated in Pennsylvania in 1968. The Company's Interconnect Products Division, which manufactures various EMI filter products,is located in Fairview, Pennsylvania. The Company's Control Products Division, which manufactures power and microwave products, operates facilities in Erie, Pennsylvania and Wesson, Mississippi. The Company's executive offices are located in Erie, Pennsylvania.

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


MARKETS

        The Company's products are utilized in numerous applications including industrial equipment, instrumentation, computers, and medical equipment. The Company's primary markets, however, are communications equipment and military/ aerospace.

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

        Approximately 49% of the Company's total revenue during fiscal year 1998 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.

MILITARY/AEROSPACE

        Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, and radar systems. The Company provides low pass filters and multisection assemblies to major equipment manufacturers for installation into these systems. The Company's customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments.

        In fiscal year 1998, military/aerospace sales accounted for approximately 24% of the Company's total sales. The Company does not expect such sales to increase from the levels achieved in the 1998 fiscal year due to reductions in funding for new programs. While the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.


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

	FILTERED ARRAYS

        The Company's filtered array products include filter plate assemblies and filtered terminal blocks. Filter plates are predominantly utilized in telecommunication equipment including cellular base stations, linear power amplifiers, and cellular microcell repeaters. This product offering often provides an economical method of meeting electromagnetic compatibility (EMC) requirements. Filtered terminal blocks, which are designed with a rugged construction to protect the filtering elements, are primarily used in telecommunication equipment, industrial controls, uninterruptible power supplies, and instrumentation.

	FILTERED CONNECTORS

        The Company offers a range of custom connectors and D-Subminiature Connectors. These filtered connectors are used in numerous applications including telecommunications equipment, cellular base stations, secured communications, industrial process equipment, and certain personal computers.

        During the year ended November 30, 1998 approximately 70% of the Company's total revenue was generated from the sale of interconnect filter products.

POWER PRODUCTS

        The Company's power product offerings currently include commercial custom assemblies, multisection assemblies, power entry modules, power distribution units, and intelligent power management and conditioning products. The Company's multisection products primarily serve the military/aerospace market with applications in satellite communications, electronic warfare, and ground/air weapon systems. Other power products are principally used in communications equipment, including telecommunication racks and power supplies.

        During the year ended November 30, 1998, approximately 25% of the Company's total revenue was generated from the sale of power products.

MICROWAVE PRODUCTS

        The Company manufactures and sells coaxial ceramic resonators, bandpass filters, and duplexers. These products primarily serve the communications industry with applications in cellular telephones and base stations, satellite transceivers, wireless modems and LANS, and CATV.

        During the year ended November 30, 1998, approximately 2% of the Company's total revenue was generated from the sale of microwave products.

SPECIALTY CERAMIC COMPONENTS

        Spectrum Control Technology, Inc., a wholly-owned subsidiary of the Company, manufactures and sells a broad range of specialty ceramic capacitors including tubular and discoidal, single-layer microwave, temperature compensating, high voltage, switch-mode, and high Q capacitors. These products are primarily used in testing and measurement instruments, high frequency power supplies, RF amplifiers, and other communications equipment.

        During the year ended November 30, 1998, approximately 3% of the Company's total revenue was generated from the sale of specialty ceramic components.


OPERATING SEGMENTS

        The Company was founded as a solutions-oriented company, designing and manuacturing products to suppress or eliminate EMI. The Company has expanded its core EMI filter technology to a broad line of control products and systems.
Currently, the Company has two reportable segments: interconnect products and control products.

        The Company's Interconnect Products Division manufactures a wide range of low pass filters, filtered arrays, and filtered connectors. The Company's
Control Products Division manufactures various power products (commercial custom assemblies, multisection assemblies, power distribution units, and power entry modules) and microwave products (coaxial resonators, bandpass filters, and duplexers). Although the Company's products are utilized in numerous applications and industries, the Company's primary markets are communication equipment, military, and aerospace.

        The Company evaluates performance and allocates resources to its operating segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and non-operating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss. In addition, reportable segment assets are comprised solely of property, plant, equipment, and inventories.

         The Company's reportable segments are operating divisions that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

For the years ended November 30, 1998, 1997 and 1996, reportable segment information is as follows(in thousands):


                                Interconnect Control
          1998                  Products     Products     Other       Total
Revenue from unaffiliated
  customers                     $42,025      $16,235      $1,608      $59,868
Depreciation expense              1,171          499                    1,670
Segment income                   16,780        3,509                   20,289
Segment assets                    8,419        5,715                   14,134
Capital expenditures                388        1,186                    1,574


                               Interconnect  Control
          1997                 Products      Products     Other       Total
Revenue from unaffiliated
  customers                    $44,709       $11,168      $  589      $56,466
Depreciation expense             1,197           296                    1,493
Segment income                  16,841         1,255                   18,096
Segment assets                   9,312         4,487                   13,799
Capital expenditures               713         1,134                    1,847


                               Interconnect  Control
          1996                 Products      Products     Other       Total
Revenue from unaffiliated
  customers                    $49,512       $ 7,103      $  712      $57,327
Depreciation expense               998           119                    1,117
Segment income                  18,245           733                   18,978
Segment assets                   9,413         3,770                   13,183
Capital expenditures             1,089           475                    1,564

        Other revenue consists of sales of ceramic capacitors. The Company's ceramic operations primarily manufacture and transfer ceramic capacitors and resonators to the Company's Interconnect Products and Control Products Divisions. Accordingly, the Company considers its ceramic capacitor operations to be a functional department and not a reportable operating segment.



        For the years ended November 30, 1998, 1997 and 1996, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):


Depreciation expense                            1998      1997      1996
Total depreciation expense
  for reportable segments                      $ 1,670   $ 1,493   $ 1,117
Unallocated amounts:
  Depreciation expense related to
   the Company's ceramic
   capacitor operations                          1,545     1,375     1,185
  Depreciation expense related to
   selling, general and administrative
   activities                                      372       419       509
Consolidated depreciation expense              $ 3,587   $ 3,287   $ 2,811


Income before provision
for income taxes                               1998      1997      1996
Total income for reportable segments           $20,289   $18,096   $18,978
Unallocated amounts:
  Manufacturing expense related to
   the Company's ceramic
   capacitor operations                         (3,613)   (2,173)   (3,191)
  Selling, general and
   administrative expense                      (10,214)  (10,137)  (10,317)
  Interest expense                                (228)     (417)     (753)
  Other income                                      85       141        20
Consolidated income before
  provision for income taxes                   $ 6,319   $ 5,510   $ 4,737


Assets                                         1998      1997      1996
Total assets for reportable segments           $14,134   $13,799   $13,183
Unallocated amounts:
  Assets utilized in the
   Company's ceramic
   capacitor operations                         12,805    12,097    12,059
  Cash and cash equivalents                        739       196       413
  Accounts receivable                           10,162     9,997    10,202
  Other assets                                   6,299     3,967     4,356
Total consolidated assets                      $44,139   $40,056   $40,213


Captial expenditures                           1998      1997      1996
Total capital expenditures for
  reportable segments                          $ 1,574   $ 1,847   $ 1,564
Capital expenditures related
  to the Company's ceramic
  capacitor operations                           1,335     1,289     1,514
Other capital expenditures                         384       144       746
Total consolidated capital
  expenditures                                 $ 3,293   $ 3,280   $ 3,824



         The Company has operations in the United States and Germany. Sales are attributed to individual countries based upon the location from which the shipment originates. The geographic distribution of sales and long-lived assets for 1998, 1997 and 1996 is as follows (in thousands):

                                            United
       1998                                 States      Germany      Total
Revenue from unaffiliated customers         $50,864     $9,004       $59,868
Long-lived assets:
  Property, plant and equipment              16,188        101        16,289
  Intangible assets                           2,941         --         2,941

                                            United
       1997                                 States      Germany      Total
Revenue from unaffiliated customers         $48,148     $8,318       $56,466
Long-lived assets:
  Property, plant and equipment              15,885         94        15,979
  Intangible assets                             499         --           499

                                            United
       1996                                 States      Germany      Total
Revenue from unaffiliated customers         $47,541     $9,786       $57,327
Long-lived assets:
  Property, plant and equipment              15,907        110        16,017
  Intangible assets                             715         --           715


        Revenue attributed to Germany primarily reflects sales to European customers. The Company expects that international sales will continue to account for a significant portion of its total sales. There can be no assurance, however, that the Company will be able to maintain or increase international demand for the Company's products or that the Company will be able to effectively meet that demand. The Company's international sales are predominantly denominated in U.S. Dollars and German Deutsche Marks. An increase in the value of these currencies relative to other foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities include potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future results of operations.

        In 1998, the Company's largest single customer, an original equipment manufacturer of telecommunication equipment, represented 11% of total consolidated net sales. Sales to this major customer principally consisted of control products. In 1997 and 1996, the Company's largest single customer represented 9% and 12%, respectively, of total consolidated net sales. Sales to this customer principally consisted of interconnect products.


PRODUCTION

        The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company's Ceramic Components Division in New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company's Interconnect Products Division in Fairview, Pennsylvania. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company's Control Products Division in Erie, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

        The Company's customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, the Company's Interconnect Products Division, Control Products Division, and Ceramic Components Division have achieved and maintain ISO 9001 certification.

        In recent years, a majority of the Company's capital investment has been expended to establish new production lines, increase capacity, and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.


SALES AND DISTRIBUTION

        The Company sells its products primarily through manufacturers' representatives, managed by the Company's internal sales force, and distribution. Prior to fiscal 1997, the Company principally maintained representatives in the United States, Canada, Israel, and Europe. In 1997 and 1998, the Company expanded its sales organization to include manufacturers' representatives in Mexico, Brazil, Australia, and much of Asia. In fiscal 1998, approximately 16% of the Company's consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company's wholly-owned German subsidiary, Spectrum Control GmbH.

        During fiscal year 1998, the Company sold its products to approximately 1,000 accounts. Sales of products to the Company's top ten customers represented 42% ($24.9 million) of total consolidated net sales in 1998. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 11% in 1998, 9% in 1997, and 12% in 1996 of total consolidated net sales. The Company's second largest single customer represented 6% of total consolidated net sales in 1998, 7% in 1997, and 8% in 1996. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

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


BACKLOG

        The Company's backlog, which consists of purchase orders by customers, totaled approximately $22.8 million at November 30, 1998 and $21.0 million at November 30, 1997. It is anticipated that approximately 90% of the Company's backlog as of November 30, 1998 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.


EMPLOYEES

        As of November 30, 1998, the Company had a total of 792 employees, including 45 in sales, marketing and customer support; 70 in engineering and product development; 635 in manufacturing; and 42 in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


PROPRIETARY RIGHTS

        In connection with the manufacture and sale of control products and systems, the Company owns several United States and foreign patents and has certain patents pending. None of these patents and patent applications are critical to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to its business. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

        The Company holds nineteen (19) United States patents and forty-five
(45) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.


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


RESEARCH AND DEVELOPMENT

        The Company's research and development efforts are focused on expanding the Company's materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 1998, the Company employed 70 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers.

        Research and development expense amounted to $961,000 in 1998, $807,000 in 1997, and $821,000 in 1996.


OTHER MATTERS

        The business of the Company is not subject to any significant seasonal fluctuations.

        The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.


ITEM 2.	PROPERTIES

        The Company's principal manufacturing and office facilities as of November 30, 1998 are as follows:

                                                                   PRINCIPAL
                                                                    BALANCE
                                                                  OUTSTANDING
                                       APPROXIMATE                AT 11/30/98
                                       SQUARE FEET                 ON RELATED
LOCATION                FUNCTION      OF FLOOR AREA   OWNERSHIP     MORTGAGE
8061 Avonia Road        Manufacturing,     38,000       Owned      $  124,000
Fairview, PA		          EMI Testing

6000 West Ridge Road    Manufacturing,     41,000       Owned      $    6,000
Erie, PA                Corporate Offices

4100 Michoud Blvd.      Manufacturing     100,000       Owned      $2,100,000
New Orleans, LA

3004 Hwy. 51N           Manufacturing      40,000       Rented         N/A
Wesson, MS


(1) In addition to the above mortgages, the Company's domestic properties are encumbered in connection with the collateralization of certain short-term and long-term bank indebtedness.

(2) In 1999, the Company expects to construct a 10,000 square foot corporate office building in Fairview, PA. The Company's other office and manufacturing space is considered adequate for its existing requirements and its projected business needs.

(3) In addition to the facilities described above, the Company leases certain sales office and warehousing space.


ITEM 3.	LEGAL PROCEEDINGS

        The Company is not currently involved in any litigation of a material nature.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended November 30, 1998.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 1998 and 1997 are set forth below.

                                					  High          Low
          Fiscal 1998
             First quarter             $   5.75      $   4.88
             Second quarter                7.16          5.06
             Third quarter                 6.38          4.44
             Fourth quarter                4.63          3.75

					                                  High          Low
          Fiscal 1997
             First quarter             $   4.13      $   3.00
             Second quarter                4.00          3.13
             Third quarter                 5.00          3.81
             Fourth quarter                6.00          4.63

        At February 1, 1999, the Company had 10,887,008 shares of Common Stock outstanding, which were held by approximately 2,300 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.


ITEM 6. SELECTED FINANCIAL DATA


                                  					Years Ended November 30
				                                (Dollar Amounts in Thousands
					                                   Except Per Share Data)

                             1998      1997      1996      1995       1994
Operating Data
  Net sales                  $59,868   $56,466   $57,327   $49,297   $43,659
  Income before accounting
   change                      3,934     3,974     3,418     2,984     2,055
  Accounting change (1)            -         -         -         -     1,845
  Net income                   3,934     3,974     3,418     2,984     3,900
  Earnings per
   common share:
    Basic:
      Income before
       accounting change        0.36      0.37      0.32      0.28      0.19
      Accounting change            -         -         -         -      0.18
      Net income                0.36      0.37      0.32      0.28      0.37

    Diluted:
      Income before
       accounting change        0.36      0.37      0.32      0.28      0.19
      Accounting change            -         -         -         -      0.18
      Net income                0.36      0.37      0.32      0.28      0.37

  Dividends per share              -         -         -         -         -


Financial Position

  Working capital            $18,619   $16,881   $12,534   $ 9,967   $ 8,251
  Total assets                44,139    40,056    40,213    39,498    38,095
  Long-term debt               2,500     3,330     4,072     6,569     8,275
  Stockholders' equity        33,774    29,545    25,379    21,781    18,583


(1) In 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect, through November 30, 1993, of this change in accounting amounted to $1,845,000 or $0.18 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Spectrum Control, Inc. and its subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has expanded its core EMI filter technology into a complete line of interconnect filter products (discrete filters, filtered arrays, and filtered connectors). In recent years, the Company broadened its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power entry modules, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer and industrial controls.


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


Results of Operations

        The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 1998, 1997 and 1996:

                                                1998      1997      1996
Net sales                                       100.0%    100.0%    100.0%
Cost of products sold                            69.5%     69.2%     68.5%
Gross margin                                     30.5%     30.8%     31.5%
Selling, general and administrative expense      19.7%     20.6%     22.0%
Income from operations                           10.8%     10.2%      9.5%
Other income (expense)
     Interest expense                           (0.4)%    (0.7)%    (1.3)%
     Other income and expense, net                0.2%      0.2%      0.1%
Income before provision for income taxes         10.6%      9.7%      8.3%
Provision for income taxes                        4.0%      2.7%      2.3%
Net income                                        6.6%      7.0%      6.0%



1998 Compared to 1997

Net Sales

        Consolidated 1998 net sales increased by $3.4 million or 6.0% from 1997. The increase in sales primarily reflects additional shipment volume of the Company's commercial custom assemblies which consist of telecommunication racks, power supplies, industrial controls, and other value-added assemblies. Sales of these power products increased by $4.7 million in 1998. In addition, sales of ceramic capacitors increased $1.0 million in 1998. Shipments of the Company's interconnect filter products decreased by $2.7 million during the year. The decrease primarily reflects weak overall market demand in the passive electronic components industry and sharp inventory reductions by original equipment manufacturers and distributors. Average selling prices declined slightly during the year as a result of competitive and market pressures. Overall demand for the Company's products increased during the year with total customer orders of $61.9 million received in 1998, an increase of 1.6% from 1997.

Gross Margin

        As a percentage of sales, gross margin declined slightly during the period, amounting to 30.5% in 1998 and 30.8% in 1997. The decrease in gross margin percentage principally reflects changes in sales mix among the Company's four major product families: interconnect filter products, power products, microwave products, and specialty ceramic components. As a result of additional sales volume, gross margin increased to $18.3 million in 1998, compared to $17.4 million in 1997.

Selling, General and Administrative Expense

        As a result of greater sales volume, selling expense increased during the period, amounting to $6.8 million in 1998 and $6.5 million in 1997.
General and administrative expense was approximately $5.0 million or 8.4% of sales in 1998, compared to $5.1 million or 9.2% of sales in 1997. The decrease in general and administrative expense primarily reflects lower personnel costs and reduced discretionary spending.

Other Income and Expense

        Interest expense decreased by $189,000 in 1998, with interest expense amounting to $228,000 in 1998 and $417,000 in 1997. The decrease in interest expense primarily reflects reduced bank indebtedness. In 1998, the Company repaid $743,000 of long-term debt. In addition, weighted average short-term bank borrowings were limited to $28,000 in 1998, compared to $982,000 in 1997. Average interest rates declined slightly during the period.

        The Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company recognizes gains and losses on foreign currency transactions.
The Company incurred net losses of $40,000 in 1998 and net gains of $12,000 in 1997 on these foreign currency transactions.

        The Company recognized $125,000 in 1998 and $137,000 in 1997 from certain short-term investments and patent licensing fees.

Income Taxes

        The Company's effective income tax rate was 37.7% in 1998 and 27.9% in 1997, compared to an applicable statutory income tax rate of approximately 40.0%. In 1998, the difference between the effective tax rate and statutory tax rate primarily arises from state tax provisions and foreign income tax rates. In 1997, the difference in the effective tax rate and statutory tax rate reflects a $1.2 million decrease in the deferred tax asset valuation allowance, principally related to certain German net operating loss carryforwards.

        At November 30, 1998, the Company had recorded certain deferred tax assets, primarily related to U.S. and German net operating loss carryforwards. Based upon the earnings history of the Company's U.S. and German operations, management believes that it is more likely than not that these deferred tax assets will be realized during the carryforward period to offset future taxable income from ordinary and recurring operations.


1997 Compared to 1996

Net Sales

        Consolidated 1997 net sales decreased by $861,000 or 1.5% from 1996.
The decrease in sales primarily reflects reduced shipment volume of EMI filtered arrays used by customers in telecommunications equipment, cellular base stations, and power amplifiers. Overall demand for the Company's products remained strong, however, with total customer orders of $60.9 million received in 1997, an increase of 7.8% from 1996.

Gross Margin

        Gross margin was $17.4 million or 30.8% of sales in 1997 compared
$18.1 million or 31.5% of sales in 1996. In addition to reduced sales volume, the decrease in gross margin primarily reflects changes in sales mix and the related impact of fixed manufacturing overhead and lower production requirements at the Company's ceramic components division in New Orleans, Louisiana.

Selling, General and Administrative Expense

        Selling expense remained relatively constant in 1997, with total selling expense of $6.5 million in 1997 and $6.6 million in 1996. General and administrative expense decreased during the year, amounting to $5.1 million or 9.2% of sales in 1997 and $6.0 million or 10.5% of sales in 1996. The decrease in general and administrative expense primarily reflects reduced expenses associated with the implementation of the Company's Rapid Response Program. Although Rapid Response continues to be implemented throughout the Company, the expenses associated with the program were principally incurred during 1996 in the form of consulting fees and employee education. Management believes that the full implementation of Rapid Response will significantly reduce manufacturing lead times, improve inventory turnover rates, and provide greater responsiveness to customers.

Other Income and Expense

        Interest expense decreased by $336,000, from $753,000 in 1996 to $417,000 in 1997. The decrease in interest expense reflects the Company's repayment of $5.6 million of bank indebtedness in 1997. The Company's average short-term interest rates were 8.3% in 1997 and 7.5% in 1996.

        As previously indicated, the Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company incurred net gains of $12,000 in 1997 and $38,000 in 1996 on these foreign currency transactions.

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


Risk Factors That May Affect Future Results

        The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and its competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and product mix. In 1998, approximately 49.0% of the Company's sales were to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.


Liquidity, Capital Resources and Financial Condition

        The Company has a $6.0 million line of credit with PNC Bank of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate.
At November 30, 1998, there were no borrowings outstanding under this financing arrangement. The current line of credit agreement expires April 30, 2000.

        The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.8 million (3.0 million DM). At November 30, 1998, outstanding borrowings under these lines of credit amounted to $336,000 (554,000 DM). Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

        The Company's liquidity continued to improve in 1998. At November 30, 1998, the Company had net working capital of $18.6 million, compared to $16.9 million at November 30, 1997 and $12.5 million at November 30, 1996. The Company's current ratio also improved in 1998, with current assets at 4.23 times current liabilities at November 30, 1998, compared to 3.83 at November 30, 1997 and 2.20 at November 30, 1996.

        The Company's cash expenditures for property, plant and equipment amounted to $3.3 million in 1998, $3.3 million in 1997, and $3.8 million in 1996. These capital expenditures primarily related to manufacturing capacity expansion and establishing manufacturing capability for new product lines. At November 30, 1998, the Company had not entered into any material commitments for capital expenditures.

        Income taxes paid during the fiscal years ended November 30, 1998, 1997 and 1996 amounted to $1.5 million, $854,000, and $1.2 million, respectively. Management expects cash outlays for income taxes to be less than income tax expense for the next three fiscal years.

        In September 1998, the Company instituted a stock repurchase program. Under the program, the Company may repurchase up to $4.0 million of the Company's Common Stock. The shares will be purchased in the open market and the cost of the program will be financed out of available cash reserves and borrowings under the Company's revolving line of credit facility. The amount and timing of the shares to be repurchased will be based on management's ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's stock. During 1998, 70,000 shares were repurchased by the Company at an aggregate cost of $294,000.

        Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout 1999. These cash requirements include scheduled long-term debt repayment, planned capital expenditures, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

        In 1998, the Company acquired substantially all of the assets of Republic Electronics Corp., a manufacturer of subminiature ceramic capacitors, and Potter Production Corporation, a manufacturer of electronic filters and power products. The aggregate cash purchase price of the acquired assets amounted to $4.1 million.

        In 1998, the Company's operating cash flow remained strong. During the year ended November 30, 1998, net cash generated from operations amounted to $8.3 million and proceeds realized upon the exercise of employee stock options amounted to $414,000. This cash flow was utilized for capital additions of $3.3 million and debt repayment of $743,000, as well as the aggregate cash purchase price of the acquired businesses described above.

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

        As indicated above, the Company continued to reduce its bank indebtedness in 1998. The Company's total borrowed funds were $3.7 million at November 30, 1998, $4.1 million at November 30, 1997, and $9.7 million at November 30, 1996. The Company increased stockholders' equity by $4.2 million in 1998, primarily through earnings. Accordingly, the Company's debt to equity ratio continued to improve in 1998. Total liabilities to net worth was 0.31 at November 30, 1998, 0.36 at November 30, 1997, and 0.58 at November 30, 1996.


Environmental Matters

        The Company is subject to various laws and governmental regulations concerning environmental matters and employee health and safety. U.S. federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Water Act; and the Safe Drinking Water Act. The Company is also subject to the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The United States Environmental Protection Agency ("EPA"), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the Company's operations.

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

        For its information technology exposures, to date, the Company is 90% complete on the remediation phase for all material systems and expects to complete software reprogramming and replacement no later than January 1999. After completing the reprogramming and replacement of software, the Company's plans call for testing and implementing its information technology systems. To date, the Company has completed 70% of its testing and has implemented 70% of its remediated systems. Completion of the testing phase is expected by February 1999, with all remediated systems fully implemented by March 1999.

        With respect to operating equipment, the Company is 90% complete in the remediation phase of the resolution process. Testing of this equipment is currently 70% complete. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by January 1999. Testing and implementation of affected equipment is expected to be completed by March 1999.

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


Other Matters

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted.

        Effective January 1, 1999, the European Monetary Union ("EMU") will create a single currency (the "Euro") for its member countries and the exchange rates of the participating currencies will be fixed against the Euro. The EMU has established a three year transition period from January 1, 1999 to December 31, 2001, for the introduction of the Euro.

        The Company does not expect the adoption of SFAS No. 133 or the introduction of the Euro to have a material impact on the Company's financial position or results of operations.

        On February 1, 1999, the Company announced the signing of a letter of intent to acquire substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated ("SCPD"). Under the proposed agreement, the Company would purchase SCPD's ceramic filter manufacturing technology and related product lines, as well as certain product lines related to capacitive film and EMI gaskets. SCPD sales of these product offerings amounted to approximately $30.0 million in 1998. The Company has secured a commitment letter from its principal lending institution to substantially finance the transaction. Consummation of the proposed acquisition is subject to many factors including execution of a definitive asset purchase agreement, results of due diligence, and completion of financing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:




                                                                   Page
                                                                  Number


                Report of Independent Auditors


		              Consolidated Balance Sheets as of
                        November 30, 1998 and 1997


		              Consolidated Statements of Income for
		    	                 the years ended November 30,
                        1998, 1997 and 1996


		              Consolidated Statements of Stockholders'
			                     Equity for the years ended
                        November 30, 1998, 1997 and 1996


		              Consolidated Statements of Cash Flows
			                     for the years ended November 30,
                        1998, 1997 and 1996


                Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Spectrum Control, Inc.



        We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  					ERNST & YOUNG  LLP

Pittsburgh, Pennsylvania
January 6, 1999


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1998 AND 1997
(Dollar Amounts in Thousands)


                                                        1998        1997
ASSETS
Current assets
Cash and cash equivalents                               $    739    $    196
 Accounts receivable, less allowances of $406
  in 1998 and $409 in 1997                                10,162       9,997
 Inventories (Note 3)                                     12,885      12,110
 Deferred income taxes (Note 10)                             409         360
 Prepaid expenses and other current assets                   184         174
     Total current assets                                 24,379      22,837

Property, plant and equipment, net (Note 4)               16,289      15,979

Other assets (Note 5)                                      3,471       1,240
     Total assets                                       $ 44,139    $ 40,056


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short-term debt (Note 6)                               $    336    $     40
 Accounts payable                                          2,719       3,302
 Accrued salaries and wages                                1,438       1,311
 Accrued interest                                             63          45
 Accrued federal and state income taxes                       93         289
 Accrued other expenses                                      281         226
 Current portion of long-term debt (Note 7)                  830         743
     Total current liabilities                             5,760       5,956

Long-term debt (Note 7)                                    2,500       3,330

Deferred income taxes (Note 10)                            2,105       1,225

Stockholders' equity
 Common stock, no par value, authorized 25,000,000
  shares, issued 10,957,008 shares
  in 1998 and 10,838,345 in 1997                          14,470      13,977
 Retained earnings                                        19,798      15,864
 Treasury stock, 70,000 shares in 1998,at cost (Note 8)     (294)          -
                                                          33,974      29,841
 Accumulated other comprehensive income
   Foreign currency translation adjustment                  (200)       (296)

     Total stockholders' equity                           33,774      29,545

     Total liabilities and stockholders' equity         $ 44,139    $ 40,056


The accompanying notes are an integral part of the consolidated financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997, AND 1996
(Dollar Amounts in Thousands Except Per Share Data)


                                                1998      1997      1996
Net sales                                       $ 59,868  $ 56,466  $ 57,327

Cost of products sold                             41,584    39,045    39,251

Gross margin                                      18,284    17,421    18,076

Selling, general and administrative expense       11,822    11,635    12,606

Income from operations                             6,462     5,786     5,470

Other income (expense)
  Interest expense                                  (228)     (417)     (753)

  Other income and expense, net (Note 9)              85       141        20
                                                    (143)     (276)     (733)

Income before provision for income taxes           6,319     5,510     4,737

Provision for income taxes (Note 10)               2,385     1,536     1,319

Net income                                       $ 3,934   $ 3,974   $ 3,418

Earnings per common share (Note 11):

  Basic                                          $  0.36   $  0.37   $  0.32
  Diluted                                        $  0.36   $  0.37   $  0.32


The accompanying notes are an integral part of the consolidated financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997, AND 1996
(Dollar Amounts in Thousands)


                                                         Accumulated    Total
                                                         Other          Stock-
                             Common  Retained  Treasury  Comprehensive  Holders'
                             Stock   Earnings  Stock     Income         Equity

Balance-November 30, 1995    $13,493 $ 8,472   $     -   $  (184)       $21,781
Net income                         -   3,418         -         -          3,418
Foreign currency translation
 adjustment                        -       -         -       (82)           (82)
Comprehensive income               -       -         -         -          3,336
Issuance of 138,834 shares of
 common stock                    154       -         -         -            154
Tax benefits from exercise of
 stock options                   108       -         -         -            108

Balance-November 30, 1996     13,755  11,890         -      (266)        25,379
Net income                         -   3,974         -         -          3,974
Foreign currency translation
 adjustment                        -       -         -       (30)           (30)
Comprehensive income               -       -         -         -          3,944
Issuance of 84,998 shares of
 common stock                    300       -         -         -            300
Purchase and retirement of
 20,886 shares of common stock  (103)      -         -         -           (103)
Tax benefits from exercise of
 stock options                    25       -         -         -             25

Balance-November 30, 1997     13,977  15,864         -      (296)        29,545
Net income                         -   3,934         -         -          3,934
Foreign currency translation
 adjustment                        -       -         -        96             96
Comprehensive income               -       -         -         -          4,030
Issuance of 118,663 shares of
 common stock                    414       -         -         -            414
Purchase of 70,000 shares
 of common stock                   -       -      (294)        -           (294)
Tax benefits from exercise of
 stock options                    79       -         -         -             79
Balance-November 30, 1998     14,470  19,798      (294)     (200)        33,774


The accompanying notes are an integral part of the consolidated financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997, AND 1996
(Dollar Amounts in Thousands)


                                                 1998      1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 3,934   $ 3,974   $ 3,418
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation                                  3,587     3,287     2,811
     Amortization                                    135       219       508
     Deferred income taxes                         1,014       376       402
     Tax benefits from exercise of stock options      79        25       108
     Loss on sale of property, plant
       and equipment                                   -         8        18
     Changes in assets and liabilities:
       Accounts receivable                           (85)      (67)     (969)
       Inventories                                   181      (188)     (833)
       Prepaid expenses and other assets              24       431      (121)
       Accounts payable and accrued expenses        (595)      441      (344)
	 Net cash provided by operating
           activities                              8,274     8,506     4,998

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant
    and equipment                                      -        10     1,665
  Purchase of property, plant and equipment       (3,293)   (3,280)   (3,824)
  Payment for acquired businesses                 (4,077)        -         -
         Net cash used in investing activities    (7,370)   (3,270)   (2,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayment) of short-term debt       282    (3,232)     (912)
  Repayment of long-term debt                       (743)   (2,391)   (1,845)
  Purchase of common stock                          (294)        -         -
  Net proceeds from issuance of common stock         414       196       154
       Net cash used in financing activities        (341)   (5,427)   (2,603)

Effect of exchange rate changes on cash              (20)      (26)      (25)

Net increase (decrease) in cash and cash
  equivalents                                        543      (217)      211
Cash and cash equivalents, beginning of year         196       413       202
Cash and cash equivalents, end of year           $   739   $   196   $   413

Cash paid during the year for:
  Interest                                       $   210   $   420   $   756
  Income taxes                                     1,466       854     1,197


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

           Property, Plant and Equipment

           Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are charged against earnings in the year incurred; major replacements, renewals and betterments are capitalized and depreciated over their estimated useful lives. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in earnings.

           Intangibles and Other Assets

           Goodwill, representing the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired businesses, is stated at cost and amortized to expense on a straight-line basis over a period of 20 years. Patents and patent rights are amortized to expense on a straight-line basis over periods not exceeding 17 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. No impairment losses have been recognized in any of the periods presented herein.

           Debt issuance costs are amortized to expense on a straight-line basis over the term of the related indebtedness.

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

           Advertising and Promotion

           Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $633,000 in 1998, $574,000 in 1997, and $486,000 in 1996.

           Research and Development

           Research and development costs are expensed as incurred. Research and development expense amounted to $961,000 in 1998, $807,000 in 1997, and $821,000 in 1996.

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

           Comprehensive Income

           During the year ended November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the Financial Accounting Standards Board. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of the new rules, however, does not impact the Company's net income or stockholders' equity.
The new standard requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

           Operating Segments

           Effective November 30, 1998, the Company adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 131, which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", requires public business enterprises to report certain information about operating segments in annual and interim financial statements. In addition, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 does not affect the Company's reported results of operations or financial position, but does affect the disclosure of segment information presented elsewhere herein.

           Earnings Per Common Share

           During the year ended November 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires, among other things, dual presentation of basic and diluted earnings per share on the face of the income statement. Under the new standard, basic earnings per share is computed using only the weighted average number of common shares outstanding during the period, while diluted earnings per share is computed assuming the conversion of all dilutive common stock equivalents, such as stock options. In accordance with SFAS No. 128, prior year per share amounts have been revised to reflect the new computation and presentation.

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


2.         Acquisitions

           On April 22, 1998, the Company acquired substantially all of the assets of Republic Electronics Corp., a manufacturer of subminiature ceramic capacitors used in telecommunications and microwave (high frequency applications. The aggregate purchase price of the acquired assets amounted to $1,159,000, excluding possible future contingent payments. The amount of the contingent payments will be determined based upon the sales of the acquired product lines during the two years subsequent to the acquisition date.

           On September 21, 1998, the Company acquired substantially all of the assets of Potter Production Corporation, a manufacturer of electronic filters and power products used in various communication, industrial control, and medical equipment. The aggregate purchase price of the acquired assets amounted to $2,918,000, excluding possible future contingent payments. The amount of the contingent payments will be determined based upon the Company's sales of power products during the three years subsequent to the acquisition date. In connection with this acquisition, the Company also issued warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $6.25 per share. The warrants are immediately exercisable and expire on September 21, 2002. At November 30, 1998, all warrants remained outstanding.

           These acquisitions were funded through available cash reserves. The aggregate purchase price of each acquisition has been allocated to the acquired assets based upon their respective fair market values. The excess of the aggregate purchase prices over the fair value of net assets acquired (goodwill) amounted to $2,577,000 and is being amortized ratably over a period of 20 years. The amount of contingent payments, if any, will be allocated to goodwill and amortized ratably over the assets remaining life when the contingent payments are determinable.

           Each of the above acquisitions was accounted for as a purchase and, accordingly, the results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition date. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred as of the beginning of fiscal year 1997 (in thousands, except per share data):


                                          1998          1997

Net sales                               $ 67,295      $ 65,763

Net income                                 3,935         3,893

Earnings per common share:

     Basic                                  0.36          0.36
     Diluted                                0.36          0.36


           The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations.

3.      Inventories

	Inventories by major classification are as follows:

                                                 							   November 30
                                                         1998       1997
							                                                   (in thousands)

             Finished goods                           $  2,581    $  2,159
             Work-in-process                             5,070       5,364
             Raw materials                               5,234       4,587
                                                      $ 12,885    $ 12,110


4.      Property, Plant and Equipment

	Property, plant and equipment consist of the following:
                                                 							   November 30
                                                         1998       1997
							                                                   (in thousands)

             Land and improvements                    $  1,164    $  1,161
             Buildings and improvements                  9,409       8,701
             Machinery and equipment                    21,976      22,996
             Construction in progress                      371         478
                                                        32,920      33,336

             Less accumulated depreciation              16,631      17,357
                                                      $ 16,289    $ 15,979


5.      Other Assets

	Other assets consist of the following:
                                                 							   November 30
                                                         1998       1997
							                                                   (in thousands)

             Goodwill                                 $  2,577    $      -
             Patents and patent rights                     466         540
             Debt issuance costs                           356         384
                                                         3,399         924
             Less accumulated amortization                 458         425
                                                         2,941         499


             Deferred income taxes                         383         566

             Deferred charges                              147         175
                                                      $  3,471    $  1,240

6.      Short-Term Debt

	Short-term debt consists of the following:

                                          						   November 30
                                                1998          1997
					                                             (in thousands)

	Notes payable - domestic
         line of credit (1)                   $      -      $      -

	Notes payable - foreign
         lines of credit (2)                       336            40

                     Total                    $    336      $     40




           (1) The Company has a $6,000,000 line of credit with its principal lending institution (the "Bank"). During 1998, there were no borrowings under the line of credit. During 1997, weighted average borrowings under the revolving credit line amounted to $883,000, with average interest rates of 8.30%, and maximum month-end borrowings of $1,896,000. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. The line of credit agreement is subject to biannual renegotiation and renewal.


           (2) The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1,818,000 (3,000,000 DM) at November 30, 1998 and $1,161,000 (2,000,000 DM) at
                November 30, 1997. Weighted average borrowings under the lines of credit amounted to $28,000 (46,000 DM) in 1998 and $99,000
                (172,000 DM) in 1997, with average interest rates of 6.00% in 1998 and 7.12% in 1997. The maximum amount of borrowings under the lines of credit at the end of any month was $336,000 (554,000 DM) in 1998 and $320,000 (551,000 DM) in 1997.
                Borrowings bear interest at rates below the prevailing prime
		              rate and are payable upon demand.

7.  Long-Term Debt

    Long-term debt consists of the following:

                                                 							  November 30
                                                       1998          1997
						                                                   (in thousands)

    Industrial development authority notes
      at variable interest rate
      (3.40% at November 30, 1998
      and 4.00% at November 30, 1997) (1)          $  2,100      $  2,300

    Industrial development authority notes
      at variable interest rate
      (3.81% at November 30, 1998
      and 4.23% at November 30, 1997)(2)              1,100         1,500

    Industrial development authority notes
      and related bank mortgage notes at
      interest rates ranging from 4.00% to
      7.75%, collateralized by certain land
      and buildings, and requiring monthly
      principal and interest payments of
      $13,000 through the year 1999                     130           273

                    Total                             3,330         4,073
                    Less current portion                830           743
                    Long-term debt                  $ 2,500      $  3,330


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

     The aggregate maturities of all long-term debt during each of the five years ending November 30, 2003, are $830,000, $600,000, $500,000, $300,000,
     and $200,000, respectively.

8.  Treasury Stock

           On September 30, 1998, the Board of Directors authorized the Company to repurchase up to $4,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased will be at the discretion of management. At November 30, 1998, the Company had repurchased 70,000 shares at an aggregate cost of $294,000.


9.  Other Income and Expense

    Other income and expense consist of the following (in thousands):

                                         1998         1997         1996

      Investment income                  $    117     $     31     $      -
      Gain (loss) on foreign currency
        transactions                          (40)          12           38
      Patent licensing fees                     8          106            -
      Loss on sale of property,
        plant and equipment                     -           (8)         (18)
                                         $     85     $    141     $     20


10. Income Taxes

    For the years ended November 30, 1998, 1997 and 1996, income before income taxes consists of the following (in thousands):

                                         1998         1997         1996
      U.S. operations                    $  5,884     $  4,583     $  3,605
      Foreign operations                      435          927        1,132
                                         $  6,319     $  5,510     $  4,737

    For the years ended November 30, 1998, 1997 and 1996, the provision for income taxes consists of the following (in thousands):

                                         1998         1997         1996
      Current

        Federal                          $  1,146     $  1,055     $    806
        State                                 225          105          111

      Deferred                              1,014          376          402
                                         $  2,385     $  1,536     $  1,319

	The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 1998, 1997 and 1996 consists of the following (in thousands):

                                                   1998      1997      1996

  Statutory federal income tax                   $ 2,148   $ 1,873   $ 1,611
  State income taxes, net of federal
    tax benefit                                      148        69        73
  Subpart F income, U.S. property investment           -       258       166
  Foreign tax rates                                   70       148       181
  Decrease in deferred tax asset
    valuation allowance                              (62)   (1,194)     (987)
  Other items                                         81       382       275
                                                 $ 2,385   $ 1,536   $ 1,319


  Significant components of the Company's net deferred
    tax assets and liabilities are as follows (in thousands):
                                                               November 30
  Deferred tax assets:                                       1998      1997

    Net operating loss carryforwards                       $   574   $   868
    Amortization of intangible assets                          512       574
    Investment in subsidiaries                                 399       544
    Accrued compensation                                       237       219
    Property, plant and equipment                              116       116
    Allowance for doubtful accounts                            103       103
    Inventory valuation                                         68        63
    Tax credit carryforwards                                    42       638
    Other                                                       10        10
                        Sub-total                            2,061     3,135
   Valuation allowance (principally related to
      certain net operating loss carryforwards)                  -        62

                        Deferred tax assets                  2,061     3,073

  Deferred tax liabilities:

    Depreciation of plant and equipment                      2,336     2,431
    Investment in subsidiaries                               1,034       941
    Other                                                        4         -

                        Deferred tax liabilities             3,374     3,372

  Net deferred tax assets (liabilities)                    $(1,313)  $  (299)


                                                              November 30
                                                            1998      1997
                                                            (in thousands)
  Net deferred tax assets

    Current                                                $   409   $   360
    Noncurrent                                                 383       566

  Net deferred tax liabilities

    Noncurrent                                              (2,105)   (1,225)
                                                           $(1,313)  $  (299)


           The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiary because of management's intent to indefinitely reinvest such earnings. At November 30, 1998, the undistributed earnings of the foreign subsidiary amounted to $2,372,000 (3,914,000 DM).
Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

           During the years ended November 30, 1998, 1997 and 1996, the decrease in valuation allowance for deferred tax assets principally related to the utilization of certain foreign net operating loss carryforwards and changes in the expected future realization of remaining foreign loss carryforwards.

           At November 30, 1998, the Company's foreign subsidiary had approximately $765,000 (1,263,000 DM) of tax net operating loss carryforwards available to be carried forward indefinitely.

11.        Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per common share:

                                                 1998       1997       1996


           Numerator for basic and diluted
             earnings per common share
             (in thousands):

                 Net income                    $  3,934   $  3,974   $  3,418

          Denominator for basic earnings
            per common share
            (in thousands):

                Weighted average shares
                outstanding                      10,907     10,798     10,731

         Denominator for diluted earnings
           per common share
           (in thousands):

               Weighted average shares
               outstanding                       10,907     10,798     10,731

               Effect of dilutive stock options     109         71         45

                                                 11,016     10,869     10,776

         Earnings per common share:

              Basic                             $  0.36    $  0.37    $  0.32

              Diluted                           $  0.36    $  0.37    $  0.32


           Options to purchase 143,500 shares of Common Stock at prices ranging from $ 4.25 to $6.00 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's Common Stock and, therefore, would be antidilutive.



12.        Common Stock Options

           The Company has several plans which provide for granting to officers, directors, key employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 1998, options to purchase 1,123,587 shares of Common Stock were available for grant under the Company's stock option plans.

           A summary of the Company's stock option activity for the years ended
November 30, 1998, 1997 and 1996 is as follows:


                            				    Number
				                                of Shares          Option Price
				                                Under                Weighted
				                                Option    Per Share   Average    Aggregate

Outstanding - November 30, 1995     414,101   $0.88-4.25   $2.59  $1,072,000
Granted during the year             141,500    3.00-3.50    3.11     440,000
Exercised during the year          (138,834)   0.88-2.50    1.11    (154,000)
Forfeitures and expirations         (54,100)   0.88-3.25    3.23    (175,000)

Outstanding - November 30, 1996     362,667    1.88-4.25    3.26   1,183,000
Granted during the year             155,000    3.06-3.50    3.18     493,000
Exercised during the year           (84,998)   1.88-4.25    3.52    (300,000)
Forfeitures and expirations         (42,001)   1.88-3.06    2.85    (119,000)

Outstanding - November 30, 1997     390,668    1.88-4.25    3.22   1,257,000
Granted during the year             137,500    5.88-6.00    5.91     813,000
Exercised during the year          (118,663)   1.88-4.25    3.49    (414,000)
Forfeitures and expirations          (4,000)   1.88-3.06    2.77     (11,000)

Outstanding - November 30, 1998     405,505   $1.88-6.00   $4.06  $1,645,000

Exercisable
    November 30, 1998                44,497   $1.88-4.25   $3.10    $138,000
    November 30, 1997                80,163   $1.88-4.25   $3.66    $293,000
    November 30, 1996                62,996   $3.75-4.25   $4.08    $257,000


           During the years ended November 30, 1998, 1997 and 1996, the weighted average fair value of options granted amounted to $2.45, $0.97, and $0.95 per share, respectively. At November 30, 1998, the weighted average remaining contractual life of outstanding options was 3.9 years.

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

           Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997, and 1996, respectively: risk-free interest rate of 5.50%, 6.00%, and 6.00%; volatility factor of the expected market price of the Company's Common Stock of 0.37, 0.30, and 0.30; dividend yield of 0.00%, 2.00%, and 2.00%; and
a weighted average expected option life of five years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the years ended November 30, 1998, 1997 and 1996, the Company's reported and pro forma net income and earnings per share are as follows (in thousands, except per share data):

                                        1998        1997        1996
	As reported:
           Net income                 $  3,934    $  3,974    $  3,418
           Earnings per common share:
                   Basic                  0.36        0.37        0.32
                   Diluted                0.36        0.37        0.32

	Pro forma:
           Net income                    3,837       3,935       3,396
           Earnings per common share:
                   Basic                  0.35        0.37        0.32
                   Diluted                0.35        0.37        0.32


13.        Employee Savings Plan

           The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company's contribution to the plan was $190,000 in 1998, $180,000 in 1997, and $182,000 in 1996.


14.        Concentration of Credit Risk

           Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high credit quality financial institutions. At November 30, 1998 and 1997, approximately 49% and 34%, respectively, of the Company's accounts receivable were from customers in the telecommunication industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers operating in the telecommunication industry have not been material.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.    OPERATING SEGMENTS

        The Company was founded as a solutions-oriented company, designing and manuacturing products to suppress or eliminate EMI. The Company has expanded its core EMI filter technology to a broad line of control products and systems.
Currently, the Company has two reportable segments: interconnect products and control products.

        The Company's Interconnect Products Division manufactures a wide range of low pass filters, filtered arrays, and filtered connectors. The Company's
Control Products Division manufactures various power products (commercial custom assemblies, multisection assemblies, power distribution units, and power entry modules) and microwave products (coaxial resonators, bandpass filters, and duplexers). Although the Company's products are utilized in numerous applications and industries, the Company's primary markets are communication equipment, military, and aerospace.

        The Company evaluates performance and allocates resources to its operating segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and non-operating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss. In addition, reportable segment assets are comprised solely of property, plant, equipment, and inventories.

         The Company's reportable segments are operating divisions that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

For the years ended November 30, 1998, 1997 and 1996, reportable segment information is as follows(in thousands):


                                Interconnect Control
        1998                    Products     Products   Other      Total
Revenue from unaffiliated
  customers                     $42,025      $16,235    $1,608     $59,868
Depreciation expense              1,171          499                 1,670
Segment income                   16,780        3,509                20,289
Segment assets                    8,419        5,715                14,134
Capital expenditures                388        1,186                 1,574


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                Interconnect Control
        1997                    Products     Products   Other      Total
Revenue from unaffiliated
  customers                     $44,709     $11,168     $  589     $55,466
Depreciation expense              1,197         296                  1,493
Segment income                   16,841       1,255                 18,096
Segment assets                    9,312       4,487                 13,799
Capital expenditures                713       1,134                  1,847


                                Interconnect Control
        1996                    Products     Products   Other      Total
Revenue from unaffiliated
  customers                     $49,512     $ 7,103     $  712     $57,327
Depreciation expense                998         119                  1,117
Segment income                   18,245         733                 18,978
Segment assets                    9,413       3,770                 13,183
Capital expenditures              1,089         475                  1,564


        Other revenue consists of sales of ceramic capacitors. The Company's ceramic operations primarily manufacture and transfer ceramic capacitors and resonators to the Company's Interconnect Products and Control Products Divisions. Accordingly, the Company considers its ceramic capacitor operations to be a functional department and not a reportable operating segment.





        For the years ended November 30, 1998, 1997 and 1996, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):


Depreciation expense                            1998      1997      1996
Total depreciation expense
  for reportable segments                      $ 1,670   $ 1,493   $ 1,117
Unallocated amounts:
  Depreciation expense related to
   the Company's ceramic
   capacitor operations                          1,545     1,375     1,185
  Depreciation expense related to
   selling, general and administrative
   activities                                      372       419       509
Consolidated depreciation expense              $ 3,587   $ 3,287   $ 2,811





Income before provision
for income taxes                                1998      1997      1996
Total income for reportable segments           $20,289   $18,096   $18,978
Unallocated amounts:
  Manufacturing expense related to
   the Company's ceramic
   capacitor operations                         (3,613)   (2,173)   (3,191)
  Selling, general and
   administrative expense                      (10,214)  (10,137)  (10,317)
  Interest expense                                (228)     (417)     (753)
  Other income                                      85       141        20
Consolidated income before
  provision for income taxes                    $6,319    $5,510    $4,737


Assets                                          1998      1997      1996
Total assets for reportable segments           $14,134   $13,799   $13,183
Unallocated amounts:
  Assets utilized in the
   Company's ceramic
   capacitor operations                         12,805    12,097    12,059
  Cash and cash equivalents                        739       196       413
  Accounts receivable                           10,162     9,997    10,202
  Other assets                                   6,299     3,967     4,356
Total consolidated assets                      $44,139   $40,056   $40,213


Captial expenditures                            1998      1997      1996
Total capital expenditures for
  reportable segments                           $1,574    $1,847    $1,564
Capital expenditures related
  to the Company's ceramic
  capacitor operations                           1,335     1,289     1,514
Other capital expenditures                         384       144       746
Total consolidated capital
  expenditures                                  $3,293    $3,280    $3,824



         The Company has operations in the United States and Germany. Sales are attributed to individual countries based upon the location from which the shipment originates. The geographic distribution of sales and long-lived assets for 1998, 1997 and 1996 is as follows (in thousands):


                                            United
       1998                                 States      Germany      Total
Revenue from unaffiliated customers         $50,864     $9,004       $59,868
Long-lived assets:
  Property, plant and equipment              16,188        101        16,289
  Intangible assets                           2,941         --         2,941


                                            United
       1997                                 States      Germany      Total
Revenue from unaffiliated customers         $48,148     $8,318       $56,466
Long-lived assets:
  Property, plant and equipment              15,885         94        15,979
  Intangible assets                             499         --           499


                                            United
       1996                                 States      Germany      Total
Revenue from unaffiliated customers         $47,541     $9,786       $57,327
Long-lived assets:
  Property, plant and equipment              15,907        110        16,017
  Intangible assets                             715         --           715



           In 1998, the Company's largest single customer, an original equipment manufacturer of telecommunication equipment, represented 11% of total consolidated net sales. Sales to this major customer principally consisted of control products. In 1997 and 1996, the Company's largest single customer represented 9% and 12%, respectively, of total consolidated net sales. Sales to this customer principally consisted of interconnect products.



16.        Quarterly Financial Data (Unaudited)


                                        Year Ended November 30, 1998
                            				   First      Second     Third      Fourth
				                                (in thousands, except per share data)
Net sales                          $ 14,641   $ 15,190   $ 14,023   $ 16,014
Gross margin                          4,419      4,741      4,232      4,892
Net income                              956      1,059        915      1,004
Earnings per common share:
    Basic                              0.09       0.10       0.08       0.09
    Diluted                            0.09       0.10       0.08       0.09


                                        Year Ended November 30, 1997
                            				   First      Second     Third      Fourth
				                                (in thousands, except per share data)
Net sales                          $ 12,712   $ 14,376   $ 13,969   $ 15,409
Gross margin                          3,714      4,399      4,439      4,869
Net income                              654        939      1,059      1,322
Earnings per common share:
    Basic                              0.06       0.09       0.10       0.12
    Diluted                            0.06       0.09       0.10       0.12


           1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".



17.        Operating Leases

           The Company has entered into several operating lease agreements,
primarily relating to sales office facilities and computer equipment.   These
leases are noncancelable and expire on various dates through 2006. Leases that expire generally are expected to be renewed or replaced by other leases.
Future minimum rental payments for succeeding years under all operating leases are as follows (in thousands):

                        1999            $ 158
                        2000               77
                        2001               67
                        2002               66
                        2003               66
                        Later years       165
                                        $ 599

           Total rent expense under all operating leases amounted to $644,000 in 1998, $517,000 in 1997, and $397,000 in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information set forth under "Election of Directors" and "Directors of the Company" on pages 3 and 4 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 5, 1999 (the "Proxy Statement") is incorporated herein by reference.

           The following information is provided with respect to the executive officers of the Company:

       Name of Officer        Age     Position

       John P. Freeman         44     Vice President, Chief Financial Officer

       Joseph J. Gaynor        48     Vice President, General Manager
                                      of Spectrum Control Technology, Inc.

       Robert J. McKenna       45     Vice President Resource Development

       James A. Siegel         57     Treasurer

       Robert L. Smith         60     Vice President Quality and Technology

       Richard A. Southworth   56     President, Chief Executive Officer

       James F. Toohey         64     Secretary

       Brian F. Ward           39     Vice President Sales and Marketing


           Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In January 1990, he was named Vice President and Chief Financial Officer.

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

         Consolidated Balance Sheets as of November 30, 1998 and 1997 Consolidated Statements of Income for the Years Ended
              November 30, 1998, 1997 and 1996
         Consolidated Statements of Stockholders' Equity
              for the Years Ended November 30, 1998, 1997 and 1996 Consolidated Statements of Cash Flows
              for the Years Ended November 30, 1998, 1997 and 1996

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

                  Stock Option Plan of 1995, previously filed under Form S-8 on January 22, 1996, and incorporated herein by reference (10.1)

                  Non-Employee Directors' Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference (10.2)

                  Subsidiaries of the registrant (21)

                  Consent of Independent Auditors(23)

(b) Reports on Form 8-K

    None


                    SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  For the Three Years Ended November 30, 1998
                        (Dollar Amounts in Thousands)


Column A                      Column B     Column C     Column D       Column E


                                           Additions
                              Balance At   Charged to                  Balance
                              Beginning    Costs and                   at End
Description                   of Year      Expenses     Deductions     of Year

Year ended November 30, 1996
Allowance for doubtful accts. $  306       $    163     $     91(1)   $   378

Valuation allowance for
  deferred tax assets          2,243              -          987(2)     1,256

                              $2,549       $    163     $  1,078      $ 1,634


Year ended November 30, 1997

Allowance for doubtful accts. $  378       $    128     $     97(1)   $   409

Valuation allowance for
  deferred tax assets          1,256              -        1,194(2)        62

                              $1,634       $    128     $  1,291      $   471


Year ended November 30, 1998

Allowance for doubtful accts. $  409       $    101     $    104(1)   $   406

Valuation allowance for
  deferred tax assets             62              -           62(2)         -

                              $  471       $    101     $    166      $   406


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



(3)        Spectrum Control Technology, Inc.
           100% - Owned Subsidiary
           Incorporated in the State of Delaware
           Operating Company



(4)        Spectrum Polytronics, Inc.
           96% - Owned Subsidiary
           Incorporated in the Commonwealth of Pennsylvania
           Former Operating Company



(5)        Spectrum Control GmbH
           100% - Owned Subsidiary
           Incorporated in Germany
           Operating Company

                                                                     Exhibit 23




CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 dated May 11, 1987 pertaining to the Spectrum Control, Inc. Non-Qualified Stock Option Plan of 1987, the Registration Statement on
Form S-8 dated January 22, 1996 pertaining to the Spectrum Control, Inc. Stock Option Plan of 1995, and the Registration Statement on Form S-8 dated July 16, 1996 pertaining to the Spectrum Control, Inc. 1996 Non-Employee Directors' Stock Option Plan, of our report dated January 6, 1999, with respect to the consolidated financial statements and schedule included in this Form 10-K of Spectrum Control, Inc.








                                                 ERNST & YOUNG  LLP


Pittsburgh, Pennsylvania
February 23, 1999

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Spectrum Control, Inc.

                                  By:            /s/Richard A. Southworth
February 26, 1999                                  Richard A. Southworth
                                          President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      /s/Edwin R. Bindseil        Director                   February 26, 1999



      /s/John P. Freeman          Director,                  February 26, 1999
                                  Chief Financial Officer,
                                  and Principal
                                  Accounting Officer



      /s/Melvin Kutchin           Director                   February 26, 1999



      /s/John M. Petersen         Director                   February 26, 1999



      /s/Gerald A. Ryan           Director                   February 26, 1999



      /s/James F. Toohey          Director                   February 26, 1999