Form 10-Q
period 1999-02-28
SPECTRUM CONTROL INC
filed 1999-04-14
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 1999        Commission File Number 0-8796


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


                                 Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                   Number of Shares Outstanding
                Class                  as of March 31, 1999
      Common, no par value                   10,887,008

                    SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                    INDEX


                                                                PAGE NO.
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets --
          February 28, 1999 and November 30, 1998                  3-4


          Condensed Consolidated Statements of Income --
          Three Months Ended February 28, 1999 and 1998              5


          Condensed Consolidated Statements of Cash Flows --
          Three Months Ended February 28, 1999 and 1998              6

          Notes to Condensed Consolidated Financial Statements    7-11



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          12-18



PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          19



Signature                                                           20

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                          February 28    November 30
                                             1999           1998
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $    43        $   739

  Accounts receivable, net of
  allowances                                 11,342         10,162

  Inventories
     Finished goods                           3,156          2,581
     Work-in-process                          5,056          5,070
     Raw materials                            5,778          5,234
       Total inventories                     13,990         12,885



  Prepaid expenses and other
  current assets                              1,024            593

       Total current assets                  26,399         24,379

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $17,520
  in 1999 and $16,631 in 1998                16,246         16,289

OTHER ASSETS

 Goodwill                                     2,576          2,547
 Deferred income taxes                          383            383
 Patents and patent rights                      247            255
 Debt issuance costs                            158            139
 Deferred charges                               120            147

        Total other assets                    3,484          3,471

TOTAL ASSETS                                $46,129        $44,139


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                      February 28    November 30
                                         1999           1998
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $   400        $   336
  Accounts payable                        3,698          2,719
  Accrued salaries and wages              1,042          1,438
  Accrued interest                           43             63
  Accrued federal and state
   income taxes                             525             93
  Accrued other expenses                    464            281
  Current portion of long-term debt         812            830

          Total current liabilities       6,984          5,760

LONG-TERM DEBT                            2,481          2,500

DEFERRED INCOME TAXES                     2,132          2,105

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 10,957,008 shares in 1999
   and 1998                              14,470         14,470
  Retained earnings                      20,661         19,798
  Treasury stock, 70,000 shares in
   1999 and 1998, at cost                  (294)          (294)
                                         34,837         33,974
  Accumulated other comprehensive
   income
     Foreign currency translation
      adjustment                           (305)          (200)

          Total stockholders' equity     34,532         33,774

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $46,129        $44,139



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF INCOME
(UNAUDITED)
                      (Dollars in Thousands Except Per Share Data)

                                   Three Months Ended
                                       February 28
                                 1999              1998
Net sales                      $15,325            $14,641

Cost of products sold           10,913             10 222

Gross margin                     4,412              4,419

Selling, general and
 administrative expense          2,980              2,905


Income from operations           1,432              1,514

Other income (expense)
 Interest expense                  (53)               (53)
 Other income and expense,
  net                               11                 10
                                   (42)               (43)


Income before provision
 for income taxes                1,390              1,471

Provision for
 income taxes                      527                515

Net income                    $    863             $  956


Earnings per common share:
 Basic                        $   0.08             $ 0.09
 Diluted                      $   0.08             $ 0.09

Dividends declared per
 common share                 $      -             $    -

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                        Three Months Ended
                                            February 28
                                      1999                1998
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                $  128              $1,818

CASH FLOWS FROM INVESTING
 ACTIVITIES

      Purchase of property, plant
       and equipment                   (867)               (522)

        Net cash used in investing
         activities                    (867)               (522)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings (repayment)of
    short-term debt                      64                 (40)
   Repayment of long-term debt          (37)                (35)
   Net proceeds from issuance
    of common stock                       -                 114

      Net cash provided by
       financing activities              27                  39

Effect of Exchange Rate
   Changes on Cash                       16                 (20)

Net Increase (Decrease)
  in Cash and Cash Equivalents         (696)              1,315

Cash and Cash Equivalents,
  Beginning of Period                   739                 196

Cash and Cash Equivalents,
  End of Period                      $    43              $1,511

Cash Paid During the Period For:

      Interest                       $    73              $   74
      Income taxes                        23                 137

 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 1999



Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year.

The balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1998.

Note 2 - Principles of Consolidation

The condensed consolidated financial statements include the accounts of Spectrum Control, Inc. and its Subsidiaries (the Company). To facilitate timely reporting, the fiscal quarters of a foreign subsidiary are based upon a fiscal year which ends October 31. All significant intercompany accounts are eliminated upon consolidation.

Note 3 - Foreign Currency Translation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 4 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:


                                                 Three Months Ended
                                                     February 28
                                               1999              1998
Numerator for basic and
  diluted earnings per
  common share (in thousands):

            Net income                         $   863            $   956

Denominator for basic
  earnings per common
  share (in thousands):

            Weighted average
              shares outstanding                10,887             10,846

Denominator for diluted
  earnings per common
  share (in thousands):

            Weighted average
              shares outstanding                10,887             10,846

            Effect of dilutive
              stock options                         70                141

                                                10,957             10,987


Earnings per common share:

   Basic                                        $ 0.08             $ 0.09

   Diluted                                      $ 0.08             $ 0.09

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 5 - Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated:



                                                 Three Months Ended
                                                    February 28
                                               1999              1998
                                                   (in thousands)

Net income                                    $   863          $   956

Foreign currency translation adjustment          (105)             (75)

Comprehensive income                          $   758          $   881


Note 6 - Operating Segments

The following table sets forth reportable segment information for the periods indicated (in thousands):

Three Months Ended                  Interconnect     Control
 February 28, 1999:                  Products      Products          Total

  Revenue from unaffiliated
    customers                         $ 9,660        $ 5,199        $ 14,859

  Segment income                        3,778          1,022           4,800



Three Months Ended
 February 28, 1998:

  Revenue from unaffiliated
    customers                          11,375          3,068          14,443

  Segment income                        4,498            410           4,908

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation of total reportable segment income to consolidated income before provision for income taxes is as follows:



                                                     Three Months Ended
                                                         February 28
                                                    1999              1998
                                                        (in thousands)
Total income for reportable segments               $4,800            $4,908

Unallocated amounts:

  Manufacturing expense related to the
    Company's ceramic capacitor operations           (853)             (866)

  Selling, general and administrative expense      (2,515)           (2,528)

  Interest expense                                    (53)              (53)

  Other income                                         11                10

Consolidated income before provision for
  income taxes                                     $1,390            $1,471






For the periods indicated above, there were no material changes to reportable segment assets or the accounting policies and procedures used to determine segment income

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 7 - Subsequent Event

On March 26, 1999, the Company acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated ("AMP"). AMP is a world leader in the manufacture of electrical, electronic, fiber-optic and wireless interconnection devices and systems. Through SCPD, AMP manufactured and sold a broad line of electromagnetic interference ("EMI") filters, filtered arrays, filtered connectors, and related products. During the year ended December 31, 1998, SCPD sales of these product offerings amounted to approximately $30.0 million.

The aggregate purchase price of the acquired assets was approximately
$20.0 million. To finance the acquisition, the Company secured a $20.0 million term loan from its principal lending institution. The term loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 26, 1999 through March 26, 2005.

The acquisition will be accounted for as a purchase. Accordingly, the aggregate purchase price will be allocated to the acquired assets based upon their respective fair market values. The excess of the aggregate purchase price over the fair value of net assets acquired (goodwill) is expected to approximate $10.7 million and will be amortized ratably over a period of 20 years. The acquired assets and related operations will be included in the Company's Interconnect Products business segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1998.

General

Spectrum Control, Inc. and its Subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems.
The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has expanded its core EMI filter technology into a complete line of interconnect filter products (discrete filters, filtered arrays, and filtered connectors). In recent years, the Company broadened its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power entry modules, power distribution units, and power line filters), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 1999 and 1998:
                                                    1999         1998
       Net sales                                   100.0%       100.0%
       Cost of products sold                        71.2         69.8
       Gross margin                                 28.8         30.2
       Selling, general and
         administrative expense                     19.4         19.9
       Income from operations                        9.4         10.3
       Other income (expense)
          Interest expense                          (0.3)        (0.4)
          Other income and expense, net                -          0.1
       Income before provision
          for income taxes                           9.1         10.0
       Provision for income taxes                    3.5          3.5
       Net income                                    5.6%         6.5%


First Quarter 1999 Versus First Quarter 1998

Net Sales

Net sales increased 4.7% during the period, with consolidated net sales of $15.3 million in the first quarter of 1999 and $14.6 million in the comparable quarter of 1998. The increase in sales primarily reflects additional shipment volume of the Company's commercial custom assemblies and power distribution units used in various communication equipment.
Sales of these power products amounted to $5.0 million in the first quarter of 1999, an increase of $2.4 million or 92.7% from the same period last year. Sales of the Company's interconnect filter products decreased by $1.7 million during the period, reflecting reduced shipments of the Company's D-Subminiature connectors and filter plate assemblies used in cellular base stations and linear power amplifiers. Overall demand for the Company's products was very strong during the period with total customer orders of $23.1 million received in the first quarter of 1999, a 53.0% increase from the first quarter of last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Gross Margin

Gross margin was constant throughout the period at $4.4 million in the first quarter of 1999 and 1998. As a percentage of sales, gross margin declined during the period, amounting to 28.8% in 1999 and 30.2% in 1998. The decrease in gross margin percentage primarily reflects changes in sales mix among the Company's interconnect filter products and power product offerings, as well as yield losses and resultant higher labor costs incurred at the Company's Ceramic Components Division in New Orleans, Louisiana. Management expects gross margin percentages for the remainder of 1999 to more closely approximate historical levels of 30.0% to 31.0% of sales.

Selling, General and Administrative Expense

As a percentage of sales, selling expense remained relatively stable during the period. Selling expense was $1.8 million or 11.5% of sales in 1999, compared to $1.6 million or 11.0% of sales in 1998. For the first quarter of 1999, general and administrative expense amounted to $1.2 million or 7.9% of sales, compared to $1.3 million or 8.9% of sales for the same period last year. The decrease in general and administrative expense primarily reflects lower personnel costs.

Income Taxes

The Company's effective income tax rate was 37.9% in 1999 and 35.0% in 1998, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rates and statutory tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and it's competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix. In 1999, management expects approximately 50.0% of the Company's sales will be to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank N.A. of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At February 28, 1999, the Company had borrowed $400,000 under this financing arrangement. The current line of credit agreement expires March 26, 2002.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.7 million (3.0 million DM). At February 28, 1999, there were no outstanding borrowings under these lines of credit. Future borrowings, if any, under the lines of credit will bear interest at rates below the prevailing prime rate and will be payable upon demand.

The Company's working capital continued to increase during the period.
At February 28, 1999, the Company had net working capital of $19.4 million, compared to $18.6 million at November 30, 1998. The Company's current ratio remained strong during the first three months of fiscal 1999, with current assets at 3.78 times current liabilities at February 28, 1999, compared to
4.23 at November 30, 1998.

As a result of increased working capital requirements, the Company's operating cash flow decreased during the period. During the first quarter of 1999, net cash generated from operations amounted to $128,000 compared to $1.8 million for the first quarter of 1998. During the first thirteen weeks of 1999, inventories increased by approximately $1.1 million. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw material and finished goods inventories to support anticipated future shipment requirements.

During the first three months of fiscal 1999, the Company's cash expenditures for property, plant and equipment amounted to $867,000. These capital expenditures primarily related to metal fabrication machinery and other manufacturing equipment for capacity expansion at the Company's Control Products Division.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout 1999, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and , if so required, that it will be available on terms acceptable to the Company.

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

The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected. The assessment also indicated that software used in certain manufacturing equipment (hereafter also referred to as operating equipment) is also at risk. If not resolved on a timely basis, these systems could hamper the Company's ability to manufacture and ship product from which the Company derives a significant portion of its revenues.
 .
For its information technology exposures, the Company has completed the remediation phase for all material systems including required software reprogramming and replacement. After completing the reprogramming and replacement of software, the Company commenced the testing and implementation of its information technology systems. To date, the Company has completed 80% of its testing and has implemented 80% of its remediated systems. Completion of the testing phase is expected by April, 1999, with all remediated systems fully implemented by May, 1999.

With respect to operating equipment, the Company has completed the remediation phase of the resolution process. Testing of this equipment is currently 80% complete. Once testing is complete, the operating equipment will be ready for immediate use. Testing and implementation of affected equipment is expected to be completed by May, 1999.

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

The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. Management anticipates that its total year 2000 project costs will not be material.

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

Effective January 1, 1999, the European Monetary Union ("EMU") created a single currency (the "Euro") for its member countries and the exchange rates of the participating currencies have been fixed against the Euro. The EMU has established a three year transition period from January 1, 1999 to December 31, 2001, for the introduction of the Euro.

The Company does not expect the adoption of SFAS No. 133 or the introduction of the Euro to have a material impact on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)



On March 26, 1999, the Company acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated ("AMP"). AMP is a world leader in the manufacture of electrical, electronic, fiber-optic and wireless interconnection devices and systems. Through SCPD, AMP manufactured and sold a broad line of electromagnetic interference ("EMI") filters, filtered arrays, filtered connectors, and related products. During the year ended December 31, 1998, SCPD sales of these product offerings amounted to approximately $30.0 million.

The aggregate purchase price of the acquired assets was approximately
$20.0 million. To finance the acquisition, the Company secured a $20.0 million term loan from its principal lending institution
(PNC Bank N.A. of Erie, Pennsylvania). The term loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 26, 1999 through March 26, 2005.

The acquisition will be accounted for as a purchase. Accordingly, the aggregate purchase price will be allocated to the acquired assets based upon their respective fair market values. The excess of the aggregate purchase price over the fair value of net assets acquired (goodwill) is expected to approximate $10.7 million and will be amortized ratably over a period of 20 years. The acquired assets and related operations will be included in the Company's Interconnect Products business segment.

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


   (a)     None

   (b) No reports on Form 8-K were filed during the quarter for which which this report is filed.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SPECTRUM CONTROL, INC.
                                                   (Registrant)



Date:  March 31, 1999                 By:       /s/ John P. Freeman
                                          John P. Freeman, Vice President
                                            and Chief Financial Officer
                                             (Principal Accounting and
                                                 Financial Officer)