Form 10-Q
period 1999-05-31
SPECTRUM CONTROL INC
filed 1999-07-15
CIK 92769

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 1999          Commission File Number 0-8796


                        Spectrum Control, Inc.
            Exact name of registrant as specified in its charter

Pennsylvania                                               25-1196447
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                     Identification Number)

8031 Avonia Road;  Fairview, Pennsylvania                           16415
(Address)                                                      (Zip Code)

Registrant's telephone number, including area code:        (814) 835-4000

6000 West Ridge Road;  Erie, Pennsylvania
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                              Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

						Number of Shares Outstanding
             Class                                   as of June 15, 1999
      Common, no par value                                10,899,008

                SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                INDEX


                                                            PAGE NO.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
        May 31, 1999 and November 30, 1998                      3-4

        Condensed Consolidated Statements of Income --
        Three Months Ended and Six Months Ended
        May 31, 1999 and 1998                                     5

        Condensed Consolidated Statements of Cash Flows --
        Three Months Ended and Six Months Ended
        May 31, 1999 and 1998                                     6

        Notes to Condensed Consolidated Financial Statements   7-11


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations         12-20



PART II	OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders      21



Item 6. Exhibits and Reports on Form 8-K                         22




Signature                                                        23

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    May 31, 1999   Nov. 30, 1998

ASSETS

CURRENT ASSETS

  Cash and cash equivalents            $     73        $   739

  Accounts receivable, net of
  allowances                             16,603         10,162

  Inventories
     Finished goods                       4,432          2,581
     Work-in-process                      5,949          5,070
     Raw materials                       11,083          5,234
       Total inventories                 21,464         12,885



  Prepaid expenses and other
  current assets                            876            593

       Total current assets              39,016         24,379

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $18,473
  in 1999 and $16,631 in 1998            20,860         16,289

OTHER ASSETS
 Goodwill                                14,167          2,547
 Deferred income taxes                      383            383
 Patents and patent rights                  338            255
 Debt issuance costs                        434            139
 Deferred charges                           118            147

        Total other assets               15,440          3,471

TOTAL ASSETS                            $75,316        $44,139


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                     May 31, 1999    Nov. 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $ 2,148        $   336
  Accounts payable                        8,257          2,719
  Accrued salaries and wages              1,789          1,438
  Accrued interest                           92             63
  Accrued federal and state
   income taxes                              30             93
  Accrued other expenses                  1,132            281
  Current portion of long-term debt       2,630            830

          Total current liabilities      16,078          5,760

LONG-TERM DEBT                           20,822          2,500

DEFERRED INCOME TAXES                     2,303          2,105

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 10,965,008 shares in 1999
   and 10,957,008 shares in 1998         14,490         14,470
  Retained earnings                      22,171         19,798
  Treasury stock, 70,000 shares in
   1999 and 1998, at cost                 (294)          (294)
                                         36,367         33,974
  Accumulated other comprehensive income
   Foreign currency translation
   adjustment                             (254)          (200)

          Total stockholders' equity     36,113         33,774

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $75,316        $44,139


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                           (Dollars in Thousands Except Per Share Data)

                          Three Months Ended             Six Months Ended
                                May 31                        May 31
                           1999         1998            1999           1998
Net sales                $24,542      $15,190         $39,867        $29,831

Cost of products sold     17,531       10,449          28,444         20,671

Gross margin               7,011        4,741          11,423          9,160

Selling, general and
 administrative expense    4,266        2,979           7,246          5,884


Income from operations     2,745        1,762           4,177          3,276

Other income (expense)
 Interest expense           (335)        (58)           (388)          (111)
 Other income and expense,
  net                         24          24              35             34
                            (311)        (34)           (353)           (77)

Income before provision
 for income taxes          2,434       1,728           3,824          3,199

Provision for
 income taxes                924         669           1,451          1,184

Net income               $ 1,510    $  1,059         $ 2,373         $2,015


Earnings per common share:
 Basic                   $  0.14    $   0.10         $  0.22         $ 0.19
 Diluted                 $  0.14    $   0.10         $  0.22         $ 0.18

Dividends declared per
 common share            $     -     $      -         $     -         $    -


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                               Six Months Ended
                                                    May 31
                                           1999                1998
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $  897              $3,942

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant and
     equipment                            (2,426)             (1,164)
    Payment for acquired businesses      (20,745)             (1,150)

      Net cash used in investing
       activities                        (23,171)             (2,314)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings (repayment) of
    short-term debt                        1,495                 (40)
   Borrowings of long-term debt           20,550                   -
   Repayment of long-term debt              (428)               (270)
   Net proceeds from issuance
    of common stock                           20                 384

      Net cash provided by
       financing activities               21,637                  74

Effect Of Exchange Rate
   Changes On Cash                           (29)                 29

Net Increase (Decrease)In Cash
   And Cash Equivalents                     (666)              1,731

Cash And Cash Equivalents,
   Beginning Of Period                       739                 196

Cash And Cash Equivalents,
   End Of Period                          $   73              $1,927

Cash Paid During The Period For:

      Interest                            $  359              $  126
      Income taxes                         1,271                 715


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 1999

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

Note 3 - Foreign Currency Translation

The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. These translation adjustments are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income for the period in which the exchange rate changes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 4 - Acquisition

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

The aggregate cash purchase price of the acquired assets, including related acquisition costs, was approximately $20.7 million. To finance the acquisition, the Company secured a $20.0 million term loan from its principal lending institution. The term loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 26, 1999 through March 26, 2005.

The aggregate purchase price of the acquisition has been allocated to the acquired assets based upon their respective fair market values. The excess of the aggregate purchase price over the fair value of the net assets acquired (goodwill) amounted to approximately $12.0 million and is being amortized ratably over a period of 20 years.

The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of the beginning of fiscal 1999 and 1998, respectively (in thousands, except per share data):


                                           Six Months Ended
                                               May 31
                                         1999             1998


   Net sales                        $  44,934        $  41,626


   Net income                           2,138            1,727


   Earnings per common share:

      Basic                              0.20             0.16
      Diluted                            0.19             0.16


The above amounts are based upon certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 5 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                           Three Months Ended         Six Months Ended
                                 May 31                    May 31
                           1999          1998         1999        1998
Numerator for basic and
  diluted earnings per
  common share:
     Net income           $ 1,510,000  $ 1,059,000  $ 2,373,000  $ 2,015,000

Denominator for basic
  earnings per common
  share:
     Weighted average
     shares outstanding    10,890,000   10,908,000   10,888,000   10,877,000

Denominator for diluted
  earnings per common
  share:
     Weighted average
      shares outstanding   10,890,000   10,908,000   10,888,000   10,877,000


     Effect of dilutive
      stock options           105,000      153,000       87,000      147,000


                           10,995,000   11,061,000   10,975,000   11,024,000

Earnings per common share:
  Basic                   $      0.14  $      0.10  $      0.22  $      0.19

  Diluted                 $      0.14  $      0.10  $      0.22  $      0.18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 6- Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):

                             Three Months Ended         Six Months Ended
                                    May 31                  May 31
                             1999          1998         1999        1998

Net income                $  1,510     $  1,059     $  2,373    $  2,015
Foreign currency
 translation adjustment         51           82         (54)        (94)

Comprehensive income      $  1,561     $  1,141     $  2,319    $  1,921


Note 7- Operating Segments

The following table sets forth reportable segment information for the periods indicated (in thousands):

Three Months Ended May 31:         Interconnect     Control
                                     Products       Products          Total
  1999

  Revenue from unaffiliated
    customers                         $16,150        $ 8,033        $ 24,183

  Segment income                        5,603          1,827           7,430

  1998

  Revenue from unaffiliated
    customers                          11,008          3,828          14,836

  Segment income                        4,385            870           5,255




Six Months Ended May 31:

  1999

  Revenue from unaffiliated
  customers                            25,810         13,232          39,042

  Segment income                        9,381          2,848          12,229

  1998

  Revenue from unaffiliated
  customers                            22,383          6,896          29,279

  Segment income                        8,883          1,281          10,164

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


The following table sets forth the reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods indicated (in thousands):

                             Three Months Ended         Six Months Ended
                                    May 31                  May 31
                             1999          1998         1999        1998
Total income for
  reportable segments     $  7,430     $  5,255     $ 12,229    $ 10,164

Unallocated amounts:

  Manufacturing expense
    related to the
    Company's ceramic
    capacitor operations   (1,108)        (901)      (1,961)     (1,766)

  Selling, general and
    administrative expense (3,577)      (2,592)      (6,091)     (5,122)

  Interest expense           (335)         (58)        (388)       (111)

  Other income                  24           24           35          34

Consolidated income
  before provision
  for income taxes       $   2,434     $  1,728     $  3,824    $  3,199

For the periods indicated above, there were no material changes to the accounting policies and procedures used to determine segment income. Substantially all of the tangible assets and related operations of the Signal Conditioning Products Division of AMP Incorporated, acquired by the Company on March 26,1999, have been included above in the Interconnect Products business segment.

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

On March 26, 1999, the Company acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated ("AMP"). AMP is a world leader in the manufacture of electrical, electronic, fiber-optic and wireless interconnection devices and systems. Through SCPD, AMP manufactured and sold a broad line of EMI interconnect filter products. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's financial statements since the date of acquisition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended and six months ended May 31, 1999 and 1998:
                             Three Months Ended         Six Months Ended
                                    May 31                  May 31
                             1999          1998         1999        1998
Net sales                   100.0%        100.0%       100.0%      100.0%
Cost of product sold         71.4          68.8         71.3        69.3
Gross margin                 28.6          31.2         28.7        30.7
Selling, general and
  administrative expense     17.4          19.6         18.2        19.7
Income from operations       11.2          11.6         10.5        11.0
Other income (expense)
  Interest expense          (1.4)         (0.4)        (1.0)       (0.4)
  Other income and
    expense, net              0.1           0.2          0.1         0.1
Income before provision
  for income taxes            9.9          11.4          9.6        10.7
Provision for income taxes    3.7           4.4          3.6         4.0
Net income                    6.2%          7.0%         6.0%        6.7%


Second Quarter 1999 Versus Second Quarter 1998

Net Sales

Net sales increased $9.3 million or 61.6% during the period, with consolidated net sales of $24.5 million in the second quarter of 1999 and $15.2 million in the comparable quarter of 1998. Of this increase, $5.4 million was generated from the sale of SCPD products, with the remaining $3.9 million primarily generated from the sale of power products. These power products are principally used in communications equipment, including telecommunication racks and power supplies. Overall demand for the Company's products was very strong during the period with total customer orders of $30.7 million received in the second quarter of 1999, a $14.6 million or 90.7% increase from the second quarter of last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Gross Margin

Gross margin was $7.0 million or 28.6% of sales in the second quarter of 1999, compared to $4.7 million or 31.2% of sales in the second quarter of 1998. During the second quarter of 1999, the Company commenced the integration of SCPD into its Interconnect Products Division. As a result of this integration, the Company incurred certain production inefficiencies and yield losses which negatively impacted gross margin as a percentage of sales. The integration of SCPD is expected to continue throughout most of fiscal 1999. Accordingly, management anticipates gross margin percentages for the remainder of 1999 to approximate 29.0% to 30.0% of sales.


Selling, General and Administrative Expense

As a result of greater sales volume, selling expense increased during the period. In the second quarter of 1999, selling expense amounted to $2.4 million or 9.8% of sales, compared to $1.7 million or 11.1% of sales in the same quarter of 1998. The decrease in selling expense, as a percentage of sales , principally reflects economies of scale realized with the additional sales volume. General and administrative expense was approximately $1.9 million in the second quarter of 1999, compared to $1.3 million in the
comparable quarter of 1998.   Of this $600,000 increase, approximately
$200,000 arises from the amortization of goodwill recognized in connection with the Company's acquisition of SCPD in March 1999 and Potter Production Corporation in September 1998. The remaining increase in general and administrative expense primarily reflects additional personnel costs, professional fees and other operating expenses associated with the Company's increased business activity.


Other Income and Expense

To finance the acquisition of SCPD, the Company secured a $20.0 million term loan from its principal lending institution. The six year term loan bears interest at variable rates at or below the prevailing prime rate. As a result of this indebtedness, interest expense increased $277,000 during the period, from $58,000 in 1998 to $335,000 in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months 1999 Versus Six Months 1998


Net Sales

For the first half of 1999 net sales increased $10.0 million or 33.6%, with net sales of $39.8 million in 1999 and $29.8 million in 1998. Of this increase, $5.4 million was generated from the sale of SCPD products, with the remaining $4.6 million associated with the Company's power product offerings (power distribution units, intelligent power management and conditioning products, commercial custom assemblies, and other value-added assemblies). These power products are primary sold to original equipment manufacturers of telecommunications equipment. In 1999, customer order rates increased for virtually all of the Company's major product lines. For the first six months of fiscal 1999, the Company received customer orders of $53.8 million, an increase of $23.0 million or 75.0% from the comparable period of 1998. Of this increase, approximately $10.8 million was generated by the Company's interconnect filter products and the remaining $12.2 million from the Company's power and microwave product offerings. In addition, during the first half of 1999, the Company assumed approximately $5.2 million of customer order backlog in connection with the acquisition of SCPD.


Gross Margin

For the first six months of 1999, gross margin was $11.4 million or 28.7% of sales, compared to $9.2 million or 30.7% for the first half of 1998. The decrease in gross margin percentage reflects several factors, of relative equal significance, including: additional production costs incurred during the integration of SCPD into the Company's Interconnect Products Division; changes in sales mix from the Company's interconnect filter products to its power product offerings; and yield losses and resultant higher labor costs incurred at the Company's Ceramic Components Division in New Orleans, Louisiana.


Selling, General and Administrative Expense

With additional sales volume, selling expense increased during the period. During the first half of 1999, selling expense amounted to $4.1 million or 10.4% of sales, compared to $3.3 million or 11.0% of sales for the same period last year. General and administrative expense amounted to $3.1 million in the first six months of fiscal 1999, compared to $2.6 million in the comparable period of 1998. Of this $500,000 increase, approximately $200,000 arises from the amortization of goodwill in connection with the Company's recent acquisitions. The remaining increase in general and administrative expense primarily reflects professional fees and other operating expenses associated with the Company's increased business activity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Income and Expense

As previously indicated, the Company secured a $20.0 million term loan to substantially finance the acquisition of SCPD. As a result of incurring this debt, interest expense increased $277,000 during the period, from $111,000 in 1998 to $388,000 in 1999. Average short-term borrowings and interest rates remained relatively stable throughout the period.


Income Taxes

The Company's effective income tax rate was 37.9% in 1999 and 37.0% in 1998, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rates and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.


Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and it's competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix. In 1999, management expects approximately 60.0% of the Company's sales will be to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank N.A. of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At May 31, 1999, the Company had borrowed $1.9 million under this financing arrangement. The current line of credit agreement expires March 26, 2002.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (3.0 million DM). At May 31, 1999, there were no outstanding borrowings under these lines of credit. Future borrowings, if any, under the lines of credit will bear interest at rates below the prevailing prime rate and will be payable upon demand.

The Company's working capital continued to increase during the period.  At
May 31, 1999, the Company had net working capital of $22.9 million, compared to $18.6 million at November 30, 1998. The Company's current ratio remained strong during the first six months of fiscal 1999, with current assets at 2.43 times current liabilities at May 31, 1999, compared to 4.23 at November 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of increased working capital requirements, the Company's operating cash flow decreased during the period. During the first half of 1999, net cash generated from operations amounted to $897,000 compared to $3.9 million for the comparable period of 1998. During the first six months of 1999, inventories increased by approximately $3.2 million from operations. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw material and finished goods inventories to support anticipated future shipment requirements.

During the first six months of fiscal 1999, the Company's cash expenditures for property, plant and equipment amounted to $2.4 million. These capital expenditures primarily related to metal fabrication machinery and other manufacturing equipment for capacity expansion at the Company's Control Products Division, as well as construction of the Company's new corporate headquarters facility in Fairview, Pennsylvania.

As previously indicated, the Company acquired substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated on March 26, 1999. The aggregate cash purchase price of the acquired assets was approximately $20.7 million. To finance the acquisition, the Company secured a $20.0 million term loan from its principal lending institution (PNC Bank N.A. of Erie, Pennsylvania), of which $10.0 million was later syndicated to M&T Bank of Buffalo, New York. The term loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 26, 1999 through March 26, 2005.

On March 26, 1999, the Company entered into a credit agreement with PNC Bank, N.A. covering the $20.0 million term loan and the Company's $6.0 million revolving credit facility (the "Agreement"). The Agreement requires the Company to comply with certain covenants. These covenants generally restrict the Company from granting additional liens on its assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5.0 million in the aggregate. The Agreement also imposes certain restrictions on future acquisitions by the Company. In addition, the Agreement requires the Company to meet the following quarterly financial covenants: maintain a minimum net worth of $28.0 million plus 50% of the Company's net income for each fiscal year ending after November 30, 1998; maintain a minimum ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to fixed charges of 1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of 3.5 to 1.0.
As of May 31, 1999, the Company was in compliance with all covenants contained in the Agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. The Company's policy is to manage interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate debt to fixed interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

The following table presents information about the Company's market sensitive financial instruments. The table sets forth the principal and notional amounts, as well as the year of maturity and applicable interest rates for all significant financial and derivative financial instruments in effect as of May 31, 1999:


                                        Year of Maturity
Description              2000       2001       2002       2003      Thereafter
Revolving credit
 facility:
  Principal amount                           $1,900,000
  Actual floating
   rate
    Euro-rate portion                            4.93%

Term loan:
  Principal amount   $3,636,000  $3,636,000  $3,636,000  $3,636,000  $5,456,000
  Actual floating
   rate
    Euro-rate portion    4.93%       4.93%       4.93%       4.93%       4.93%

Interest rate swap
 agreement:
   PNC Bank, N.A.
     Notional amount $3,636,000  $3,636,000  $2,728,000
     Actual fixed
      interest pay
       rate               5.89%       5.89%       5.89%

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

For its information technology exposures, the Company has completed the remediation phase for all material systems including required software reprogramming and replacement. After completing the reprogramming and replacement of software, the Company commenced the testing and implementation of its information technology systems. To date, the Company has completed 90% of its testing and has implemented 90% of its remediated systems. Completion of the testing phase is expected by July 31, 1999, with all remediated systems fully implemented by August 31, 1999.

With respect to operating equipment, the Company has completed the remediation phase of the resolution process. Testing of this equipment is currently 90% complete. Once testing is complete, the operating equipment will be ready for immediate use. Testing and implementation of affected equipment is expected to be completed by July 31, 1999.

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

PART II - OTHER INFORMATION



Item 4.	Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 5, 1999, at the Bel-Aire Hotel, 2800 West Eighth Street, Erie, Pennsylvania at
9:00 a.m. All proposals as described in the Company's Proxy Statement dated March 3, 1999, were approved. Below are details of the matters voted upon at the meeting:

                 Proposal 1 - Election of Directors

Elections were held for two (2) directors to serve until the 2002 Annual Meeting of Shareholders. The results of the votes are as follows:

                        Votes     Votes                      Broker
         Name            For     Against     Abstentions    Non-Votes

   Edwin R. Bindseil  9,192,414  251,098             -             -
   John P. Freeman    9,192,414  251,098             -             -

The terms of the following directors extend beyond the Annual Meeting date: Melvin Kutchin, John M. Petersen, Gerald A. Ryan, Richard A. Southworth, and James F. Toohey.



                 Proposal 2 - Appointment of Auditors

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's auditors for the fiscal year ending November 30, 1999, subject only to ratification by the shareholders. The results of the votes are as follows:

                        Votes     Votes                      Broker
                         For     Against     Abstentions    Non-Votes

                      9,228,695   46,599       168,218             -

Item 6.   Exhibits and Reports on Form 8-K


   (a)  Exhibits

        The Exhibit filed as part of this report is listed below:

                      Exhibit No.          Description
                          27          Financial data schedule

   (b)  Reports on Form 8-K

		On April 12, 1999, the Company filed a Current Report on Form 8-K dated March 26, 1999, reporting the Company's acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. The Current Report did not include any financial statements. Financial statements of the business acquired and unaudited pro forma financial information were filed by subsequent amendment on June 9, 1999, pursuant to Form 8-K/A.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SPECTRUM CONTROL, INC.
                                                (Registrant)



Date:  July 14, 1999                 By:    /s/ John P. Freeman
                                       John P. Freeman, Vice President
                                         and Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)