Form 10-Q
period 1999-08-31
SPECTRUM CONTROL INC
filed 1999-10-06
CIK 92769

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 1999        Commission File Number 0-8796


                                Spectrum Control, Inc.
                Exact name of registrant as specified in its charter

Pennsylvania                                                   25-1196447
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

8031 Avonia Road;  Fairview, Pennsylvania                                16415
(Address)                                                           (Zip Code)

Registrant's telephone number, including area code:             (814) 835-1650


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


                                Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                     Number of Shares Outstanding
              Class                    as of September 15, 1999
      Common, no par value                     10,916,842

                      SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                INDEX


                                                           PAGE NO.
PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
        August 31, 1999 and November 30, 1998                3-4

        Condensed Consolidated Statements of Income --
        Three Months Ended and Nine Months Ended               5
        August 31, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows --
        Three Months Ended and Nine Months Ended               6
	August 31, 1999 and 1998

        Notes to Condensed Consolidated Financial
        Statements                                          7-11


Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations      12-20



PART II	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      21



Signature                                                     22

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                          August 31      November 30
                                             1999           1998
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $    82        $   739

  Accounts receivable, net of
  allowances                                 18,375         10,162

  Inventories
     Finished goods                           4,356          2,581
     Work-in-process                          7,443          5,070
     Raw materials                           11,496          5,234
       Total inventories                     23,295         12,885



  Prepaid expenses and other
  current assets                                831            593

       Total current assets                  42,583         24,379

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $19,488
  in 1999 and $16,631 in 1998                20,994         16,289

OTHER ASSETS

 Goodwill                                    13,498          2,547
 Patents and patent rights                      327            255
 Debt issuance costs                            415            139
 Defered income taxes                           383            383
 Deferred charges                               298            147

        Total other assets                   14,921          3,471

TOTAL ASSETS                                $78,498        $44,139


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                      August 31      November 30
                                         1999           1998
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $ 2,260        $   336
  Accounts payable                        9,559          2,719
  Accrued salaries and wages              2,115          1,438
  Accrued interest                           96             63
  Accrued federal and state
   income taxes                             107             93
  Accrued other expenses                    383            281
  Current portion of long-term debt       3,430            830

          Total current liabilities      17,950          5,760

LONG-TERM DEBT                           20,270          2,500

DEFERRED INCOME TAXES                     2,486          2,105

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 10,986,842 shares in 1999
   and 10,957,008 in 1998                14,548        14,470
  Retained earnings                      23,768        19,798
  Treasury stock, 70,000 shares in
   1999 and 1998, at cost                 (294)         (294)
                                         38,022        33,974
  Accumulated other comprehensive
   income
     Foreign currency translation
      adjustment                          (230)          (200)

          Total stockholders' equity     37,792         33,774

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $78,498        $44,139



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                           (Dollars in Thousands Except Per Share Data)

                          Three Months Ended             Nine Months Ended
                              August 31                      August 31
                           1999         1998            1999           1998
Net sales                $28,891      $14,023         $68,758        $43,854

Cost of products sold     20,817        9,791          49,261         30,462

Gross margin               8,074        4,232          19,497         13,392

Selling, general and
 administrative expense    5,005        2,731          12,251          8,615

Income from operations     3,069        1,501           7,246          4,777

Other income (expense)
 Interest expense          (512)         (54)           (900)          (165)
 Other income and expense,
  net                         23           48              58             82
                           (489)          (6)           (842)           (83)

Income before provision
 for income taxes          2,580        1,495           6,404          4,694

Provision for
 income taxes                983          580           2,434          1,764

Net income               $ 1,597     $    915         $ 3,970         $2,930


Earnings per common share:
 Basic                   $  0.15     $   0.08         $  0.36         $ 0.27
 Diluted                 $  0.14     $   0.08         $  0.36         $ 0.27

Dividends declared per
 common share            $     -     $      -         $     -         $    -


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                        Three Months Ended
                                             August 31
                                      1999                1998
NET CASH PROVIDED BY
 OPERATING ACTIVITIES               $ 1,827              $ 6,721

CASH FLOWS FROM INVESTING
 ACTIVITIES

      Purchase of property, plant
       and equipment                 (3,575)             (2,419)

      Payment for acquired
       businesses                   (20,958)             (1,159)

        Net cash used in investing
         activities                 (24,533)             (3,578)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings (repayment)of
    short-term debt                    1,613                (40)
   Borrowings of long-term debt       20,800                   -
   Repayment of long-term debt         (430)               (306)
   Net proceeds from issuance
    of common stock                       78                 411

      Net cash provided by
       financing activities           22,061                  65

Effect of Exchange Rate
   Changes on Cash                      (12)                  14

Net Increase (Decrease)
  in Cash and Cash Equivalents         (657)               3,222

Cash and Cash Equivalents,
  Beginning of Period                    739                 196

Cash and Cash Equivalents,
  End of Period                      $    82             $ 3,418

Cash Paid During the Period For:

      Interest                       $   867             $   161
      Income taxes                     2,168               1,101

 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 1999



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


                                        Nine Months Ended
                                             August 31
                                     1999               1998

     Net sales                   $  73,825          $  61,547

     Net income                      3,736              2,527

     Earnings per common share:

         Basic                        0.34               0.23
         Diluted                      0.34               0.23


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                           Three Months Ended         Nine Months Ended
                               August 31                  August 31
                           1999          1998         1999        1998
Numerator for basic and
  diluted earnings per
  common share
  (in thousands):

     Net income           $   1,597    $     915    $   3,970    $   2,930

Denominator for basic
  earnings per common
  share (in thousands):

     Weighted average
     shares outstanding      10,908       10,951       10,895       10,902

Denominator for diluted
  earnings per common
  share (in thousands):

     Weighted average
      shares outstanding     10,908       10,951       10,895       10,902


     Effect of dilutive
      stock options             178           88          118          127


                             11,086       11,039       11,013       11,029

Earnings per common share:
  Basic                   $   0 .15  $     0 .08  $     0 .36  $     0 .27

  Diluted
                          $   0 .14  $     0 .08  $     0 .36  $     0 .27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 6- Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):

                             Three Months Ended         Nine Months Ended
                                  August 31                August 31
                             1999          1998         1999        1998

Net income                $  1,597     $    915     $  3,970    $  2,930
Foreign currency
 translation adjustment         24           19         (30)        (75)

Comprehensive income      $  1,621     $    934     $  3,940    $  2,855


Note 7- Operating Segments

The following table sets forth reportable segment information for the periods indicated (in thousands):

Three Months Ended August 31:       Interconnect     Control
                                      Products       Products         Total
  1999

  Revenue from unaffiliated
    customers                         $19,560        $ 8,952        $ 28,512

  Segment income                        5,764          2,259           8,023

  1998

  Revenue from unaffiliated
    customers                           9,694          3,774          13,468

  Segment income                        3,851            919           4,770




Nine Months Ended August 31:

  1999

  Revenue from unaffiliated
  customers                            45,371         22,184          67,555

  Segment income                       15,145          5,107          20,252

  1998

  Revenue from unaffiliated
  customers                            32,076         10,670          42,746

  Segment income                       12,734          2,200          14,934

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


The following table sets forth the reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods indicated (in thousands):
                             Three Months Ended         Nine Months Ended
                                  August 31                August 31
                             1999          1998         1999        1998
Total income for
  reportable segments     $  8,023     $  4,770     $ 20,252    $ 14,934

Unallocated amounts:

  Manufacturing expense
    related to the
    Company's ceramic
    capacitor operations     (748)        (951)      (2,709)     (2,717)

  Selling, general and
    administrative expense (4,206)      (2,318)     (10,297)     (7,440)

  Interest expense           (512)         (54)        (900)       (165)

  Other income                  23           48           58          82

Consolidated income
  before provision
  for income taxes       $   2,580     $  1,495     $  6,404    $  4,694

For the periods indicated above, there were no material changes to the accounting policies and procedures used to determine segment income. Substantially all of the tangible assets and related operations of the Signal Conditioning Products Division of AMP Incorporated, acquired by the Company on March 26,1999, have been included in the Interconnect
Products business segment.

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

General

Spectrum Control, Inc. and its Subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has expanded its core EMI filter technology into a complete line of interconnect filter products (discrete filters, filtered arrays, and filtered connectors). In recent years, the Company broadened its focus by developing new lines of power products (power distribution units, power entry modules, power line filters, commercial custom assemblies, and military/aerospace multisection assemblies), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended and nine months ended August 31, 1999 and 1998:
                             Three Months Ended         Nine Months Ended
                                 August 31                 August 31
                             1999          1998         1999        1998
Net sales                   100.0%        100.0%       100.0%      100.0%
Cost of products sold        72.1          69.8         71.7        69.5
Gross margin                 27.9          30.2         28.3        30.5
Selling, general and
  administrative expense     17.3          19.5         17.8        19.6
Income from operations       10.6          10.7         10.5        10.9
Other income (expense)
  Interest expense          (1.8)         (0.4)        (1.3)       (0.4)
  Other income and
    expense, net              0.1           0.3          0.1         0.2
Income before provision
  for income taxes            8.9          10.6          9.3        10.7
Provision for income taxes    3.4           4.1          3.5         4.0
Net income                    5.5%          6.5%         5.8%        6.7%



Third Quarter 1999 Versus Third Quarter 1998

Net Sales

Net sales increased $14.9 million or 106.0% during the period, with consolidated net sales of $28.9 million in the third quarter of 1999 and $14.0 million in the comparable quarter of 1998. Of this increase, $9.4 million was generated from the sale of SCPD products, with the remaining $5.5 million primarily generated from the sale of power products. These power products are principally used in communications equipment, including telecommunication racks and power supplies. Overall demand for the Company's products was very strong during the period with total customer orders of $31.6 million received in the third quarter of 1999, an $18.0 million or 131.6% increase from the third quarter of last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Gross Margin

Gross margin was $8.1 million or 27.9% of sales in the third quarter of 1999, compared to $4.2 million or 30.2% of sales in the comparable quarter of 1998. During the third quarter of 1999, the Company continued the integration of SCPD into its Interconnect Products Division. As a result of this integration, the Company incurred certain changes in sales mix, production inefficiencies, and yield losses which negatively impacted gross margin as a percentage of sales. The integration of SCPD is expected to continue throughout fiscal 1999, with anticipated completion by November 30, 1999. Accordingly, management anticipates gross margin percentages for the remainder of 1999 to approximate 28.0% to 29.0% of sales.


Selling, General and Administrative Expense

As a result of greater sales volume, selling expense increased during the period. In the third quarter of 1999, selling expense amounted to $2.5 million or 8.5% of sales, compared to $1.6 million or 11.6% of sales in the same quarter of 1998. The decrease in selling expense, as a percentage of sales , principally reflects economies of scale realized with the additional sales volume. General and administrative expense was approximately $2.5 million in the third quarter of 1999, compared to $1.1 million in the comparable quarter
of 1998.   Of this increase, approximately $200,000 arises from the
amortization of goodwill recognized in connection with the Company's acquisition of SCPD in March 1999 and Potter Production Corporation in September 1998. The remaining increase in general and administrative expense primarily reflects additional personnel costs, professional fees and other operating expenses associated with the Company's increased business activity.


Other Income and Expense

To finance the acquisition of SCPD, the Company secured a $20.0 million term loan from its principal lending institution. The six year term loan bears interest at variable rates at or below the prevailing prime rate. Primarily as a result of this indebtedness, interest expense increased $458,000 during the period, from $54,000 in 1998 to $512,000 in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months 1999 Versus Nine Months 1998


Net Sales

For the first nine months of 1999 net sales increased $24.9 million or 56.8%, with net sales of $68.8 million in 1999 and $43.9 million in 1998. Of this increase, $14.8 million was generated from the sale of SCPD products, with the remaining $10.1 million associated with the Company's power product offerings (power distribution units, intelligent power management and conditioning products, commercial custom assemblies, and other value-added assemblies). These power products are primarily sold to original equipment manufacturers of telecommunications equipment. In 1999, customer order rates increased for virtually all of the Company's major product lines. For the first thirty-nine weeks of fiscal 1999, the Company received customer orders of $85.4 million, an increase of $41.0 million or 92.0% from the comparable period of 1998. Of this increase, approximately $22.1 million was generated by the Company's interconnect filter products and the remaining $18.9 million from the Company's power and microwave product offerings. In addition, during the first nine months of 1999, the Company assumed approximately $5.1 million of customer order backlog in connection with the acquisition of SCPD.


Gross Margin

For the first nine months of 1999, gross margin was $19.5 million or 28.3% of sales, compared to $13.4 million or 30.5% for the comparable period of 1998. The decrease in gross margin percentage reflects several factors, of relative equal significance, including: changes in sales mix and additional production costs incurred during the integration of SCPD into the Company's Interconnect Products Division; changes in sales mix from the Company's interconnect filter products to its power product offerings; and yield losses and resultant higher labor costs incurred at the Company's Ceramic Components Division in New Orleans, Louisiana.


Selling, General and Administrative Expense

With additional sales volume, selling expense increased during the period. During the first nine months of 1999, selling expense amounted to $6.6 million or 9.6% of sales, compared to $4.9 million or 11.2% of sales for the same period last year. General and administrative expense amounted to $5.6 million in the first nine months of fiscal 1999, compared to $3.7 million in the comparable period of 1998. Of this $1.9 million increase, approximately $400,000 arises from the amortization of goodwill in connection with the Company's recent acquisitions. The remaining increase in general and administrative expense primarily reflects additional personnel costs, professional fees and other operating expenses associated with the Company's increased business volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other Income and Expense

As previously indicated, the Company secured a $20.0 million term loan to substantially finance the acquisition of SCPD. Principally as a result of incurring this debt, interest expense increased $735,000 during the period, from $165,000 in 1998 to $900,000 in 1999. Average short-term borrowings and interest rates increased slightly throughout the period.


Income Taxes

The Company's effective income tax rate was 38.0% in 1999 and 37.6% in 1998, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rates and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.


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

Liquidity, Capital Resources and Financial Condition

The Company has a $6.0 million line of credit with PNC Bank N.A. of Erie, Pennsylvania (the "Bank"). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the Bank's prevailing prime rate. At August 31, 1999, the Company had borrowed $1.9 million under this financing arrangement. The current line of credit agreement expires March 26, 2002.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (3.0 million DM). At August 31, 1999, the Company had borrowed $54,000 (98,000 DM) under these lines of credit. Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

The Company's working capital continued to increase during the period. At August 31, 1999, the Company had net working capital of $24.6 million, compared to $18.6 million at November 30, 1998. The Company's current ratio remained strong during the first nine months of fiscal 1999, with current assets at 2.37 times current liabilities at August 31, 1999, compared to 4.23 at November 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of increased working capital requirements, the Company's operating cash flow decreased during the period. During the first nine months of 1999, net cash generated from operations amounted to $1.8 million compared to $6.7 million for the comparable period of 1998. During the first nine months of 1999, inventories increased by approximately $5.1 million from operations. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw material and work-in-process inventories to support anticipated future shipment requirements.

During the first nine months of fiscal 1999, the Company's cash expenditures for property, plant and equipment amounted to $3.6 million. These capital expenditures primarily related to metal fabrication machinery and other manufacturing equipment for capacity expansion at the Company's Control Products Division, as well as construction of the Company's new corporate headquarters facility in Fairview, Pennsylvania.

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

On March 26, 1999, the Company entered into a credit agreement with PNC Bank, N.A. covering the $20.0 million term loan and the Company's $6.0 million revolving credit facility (the "Agreement"). The Agreement requires the Company to comply with certain covenants. These covenants generally restrict the Company from granting additional liens on its assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5.0 million in the aggregate. The Agreement also imposes certain restrictions on future acquisitions by the Company. In addition, the Agreement requires the Company to meet the following quarterly financial covenants: maintain a minimum net worth of $28.0 million plus 50% of the Company's net income for each fiscal year ending after November 30, 1998; maintain a minimum ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to fixed charges of 1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of 3.5 to 1.0. As of August 31, 1999, the Company was in compliance with all covenants contained in the Agreement.

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

The following table presents information about the Company's market sensitive financial instruments. The table sets forth the principal and notional amounts, as well as the year of maturity and applicable interest rates for all significant financial and derivative financial instruments in effect as of August 31, 1999:

                                         Year of Maturity
Description              2000       2001       2002       2003      Thereafter
Revolving credit
 facility:
  Principal amount                          $1,900,000
  Actual floating
   rate
    Euro-rate portion                            5.35%

Term loan:
  Principal amount   $3,636,000  $3,636,000  $3,636,000  $3,636,000  $5,456,000
  Actual floating
   rate
    Euro-rate portion    5.35%       5.35%       5.35%       5.35%       5.35%

Interest rate swap
 agreement:
   PNC Bank, N.A.
     Notional amount $3,636,000  $3,636,000  $2,728,000
     Actual fixed
      interest pay
       rate               5.89%       5.89%       5.89%

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

The Company's plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected. The assessment also indicated that software used in certain manufacturing equipment (hereafter also referred to as operating equipment) is also at risk. If not resolved on a timely basis, these systems could hamper the Company's ability to manufacture and ship product from which the Company derives a significant portion of its revenues.
 .
For its information technology exposures, the Company has completed the remediation phase for all material systems including required software reprogramming and replacement. After completing the reprogramming and replacement of software, the Company commenced the testing and implementation of its information technology systems. As of August 31, 1999, the Company has completed all of its testing and has fully implemented its remediated systems.

With respect to operating equipment, the Company has completed the remediation and testing phases of the resolution process. Implementation of affected equipment is expected to be completed by September 30, 1999.

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

The Company is utilizing both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. Management anticipates that its total year 2000 project costs will not be material.

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

Other Matters

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No 133 is effective for fiscal years beginning after June 15, 2000, with earlier application permitted.

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



Item 6.   Exhibits and Reports on Form 8-K


   (a)  Exhibits

        The Exhibit filed as part of this report is listed below:

                     Exhibit No.                     Description
                         27                    Financial data schedule

   (b)  Reports on Form 8-K

                On April 12, 1999, the Company filed a Current Report on Form 8-K dated March 26, 1999, reporting the Company's acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. The Current Report did not include any financial statements. Financial statements of the business acquired and unaudited pro forma financial information were filed by subsequent amendment on June 9, 1999, pursuant to Form 8-K/A. The financial statements filed consisted of the following: Statement of Assets Purchased and Liabilities Assumed of the Product Lines Acquired from AMP Incorporated as of
December 31, 1998; and Statements of Revenue and Direct Costs and Expenses of the Product Lines Acquired from AMP Incorporated for the years ended December 31, 1998 and 1997.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SPECTRUM CONTROL, INC.
                                               (Registrant)



Date:  September 20, 1999            By:       /s/ John P. Freeman
                                        John P. Freeman, Vice President
                                           and Chief Financial Officer
                                            (Principal Accounting and
                                                Financial Officer)