Form 10-K
period 1999-11-30
SPECTRUM CONTROL INC
filed 2000-02-28
CIK 92769

                        Securities and Exchange Commission
                              Washington, D.C.  20549


                                     Form 10-K

    [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the fiscal year ended November 30, 1999

                                        OR

  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
          For the transition period from .............. to ............

                           Commission File Number 0-8796

                               Spectrum Control, Inc.

                            (a Pennsylvania Corporation)
                  (I.R.S. Employer Identification No. 25-1196447)
                  8031 Avonia Road, Fairview, Pennsylvania  16415
                               Telephone 814-835-1650


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

At February 1, 2000, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $13.0625 was $87,459,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of February 1, 2000, the registrant had outstanding 10,972,037 shares of Common Stock, no par value.

                      Documents incorporated by reference

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 3, 2000 are incorporated by reference into
Part III of this Form 10-K.

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

GENERAL

        Spectrum Control, Inc. and its subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has adapted its core EMI filter technology into a complete line of capacitors, filters, filtered arrays, and filtered connectors. In recent years, the Company has expanded its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power distribution units, power entry modules, and power line filters), microwave/wireless products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

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

        Spectrum Control, Inc. was incorporated in Pennsylvania in 1968. The Company's Interconnect Products Division, which manufactures various EMI filter products, is located in Fairview, Pennsylvania. The Company's
Control Products Division, which manufactures power products, operates facilities in Erie, Pennsylvania and Wesson, Mississippi. Currently, the Company manufactures its microwave/wireless product offerings at facilities in Elizabethtown, Pennsylvania. The Company's executive offices are located in Fairview, Pennsylvania.

        Spectrum Control Technology, Inc., a wholly-owned subsidiary, maintains a facility in New Orleans, Louisiana, with advanced manufacturing equipment designed for the production of ceramic capacitors, resonators, and specialty ceramic products. Presently, this subsidiary primarily manufactures ceramic discoidal and tubular capacitors used in the Company's EMI filter products.

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

COMMUNICATIONS EQUIPMENT

        For the past several years the communications industry has experienced significant worldwide growth. This growth has primarily resulted from increased business and consumer demand for wireless communication services and internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services
(PCS), and satellite-based voice and data systems have also contributed to this growth. As demand for wireless communication services grows, service providers are expanding associated infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place.
The factors responsible for the market's growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

        The Company provides filtered arrays, filtered connectors, and power products to leading suppliers of communication systems. Using its solutions-oriented approach, the Company provides its original equipment manufacturer ("OEM") customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

        Approximately 58% of the Company's total revenue during fiscal year 1999 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.

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

        In fiscal year 1999, military/aerospace sales accounted for approximately 22% of the Company's total sales. The Company does not expect such sales to increase from the levels achieved in the 1999 fiscal year due to reductions in funding for new programs. While the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.


PRODUCTS

        The Company's current product offerings are organized into four primary product families: interconnect filter products, power products, microwave/wireless products, and specialty ceramic components.

INTERCONNECT FILTER PRODUCTS

       	Control of unwanted electromagnetic waves is accomplished through various combinations of EMI suppression devices. The EMI suppression devices produced by the Company include those that are utilized as circuit components and whose function is to permit the desired frequencies to pass through a circuit while rejecting or preventing the unwanted signals. The majority of these products are composed of either reactive (reflecting energy) or loss (dissipating energy) elements or at times, combinations of the two. These products can be utilized as individual components or combined in various configurations to provide the amount of EMI control needed. The Company's interconnect products include discrete EMI filters, filtered arrays, and filtered connectors.


	       DISCRETE EMI FILTERS

       	The Company's discrete EMI filter offerings include hermetically sealed and resin sealed/solder-in filters and capacitors. The Company's hermetically sealed filters are primarily used in military/secure communications, aerospace, rocket ignitors, power supplies, signal lines, and certain medical equipment. Resin sealed/solder-in filters are used in a wide range of products including telecommunications equipment, transceivers, and industrial control systems.

	       FILTERED ARRAYS

	       The Company's filtered array products consist of various filter plate assemblies. Filter plates are predominantly utilized in telecommunication equipment including cellular base stations, linear power amplifiers, and cellular microcell repeaters. This product offering often provides an economical method of meeting electromagnetic compatibility
(EMC) requirements.

        FILTERED CONNECTORS

        The Company offers a range of custom connectors, datacomm interconnects, and D-Subminiature Connectors. These filtered connectors are used in numerous applications including telecommunications equipment, cellular base stations, secured communications, industrial process equipment, and certain personal computers.

        During the year ended November 30, 1999, approximately 65% of the Company's total revenue was generated from the sale of interconnect filter products.

POWER PRODUCTS

	       The Company's power product offerings currently include commercial custom assemblies, multisection filters, power entry modules, power distribution units, single line filters, and intelligent power management and conditioning products. The Company's multisection products primarily serve the military/aerospace market with applications in satellite communications, electronic warfare, and ground/air weapon systems. Other power products are principally used in communications equipment, including telecommunication racks, cellular base stations, internet servers, and networks.

        During the year ended November 30, 1999 approximately 31% of the Company's total revenue was generated from the sale of power products.

MICROWAVE/WIRELESS PRODUCTS

	       The Company manufactures and sells coaxial ceramic resonators, bandpass filters, and duplexers. These products primarily serve the communications industry with applications in cellular telephones and base stations, satellite transceivers, wireless modems and LANS, and CATV.

	       During the year ended November 30, 1999, approximately 2% of the Company's total revenue was generated from the sale of microwave/wireless products.

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

	       During the year ended November 30, 1999, approximately 2% of the Company's total revenue was generated from the sale of specialty ceramic components.


OPERATING SEGMENTS

        The Company was founded as a solutions-oriented company, designing and manuacturing products to suppress or eliminate electromagnetic interference
("EMI"). The Company has expanded its core EMI filter technology to a broad line of control products and systems. Currently, the Company has two reportable segments: interconnect products and control products.

        The Company's Interconnect Products Division manufactures a wide range of low pass filters, filtered arrays, and filtered connectors. The Company's
Control Products Division manufactures various power products (power distribution units, intelligent power management and contidioning products, power entry modules, and power line filters) and microwave products (coaxial resonators, bandpass filters, and duplexers). Although the Company's products are utilized in numerous applications and industries, the Company's primary markets are communication equipment, military, and aerospace.

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

For the years ended November 30, 1999, 1998, and 1997, reportable segment information is as follows(in thousands):


                                Interconnect Control
          1999                  Products     Products     Other       Total
Revenue from unaffiliated
  customers                     $63,355      $32,863      $1,511      $97,729
Depreciation expense              1,297          674                    1,971
Segment income                   21,507        7,739                   29,246
Segment assets                   20,236        8,752                   28,988
Capital expenditures              1,085        1,640                    2,725


                                Interconnect Control
          1998                  Products     Products     Other       Total
Revenue from unaffiliated
  customers                     $42,025      $16,235      $1,608      $59,868
Depreciation expense              1,171          499                    1,670
Segment income                   16,780        3,509                   20,289
Segment assets                    8,419        5,715                   14,134
Capital expenditures                388        1,186                    1,574


                               Interconnect  Control
          1997                 Products      Products     Other       Total
Revenue from unaffiliated
  customers                    $44,709       $11,168      $  589      $56,466
Depreciation expense             1,197           296                    1,493
Segment income                  16,841         1,255                   18,096
Segment assets                   9,312         4,487                   13,799
Capital expenditures               713         1,134                    1,847

        Other revenue consists of sales of ceramic capacitors. The Company's ceramic operations primarily manufacture and transfer ceramic capacitors and resonators to the Company's Interconnect Products and Control Products Divisions. Accordingly, the Company considers its ceramic capacitor operations to be a functional department and not a reportable operating segment.



        For the years ended November 30, 1999, 1998 and 1997, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):


Depreciation expense                            1999      1998      1997
Total depreciation expense
  for reportable segments                      $ 1,971   $ 1,670   $ 1,493
Unallocated amounts:
  Depreciation expense related to
   the Company's ceramic
   capacitor operations                          1,484     1,545     1,375
  Depreciation expense related to
   selling, general and administrative
   activities                                      464       372       419
Consolidated depreciation expense              $ 3,919   $ 3,587   $ 3,287




Income before provision
  for income taxes                              1999      1998       1997
Total income for reportable segments           $29,246    $20,289   $18,096
Unallocated amounts:
  Manufacturing expense related to
   the Company's ceramic
   capacitor operations                        (4,272)    (3,613)   (2,173)
  Selling, general and
   administrative expense                     (14,810)   (10,214)  (10,137)
  Interest expense                             (1,420)      (228)     (417)
  Other income                                      96         85       141
Consolidated income before
  provision for income taxes                   $ 8,840    $ 6,319   $ 5,510


Assets                                          1999       1998      1997
Total assets for reportable segments           $28,988    $14,134   $13,799
Unallocated amounts:
  Assets utilized in the
   Company's ceramic
   capacitor operations                         13,434     12,805    12,097
  Cash and cash equivalents                        538        739       196
  Accounts receivable                           19,330     10,162     9,997
  Goodwill                                      14,225      2,547         -
  Other assets                                   6,039      3,752     3,967
Total consolidated assets                      $82,554    $44,139   $40,056


Captial expenditures                            1999      1998       1997
Total capital expenditures for
  reportable segments                          $ 2,725   $ 1,574    $ 1,847
Capital expenditures related
  to the Company's ceramic
  capacitor operations                             864     1,335      1,289
Capital expenditures related
  to the Company's selling,
  general and administrative
  activities                                     1,383       384        144
Total consolidated capital
  expenditures                                 $ 4,972   $ 3,293    $ 3,280



         The Company has operations in the United States and Germany. Sales are attributed to individual countries based upon the location responsible for the sale. The company transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. The geographic distribution of sales and long-lived assets for 1999, 1998 and 1997 is as follows (in thousands):

                                            United
       1999                                 States      Germany      Total
Revenue from unaffiliated customers         $82,662     $15,067      $97,729
Long-lived assets:
  Property, plant and equipment              21,241         125       21,366
  Intangible assets                          14,940           -       14,940



                                            United
       1998                                 States      Germany      Total
Revenue from unaffiliated customers         $50,864     $9,004       $59,868
Long-lived assets:
  Property, plant and equipment              16,188        101        16,289
  Intangible assets                           2,941          -         2,941

                                            United
       1997                                 States      Germany      Total
Revenue from unaffiliated customers         $48,148     $8,318       $56,466
Long-lived assets:
  Property, plant and equipment              15,885         94        15,979
  Intangible assets                             499          -           499


        Revenue attributed to Germany primarily reflects sales to European customers. The Company expects that international sales will continue to account for a significant portion of its total sales. There can be no assurance, however, that the Company will be able to maintain or increase international demand for the Company's products or that the Company will be able to effectively meet that demand. The Company's international sales are denominated in several different currencies including U.S. Dollars, British Pounds, and the Euro. An increase in the value of these currencies relative to other foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities include potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future results of operations.

        In 1999 and 1998, the Company's largest single customer, an original equipment manufacturer of telecommunication equipment, represented 18% and 11%, respectively, of total consolidated net sales. Sales to this major customer principally consisted of control products. In 1997, the Company's largest single customer represented 9% of total consolidated net sales. Sales to this customer principally consisted of interconnect products.

PRODUCTION

	       The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company's Ceramic Components Division in New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company's Interconnect Products Division in Fairview, Pennsylvania. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company's facilities in Elizabethtown, Pennsylvania. Assembly of power products is performed by the Company's Control Products Division at facilities in Erie, Pennsylvania and Wesson, Mississippi. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

SALES AND DISTRIBUTION

	       The Company sells its products primarily through manufacturers' representatives, managed by the Company's internal sales force, and distribution. The Company maintains representatives throughout North
America and Europe, and portions of South America, Asia and the Middle
East. In fiscal 1999, approximately 12% of the Company's consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company's wholly-owned German subsidiary, Spectrum Control GmbH.

	       During fiscal year 1999, the Company sold its products to approximately 1,500 accounts. Sales of products to the Company's top ten customers represented 43% ($41.9 million) of total consolidated net sales in 1999. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 18% in 1999, 11% in 1998, and 9% in 1997 of total consolidated net sales. The Company's second largest single customer represented 6% of total consolidated net sales in 1999 and 1998, and 7% in 1997. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

	       Shipments are made by common carrier. Most of the Company's interconnect filter products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company's business. However, transportation costs for the Company's power products and certain other product offerings may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company's ability to compete for business, particularly in international markets.

	       No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

	       The Company's backlog, which consists of purchase orders by customers, totaled approximately $50.0 million at November 30, 1999 and $23.0 million at November 30, 1998. It is anticipated that approximately 90% of the Company's backlog as of November 30, 1999 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.

EMPLOYEES

	       As of November 30, 1999, the Company had a total of 1,324 employees, including 79 in sales, marketing and customer support; 95 in engineering and product development; 1,100 in manufacturing; and 50 in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

PROPRIETARY RIGHTS

	       In connection with the manufacture and sale of control products and systems, the Company owns numerous United States and foreign patents and has certain patents pending. None of these patents and patent applications are critical to the Company's business. The Company's policy is to file patent applications to protect proprietary technology, inventions and improvements. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

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

COMPETITION

	       The markets for the Company's products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. Among the Company's principal competitors are: AVX, Amphenol, Conec, ITT Canon, and Tusonix. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company's primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

	       The Company's research and development efforts are focused on expanding the Company's materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 1999, the Company employed 95 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers.

	       Research and development expense amounted to $1,184,000 in 1999, $961,000 in 1998, and $807,000 in 1997.


OTHER MATTERS

        The business of the Company is not subject to any significant seasonal fluctuations.

        The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

ITEM 2.	PROPERTIES

	The Company's principal manufacturing and office facilities as of November 30, 1999 are as follows:


                                                                    PRINCIPAL
                                                                     BALANCE
                                                                   OUTSTANDING
                                         APPROXIMATE               AT 11/30/99
                                         SQUARE FEET                ON RELATED
   LOCATION               FUNCTION      OF FLOOR AREA   OWNERSHIP    MORTGAGE

8061 Avonia Road        Manufacturing,      38,000        Owned         N/A
Fairview, PA		          EMI Testing

6000 West Ridge Road    Manufacturing       41,000        Owned         N/A
Erie, PA

4100 Michoud Blvd.      Manufacturing      100,000        Owned     $1,800,000
New Orleans, LA

3053 Hwy. 51N           Manufacturing       25,000        Rented        N/A
Wesson, MS

1593 Mount Joy St.      Manufacturing       26,000        Owned         N/A
Elizabethtown, PA

1595 Mount Joy St.      Manufacturing       35,000        Owned         N/A
Elizabethtown, PA

8031 Avonia Road        Corporate Offices   10,000        Owned     $  787,000
Fairview, PA


(1)	    In addition to the above mortgages, the Company's domestic properties are encumbered in connection with the collateralization of certain short-term and long-term bank indebtedness.

(2)	    In fiscal year 2000, the Company expects to purchase or rent an additional 40,000 square feet of manufacturing space. The Company's office space is considered adequate for its existing requirements and its projected business needs.

(3)	    In addition to the facilities described above, the Company leases certain sales office and warehousing space.


ITEM 3.	LEGAL PROCEEDINGS

	       The Company is not currently involved in any litigation of a material nature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended November 30, 1999.

                                PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS



        The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 1999 and 1998 are set forth below.

                                   					  High          Low
          Fiscal 1999
             First quarter             $   4.94      $   3.66
             Second quarter                6.63          4.00
             Third quarter                 7.44          5.88
             Fourth quarter               11.63          6.44


                                   					  High          Low
          Fiscal 1998
             First quarter             $   5.75      $   4.88
             Second quarter                7.16          5.06
             Third quarter                 6.38          4.44
             Fourth quarter                4.63          3.75


        At February 1, 2000, the Company had 10,972,037 shares of Common Stock outstanding, which were held by approximately 2,000 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.


ITEM 6. SELECTED FINANCIAL DATA


                                   					Years Ended November 30
				                                  (Dollar Amounts in Thousands
					                                    Except Per Share Data)

                              1999      1998      1997      1996      1995
Operating Data
  Net sales                   $97,729   $59,868   $56,466   $57,327   $49,297

  Gross margin                 27,912    18,284    17,421    18,076    16,061

  Income from operations       10,164     6,462     5,786     5,470     5,045


  Interest expense              1,420       228       417       753       908

  Income before provision
   for income taxes             8,840     6,319     5,510     4,737     4,095

  Net income                    5,470     3,934     3,974     3,418     2,984

  Earnings per common share:

    Basic                        0.50      0.36      0.37      0.32      0.28
    Diluted                      0.49      0.36      0.37      0.32      0.28

  Dividends per share              -          -         -         -         -


Financial Position

  Working capital             $23,989   $18,619   $16,881   $12,534   $ 9,967

  Total assets                 82,554    44,139    40,056    40,213    39,498

  Long-term debt               19,011     2,500     3,330     4,072     6,569

  Stockholders' equity         39,135    33,774    29,545    25,379    21,781


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



General

	        Spectrum Control, Inc. and its subsidiaries (the "Company") design, manufacture and market a broad line of control products and systems.  The
Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI").  The Company has expanded its core EMI filter technology into a complete line of interconnect filter products (discrete filters, filtered arrays, and filtered connectors).  In addition, the
Company has developed an extensive line of power products (power distribution systems, power entry modules, power line filters, commercial custom assemblies, and military/aerospace multisection assemblies), microwave products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode).  The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, automotive, and industrial controls.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Results of Operations

	       The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 1999, 1998 and 1997:

                                                1999      1998      1997
Net sales                                       100.0%    100.0%    100.0%
Cost of products sold                            71.4      69.5      69.2
Gross margin                                     28.6      30.5      30.8
Selling, general and administrative expense      18.2      19.7      20.6
Income from operations                           10.4      10.8      10.2
Other income (expense)
     Interest expense                           (1.5)     (0.4)     (0.7)
     Other income and expense, net                0.1       0.2       0.2
Income before provision for income taxes          9.0      10.6       9.7
Provision for income taxes                        3.4       4.0       2.7
Net income                                        5.6%      6.6%      7.0%


1999 Compared to 1998

Net Sales

	       Consolidated 1999 net sales increased by $37.9 million or 63.2% from
1998.  Of this increase, $21.3 million was generated from the sale of SCPD and other interconnect filter products, with the remaining $16.6 million primarily generated from the sale of power products.  These power products are principally used in communications equipment, including cellular base stations, telephone switching networks, and internet servers.  Overall market demand in the telecommunication industry was very strong throughout the year.  In 1999, the Company received total customer orders of $119.8 million, an increase of 93.5% from 1998. In addition to these customer orders, the Company assumed approximately $5.1 million of customer order backlog in connection with the acquisition of SCPD.  Average selling prices declined slightly during the year as a result of market pressures.



Gross Margin

	       Gross margin was $27.9 million or 28.6% of sales in 1999, compared to
$18.3 million or 30.5% of sales in 1998.  The decrease in gross margin percentage reflects several factors, of relative equal significance, including:  additional production costs and inefficiencies incurred during the integration of SCPD into the Company's Interconnect Products Division;
changes in sales mix from the Company's interconnect filter products to its power product offerings; yield losses and resultant higher labor costs incurred at the Company's Ceramic Components Division in New Orleans,
Louisiana; and lower average selling prices as indicated above.  The initial phase of SCPD integration was completed by November 30,1999.  The final phase, which includes certain cost reduction measures and production process improvements, is expected to be completed by May 2000.
Accordingly, management believes gross margin percentages will improve during fiscal 2000 and approximate 29.0% to 30.0% of sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Selling, General and Administrative Expense

	       As a result of greater sales volume, selling expense increased during the period.  Selling expense amounted to $9.7 million or 10.0% of sales in
1999, compared to $6.8 million or 11.4% in 1998.  The decrease in selling expense, as a percentage of sales, principally reflects economies of scale realized with the additional sales volume.  General and administrative expense was approximately $8.0 million in 1999, compared to $5.0 million in
1998.  Of this increase, approximately $400,000 arises from the amortization of goodwill recognized in connection with the Company's acquisition of SCPD in March 1999. The remaining increase in general and administrative expense primarily reflects additional personnel costs, professional fees and other operating expenses associated with the
Company's increased business activity.



Other Income and Expense

	       As a result of additional bank indebtedness, interest expense increased by $1.2 million in 1999. To finance the acquisition of SCPD, the Company secured a $20.0 million variable rate term loan from its principal lending institutions. Interest on the term loan amounted to $990,000 in 1999, with an average interest rate of 7.25%. In addition, weighted average short-term bank borrowings were $1.6 million in 1999, compared to $28,000 in 1998.

	       The Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company recognizes gains and losses on foreign currency transactions. The Company incurred net gains of $4,000 in 1999 and net losses of $40,000 in 1998 on these foreign currency transactions. The Company recognized other income of $79,000 in 1999 and $125,000 in 1998 from certain short-term investments and patent licensing fees.



Income Taxes

	      The Company's effective income tax rate was 38.1% in 1999 and 37.7% in 1998, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

	       At November 30, 1999, the Company had recorded certain deferred tax assets. The Company has assessed its past earnings history and trends, and expiration dates of tax attribute carryforwards, and has determined that it is more likely than not that these deferred tax assets will be realized to offset future taxable income from ordinary and recurring operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



1998 Compared to 1997

Net Sales

	       Consolidated 1998 net sales increased by $3.4 million or 6.0% from 1997. The increase in sales primarily reflects additional shipment volume of the Company's commercial custom assemblies which are used in various telecommunication systems. Sales of these power products increased by $4.7 million in 1998. In addition, sales of ceramic capacitors increased $1.0 million in 1998., Shipments of the Company's interconnect filter products decreased by $2.7 million during the year. The decrease primarily reflects weak overall market demand in the passive electronic components industry and sharp inventory reductions by original equipment manufacturers and distributors. Average selling prices declined slightly during the year as a result of competitive pressures. Overall demand for the Company's products increased during the year with total customer orders of $61.9 million received in 1998, an increase of 1.6% from 1997.



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



Selling, General and Administrative Expense

	       Because of the greater sales volume, selling expense increased during the period, amounting to $6.8 million in 1998 and $6.5 million in 1997.
General and administrative expense was approximately $5.0 million or 8.4%
of sales in 1998, compared to $5.1 million or 9.2% of sales in 1997.  The decrease in general and administrative expense primarily reflects lower personnel costs and reduced discretionary spending.



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

	       As previously indicated, the Company's German subsidiary transacts business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, the Company incurred net losses of $40,000 in 1998 and net gains of $12,000 in 1997 on these foreign currency transactions.

	       The Company recognized other income of $125,000 in 1998 and $137,000 in 1997 from certain short-term investments and patent licensing fees.

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



Risk Factors That May Affect Future Results

	       The Company's results of operations may be affected in the future by a variety of factors including:  competitive pricing pressures, new product offerings by the Company and its competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix.  In 1999, approximately 58% of the
Company's sales were to customers in the telecommunication industry.  The
Company's largest single customer, an original equipment manufacturer of telecommunication equipment, represented 18% of the Company's total consolidated net sales in 1999.  Any significant change in the activity level of this major customer, or the overall telecommunication industry, would have a direct impact on the Company's performance.



Liquidity, Capital Resources and Financial Condition

	       The Company has an aggregate $6.0 million line of credit with its principal lending institutions (PNC Bank of Erie, Pennsylvania and M & T
Bank of Buffalo, New York). The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the prevailing prime rate. At
November 30, 1999, the Company had borrowed $4.4 million under this financing arrangement. The current line of credit agreement expires March
26, 2002.

	       The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.3 million (2.5 million DM). At November 30, 1999, outstanding borrowings under these lines of credit amounted to $689,000
(1.3 million DM). Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

	       As previously indicated, the Company acquired substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated on March 26, 1999. The aggregate cash purchase price of the acquired assets was approximately $20.7 million. To finance the acquisition, the Company secured an aggregate $20.0 million term loan from its principal lending institutions. The term loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 26, 1999 through March 26, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



	       On March 26, 1999, the Company entered into a credit agreement with its two principal lending institutions covering the $20.0 million term loan and the Company's $6.0 million revolving credit facility (the "Agreement").
The Agreement requires the Company to comply with certain covenants. These covenants generally restrict the Company from granting additional liens on its assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5.0 million in the aggregate. The
Agreement also imposes certain restrictions on future acquisitions by the Company. In addition, the Agreement requires the Company to meet the following quarterly financial covenants: maintain a minimum net worth of $28.0 million plus 50% of the Company's net income for each fiscal year ending after November 30, 1998; maintain a minimum ratio of EBITDA
(earnings before interest, taxes, depreciation, and amortization) to fixed charges of 1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of 3.5 to 1.0. As of November 30, 1999, the Company was in compliance with all covenants contained in the Agreement.

	       The Company's working capital continued to increase in 1999. At November 30, 1999, the Company had net working capital of $ 24.0 million, compared to $18.6 million at November 30, 1998 and $16.9 million at November 30, 1997. Despite increases in short-term borrowings and current maturities of long-term debt, the Company's current ratio remained strong in 1999. At November 30, 1999, current assets were 2.10 times current liabilities, compared to 4.23 at November 30, 1998 and 3.83 at November 30, 1997.

	       The Company's cash expenditures for property, plant and equipment amounted to $5.0 million in 1999, compared to $3.3 million in each of the years 1998 and 1997. The 1999 capital expenditures primarily related to metal fabrication machinery and other manufacturing equipment for capacity expansion at the Company's Control Products Division, facility expansion at the Company's Interconnect Products Division, and construction of the Company's new corporate administrative office facility in Fairview, Pennsylvania. At November 30, 1999, the Company had not entered into any material commitments for capital expenditures.

	       Income taxes paid during the fiscal years ended November 30, 1999, 1998 and 1997 amounted to $3.0 million, $1.5 million, and $854,000, respectively. Management expects cash outlays for income taxes to be less than income tax expense for the next three fiscal years.

	       In September 1998, the Company initiated a stock repurchase program.
Under the program, the Company may repurchase up to $4.0 million of the
Company's Common Stock.  Acquired shares are to be purchased in the open market, with the cost of the program financed out of available cash reserves and borrowings under the Company's revolving line of credit facility.  The amount and timing of the shares repurchased are based on management's ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's stock.  In 1999, no shares were repurchased.  During 1998, 70,000 shares were repurchased by the
Company at an aggregate cost of $294,000.  The repurchased shares are held as treasury stock.

	       Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $1.2 million in 1999, $961,000 in 1998, and $807,000 in 1997.
Management believes research and development expenses may increase in fiscal 2000, as the Company continues to enhance existing product lines and develop new products.

	       Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout fiscal 2000. These cash requirements include scheduled long-term debt repayment, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



	       As a result of increased working capital requirements, the Company's operating cash flow decreased in 1999.  Net cash generated from operations amounted to $2.0 million in 1999, a decrease of $6.3 million from 1998.
During the year ended November 30, 1999, inventories increased by approximately $6.4 million from operations.  The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw material and work-in-process inventories to support anticipated future shipments.

	       In 1998 and 1997, the Company had strong operating cash flow.  During the year ended November 30, 1998, net cash generated from operations amounted to $8.3 million and proceeds realized upon the exercise of employee stock options amounted to $414,000.  This cash flow was used to fund capital additions of $3.3 million, debt repayment of $743,000, stock repurchases of $294,000, and the aggregate purchase price of two acquired businesses.  In 1998, the Company acquired substantially all of the assets of Republic Electronics Corporation, a manufacturer of subminiature ceramic capacitors, and Potter Production Corporation, a manufacturer of electronic filters and power products.  The total cash purchase price of the acquired assets amounted to $4.1 million.  In 1997, net cash generated from operations amounted to $8.5 million. With this positive cash flow, the
Company repaid $5.6 million of bank indebtedness and invested $3.3 million in capital equipment and improvements.



Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

	       Certain of the Company's European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. As a result, fluctuations in currency exchange rates may affect the Company's operating results and cash flow. Currency exchange rate gains and losses, however, were not material during the three years ended
November 30, 1999. In addition, an assumed 10% adverse change in all foreign currencies in which the Company currently transacts business would not have a material impact on the Company's operating results, financial position, or cash flows.



Euro

	       On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company has completed all the necessary enhancements to its sales order, banking arrangements and operational procedures to ensure Euro compliance. The Company is able to process orders, invoice customers and accept payment in Euros throughout
Europe. The introduction of the Euro has not had any material adverse impact upon the Company. The Company continues to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.



Interest Rate Exposure

The Company has market risk exposure relating to possible fluctuations in interest rates. The Company's policy is to manage interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate debt to fixed interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



	       The following table presents information about the Company's market sensitive financial instruments. The table sets forth the principal and notional amounts, as well as the year of maturity and applicable interest rates for all significant financial instruments in effect as of November
30, 1999:

                                          Year of Maturity
Description                2000       2001       2002       2003    Thereafter

Revolving credit
 facility:
  Principal amount      $4,400,000
  Actual floating rate
   Euro-rate portion         5.59%

Term loan:
 Principal amount       $3,636,000 $3,636,000 $3,636,000 $3,636,000 $5,456,000
  Actual floating rate
   Euro-rate portion         5.59%      5.59%      5.59%      5.59%      5.59%

Interest rate swap
 agreement:
  PNC Bank, N.A.
   Notional amount      $3,636,000 $3,636,000  $2,728,000
   Actual fixed
    interest pay rate        5.89%      5.89%       5.89%



Environmental Matters

	       The Company is subject to various laws and governmental regulations in the United States concerning environmental matters and employee health and safety. Federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act; the Resource
Conservation and Recovery Act; the Clean Water Act; and the Safe Drinking
Water Act. The Company is also subject to the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The United States Environmental Protection Agency ("EPA"), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on the Company's operations.

	        In addition to these federal agencies, various states have been delegated certain authority under the aforementioned federal statutes.
Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations. As part of its continuing environmental program, the Company has been able to comply with such environmental regulations without any materially adverse effect on its business. The Company is not currently involved in any legal proceedings involving environmental matters.


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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Impact of Year 2000 Issue

	       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year.  As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.  This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

	       The Company's plan to resolve the Year 2000 Issue involved four phases: assessment, remediation, testing, and implementation. In 1998, the Company completed its assessment of all material systems that could be affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected. The assessment also indicated that software used in certain manufacturing equipment (hereafter referred to as operating equipment) was also at risk.

	       For its information technology exposures, the Company completed the remediation phase for all material systems in February 1999, including required software reprogramming and replacement. In August 1999, the Company completed all of its testing and fully implemented its remediated systems. With respect to operating equipment, the Company completed the remediation phase of the resolution process in February 1999. Testing and implementation of all affected equipment was completed by September 1999.
To date, the Company has not experienced any Year 2000 problems with its information systems or operating equipment.

	       In 1999, the Company queried its important suppliers and vendors to assess their Year 2000 readiness. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and vendors are Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. In addition, the Company does not have a comprehensive contingency plan with respect to the Year 2000 Issue.

	       The Company used both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year
2000 modifications.  Total Year 2000 project costs were not material.



New Accounting Pronouncements

	       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with earlier application permitted. The Company expects to adopt the new Statement effective December 1, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:




                                                                   Page
                                                                  Number


                Report of Independent Auditors


              		Consolidated Balance Sheets as of
                        November 30, 1999 and 1998


              		Consolidated Statements of Income for
                      		the years ended November 30,
                        1999, 1998 and 1997


              		Consolidated Statements of Stockholders'
			                     Equity for the years ended
                        November 30, 1999, 1998 and 1997


		              Consolidated Statements of Cash Flows
                     			for the years ended November 30,
                        1999, 1998 and 1997


                Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Spectrum Control, Inc.



	       We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

	       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United
States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Pittsburgh, Pennsylvania
January 4, 2000				ERNST & YOUNG  LLP


SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1999 AND 1998
(Dollar Amounts in Thousands)


                                                        1999          1998
ASSETS

Current assets
  Cash and cash equivalents                             $    538     $     739
  Accounts receivable, less allowances of $673
    in 1999 and $406 in 1998                              19,330        10,162
  Inventories (Note 3)                                    24,617        12,885
  Deferred income taxes (Note 11)                            579           409
  Prepaid expenses and other current assets                  699           184
     Total current assets                                 45,763        24,379

Property, plant and equipment, net (Note 4)               21,366        16,289

Other assets (Note 5)
  Goodwill, net                                           14,225         2,547
  Other non-current assets                                 1,200           924
       Total other assets                                 15,425         3,471

       Total assets                                     $ 82,554      $ 44,139

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Short-term debt (Note 6)                               $  5,089      $    336
 Accounts payable                                          8,801         2,719
 Accrued salaries and wages                                2,553         1,438
 Accrued interest                                            103            63
 Accrued federal and state income taxes                        -            93
 Accrued other expenses                                      952           281
 Current portion of long-term debt (Note 7)                4,276           830
       Total current liabilities                          21,774         5,760

Long-term debt (Note 7)                                   19,011         2,500

Deferred income taxes (Note 11)                            2,634         2,105

Stockholders' equity
 Common stock, no par value, authorized 25,000,000
  shares, issued 11,018,703 shares
  in 1999 and 10,957,008 in 1998                          14,633        14,470
 Retained earnings                                        25,268        19,798
 Treasury stock, 70,000 shares in 1999 and 1998,
  at cost (Note 9)                                         (294)         (294)
 Accumulated other comprehensive income
   Foreign currency translation adjustment                 (472)         (200)

       Total stockholders' equity                         39,135        33,774
       Total liabilities and stockholders' equity       $ 82,554      $ 44,139


The accompanying notes are an integral part of the consolidated financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
(Dollar Amounts in Thousands Except Per Share Data)


                                                1999       1998       1997
Net sales                                       $ 97,729   $ 59,868   $ 56,466

Cost of products sold                             69,817     41,584     39,045

Gross margin                                      27,912     18,284     17,421

Selling, general and administrative expense       17,748     11,822     11,635

Income from operations                            10,164      6,462      5,786

Other income (expense)
  Interest expense                               (1,420)      (228)      (417)
  Other income and expense, net (Note 10)             96         85        141
                                                 (1,324)      (143)      (276)

Income before provision for income taxes           8,840      6,319      5,510

Provision for income taxes (Note 11)               3,370      2,385      1,536

Net income                                       $ 5,470    $ 3,934    $ 3,974

Earnings per common share (Note 12):

  Basic                                          $  0.50    $  0.36    $  0.37
  Diluted                                        $  0.49    $  0.36    $  0.37


The accompanying notes are an integral part of the consolidated financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
(Dollar Amounts in Thousands)


                                                         Accumulated     Total
                                                            Other        Stock-
                             Common  Retained  Treasury  Comprehensive  Holders'
                              Stock  Earnings    Stock      Income       Equity

Balance-November 30, 1996    $13,755   $11,890  $      -   $  (266)      $25,379
Net income                         -     3,974         -          -        3,974
Foreign currency translation
 adjustment                        -         -         -       (30)         (30)
Comprehensive income               -         -         -          -        3,944
Issuance of 84,998 shares of
 common stock                    300         -         -          -          300
Purchase and retirement of
 20,886 shares of common stock (103)         -         -          -        (103)
Tax benefits from exercise of
 stock options                    25         -         -          -           25

Balance-November 30, 1997     13,977    15,864         -      (296)       29,545

Net income                         -     3,934         -          -        3,934
Foreign currency translation
 adjustment                        -         -         -         96           96
Comprehensive income               -         -         -          -        4,030

Issuance of 118,663 shares of
 common stock                    414         -         -          -          414
Purchase of 70,000 shares
 of common stock                   -         -     (294)          -        (294)
Tax benefits from exercise of
 stock options                    79         -         -          -           79

Balance-November 30, 1998     14,470    19,798     (294)      (200)       33,774

Net income                         -     5,470         -          -        5,470
Foreign currency translation
 adjustment                        -         -         -      (272)        (272)
Comprehensive income               -         -         -          -        5,198

Issuance of 68,663 shares of
 common stock                    182         -         -          -          182
Purchase and retirement of
 6,968 shares of common
 stock                          (56)         -         -          -         (56)
Tax benefits from exercise of
 stock options                    37         -         -          -           37

Balance-November 30, 1999    $14,633   $25,268  $  (294)   $  (472)      $39,135

The accompanying notes are an integral part of the consolidated financial statements.



SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
(Dollar Amounts in Thousands)


                                                 1999      1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 5,470   $ 3,934   $ 3,974
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation                                  3,919     3,587     3,287
     Amortization                                    624       135       219
     Deferred income taxes                           634     1,014       376
     Tax benefits from exercise of stock options      37        79        25
     Loss (gain) on sale of property, plant
      and equipment                                 (13)         -         8
     Changes in assets and liabilities,
      excluding effects of business acquisitions:
        Accounts receivable                      (8,734)      (85)      (67)
        Inventories                              (6,380)       181     (188)
        Prepaid expenses and other assets          (742)        24       431
        Accounts payable and accrued expenses      7,194     (595)       441
          Net cash provided by operating
           activities                              2,009     8,274     8,506

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant
    and equipment                                     13         -        10
  Purchase of property, plant and equipment      (4,972)   (3,293)   (3,280)
  Payment for acquired businesses               (21,846)   (4,077)         -
         Net cash used in investing activities  (26,805)   (7,370)   (3,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayment) of short-term debt     4,532       282   (3,232)
  Borrowings of long-term debt                    20,800         -         -
  Repayment of long-term debt                      (843)     (743)   (2,391)
  Purchase of common stock                             -     (294)         -
  Net proceeds from issuance of common stock         126       414       196
         Net cash provided by (used in)
          financing activities                    24,615     (341)   (5,427)

Effect of exchange rate changes on cash             (20)      (20)      (26)

Net increase (decrease) in cash and cash
  equivalents                                      (201)       543     (217)
Cash and cash equivalents, beginning of year         739       196       413
Cash and cash equivalents, end of year          $    538   $   739   $   196



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

      		Financial Instruments

      		The Company utilizes interest rate swap agreements to minimize the risks and costs associated with variable rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. The Company does not utilize interest rate agreements for trading or other speculative purposes.

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

		      Advertising and Promotion

		      Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $726,000 in 1999, $633,000 in 1998, and $574,000 in 1997.

		      Research and Development

		      Research and development costs are expensed as incurred. Research and development expense amounted to $1,184,000 in 1999, $961,000 in 1998, and $807,000 in 1997.

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

		      Earnings Per Common Share

		      Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents, such as stock options and warrants.

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

		      New Accounting Pronouncements

		      In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and for Hedging Activities" ("SFAS No. 133").  SFAS
No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change.  SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with earlier application permitted.
The Company does not expect the adoption of SFAS No. 133 to have a material impact on the Company's financial position or results of operations.

		      Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.		    Acquisitions

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

        The aggregate cash purchase price of the acquired assets, including related acquisition costs, was $20,745,000. The Company also assumed obligations in the aggregate amount of $1,866,000, including liabilities of $ 776,000 to relocate or provide severance benefits to certain employees of the acquired business. To finance the acquisition, the Company secured a $20,000,000 term loan from its principal lending institutions. The term loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 26, 1999 through March 26, 2005.

        The aggregate purchase price of the acquisition has been allocated to the acquired assets based upon their respective fair market values. The excess of the aggregate purchase price over the fair value of the net assets acquired (goodwill) amounted to $11,694,000 and is being amortized ratably over a period of 20 years.

        The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of the beginning of fiscal year 1999 and 1998, respectively (in thousands, except per share data):

                                          1999            1998

Net sales                               $102,796        $ 83,457

Net income                                 5,253           3,420

Earnings per common share:

     Basic                                  0.48            0.31
     Diluted                                0.48            0.31


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

		      On September 21, 1998, the Company acquired substantially all of the assets of Potter Production Corporation, a manufacturer of electronic filters and power products used in various communication, industrial control, and medical equipment.  The aggregate price of the acquired assets amounted to $2,918,0000, excluding future contingent payments.  The amount of the contingent payments are being determined based upon the Company's sales of power products during the three years subsequent to the acquisition date.  In 1999, contingent payments under this arrangement amounted to $514,000.  The amount of the contingent payments are being allocated to goodwill and amortized ratably over the asset's remaining life.  Also, in connection with this acquisition, the
Company issued warrants to purchase 100,000 shares of the Company's Common
Stock at an exercise price of $6.25 per share.  The warrants are immediately exercisable and expire on September 21, 2002.  At November 30,
1999, all warrants remained outstanding.

3.      Inventories

        Inventories by major classification are as follows:

                                                              November 30
                                                            1999       1998
                                                            (in thousands)

                        Finished goods                    $  4,132   $  2,581
                        Work-in-process                      9,626      5,070
                        Raw materials                       10,859      5,234
                                                          $ 24,617   $ 12,885


4.              Property, Plant and Equipment

                Property, plant and equipment consist of the following:

                                                             November 30
                                                           1999        1998
                                                            (in thousands)

                        Land and improvements            $  1,524    $  1,164
                        Buildings and improvement          11,351       9,409
                        Machinery and equipment            26,202      21,976
                        Construction in progress              125         371
                                                           39,202      32,920

                        Less accumulated depreciation      17,836      16,631
                                                         $ 21,366    $ 16,289


5.              Other Assets

                Other assets consist of the following:
                                                             November 30
                                                           1999       1998
                                                            (in thousands)

                        Goodwill                         $ 14,786    $  2,577
                        Less accumulated amortization         561          30
                        Goodwill, net                    $ 14,225    $  2,547

                        Patents and patent rights             566         466
                        Debt issuance costs                   671         356
                                                            1,237         822
                        Less accumulated amortization         522         428
                                                              715         394
                        Deferred income taxes                 108         383
                        Deferred charges                      377         147
                        Other non-current assets         $  1,200    $    924

6.              Short-Term Debt

                Short-term debt consists of the following:

                                                          November 30
                                                      1999          1998
                                                         (in thousands)

                Notes payable - domestic
                 line of credit (1)                   $  4,400     $      -

                Notes payable - foreign
                 lines of credit (2)                       689          336

                            Total                     $  5,089     $    336



                (1) The Company has an aggregate $6,000,000 line of credit with its principal lending institutions. During 1999, weighted average borrowings under the revolving credit line amounted to $1,489,000, with average interest rates of 7.35%, and maximum month-end borrowings of $4,400,000. During 1998, there were no borrowings under the line of credit. The revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the prevailing prime rate. The current line of credit agreement expires March 26, 2002.

                (2) The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with German financial institutions aggregating $1,330,000
                     (2,500,000 DM) at November 30, 1999 and $1,818,000
                     (3,000,000 DM) at November 30, 1998. Weighted average borrowings under the lines of credit amounted to $95,000 (179,000 DM) in 1999 and $28,000 (46,000 DM) in 1998,
                     with average interest rates of 6.50% in 1999 and 6.00% in 1998. The maximum amount of borrowings under the lines of credit at the end of any month was $689,000 (1,296,000 DM) in 1999 and $336,000 (554,000 DM) in 1998.
                     Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.

7.              Long-Term Debt

                Long-term debt consists of the following:

                                                 							  November 30
                                                       1999          1998
                                                 							 (in thousands)

Term loan payable to bank at variable
 interest rate (7.59% at November 30, 1999) (1)     $  20,000     $        -

Mortgage note payable to bank at an
 interest rate of 8.50% (2)                               787              -

Industrial development authority notes at
 variable interest rate (4.00% at
 November 30, 1999 and 3.40% at
 November 30, 1998) (3)                                 1,800          2,100

Industrial development authority notes
 at variable interest rate (4,35% at
 November 30, 1999 and 3.81% at
 November 30, 1998)(4)                                    700          1,100

Industrial development authority notes
 and related bank mortgage notes at
 interest rates ranging from 4.00% to
 7.75%                                                      -            130

                    Total                              23,287          3,330
                    Less current portion                4,276            830
                    Long-term debt                  $  19,011     $    2,500

(1) The term loan is collateralized by substantially all of the Company's tangible and intangible assets. The loan bears interest at variable rates at or below the prevailing prime rate and requires quarterly principal payments of $909,000 from December 1999 to March 2005.

        The Company has entered into a credit agreement with its principal lending institutions covering the term loan and the Company's domestic line of credit (the "Agreement"). The Agreement requires the Company to comply with certain covenants. These covenants generally restrict the Company from granting additional liens on its assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5,000,000 in the aggregate. The Agreement also imposes certain restrictions on future acquisitions by the Company. In addition the Agreement requires the Company to meet the following quarterly financial covenants: maintain a minimum net worth of $28,000,000 plus 50% of the Company's net income for each fiscal year ending after November 30, 1998; maintain a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to fixed charges of 1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of
        3.5 to 1.0. At November 30, 1999, the Company was in compliance with each of these covenants.

(2) The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

(3) The industrial development authority notes are collateralized by certain land, building and equipment and an irrevocable letter of credit issued by the Company, through one of its principal lending institutions. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.

(4) The industrial development authority notes are collateralized by an irrevocable letter of credit issued by the Company, through one of its principal lending institutions. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments of $400,000 through the year 2000, with a final principal payment of $300,000 due in the year 2001.

Each of the above irrevocable letters of credit is collateralized by substantially all of the Company's tangible and intangible assets.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2004, are $4,276,000, $4,176,000, $3,976,000,
$3,876,000, and $3,876,000, respectively.


8.              Fair Value of Financial Instruments

                The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on substantially all of the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value. The Company utilizes letters of credit to collateralize certain long-term borrowings. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

                During 1999, the Company entered into an interest rate swap agreement to limit the effect of increases in interest rates on the Company's variable rate debt. The swap agreement has an aggregate notional amount of $10,000,000 and expires on December 31, 2001. The effect of the agreement is to limit the interest rate exposure on $10,000,000 of the Company's term loan and revolving credit loans. As a result of this agreement, interest expense was increased by $46,000 in 1999. At
November 30, 1999, the estimated fair value of the interest rate swap agreement is a net receivable of $73,000, based on current market rates and settlement costs.


9.              Treasury Stock

                On September 30, 1998, the Board of Directors authorized the Company to repurchase up to $4,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased will be at the discretion of management. At November 30, 1999 and 1998, the Company had repurchased 70,000 shares at an aggregate cost of $294,000.


10.             Other Income and Expense

                Other income and expense consist of the following
                  (in thousands):

                                                       1999     1998      1997

                  Investment income                   $   72   $  117    $   31
                  Gain (loss) on foreign currency
                    transactions                           4     (40)        12
                  Patent licensing fees                    7        8       106
                  Gain (loss) on sale of property,
                    plant and equipment                   13        -       (8)
                                                      $   96   $   85    $  141

11.             Income Taxes

                For the years ended November 30, 1999, 1998 and 1997, income before income taxes consists of the following (in thousands):

                                           1999         1998         1997

                  U.S. operations        $  8,376     $  5,884     $  4,583
                  Foreign operations          464          435          927
                                         $  8,840     $  6,319     $  5,510



        For the years ended November 30, 1999, 1998 and 1997, the provision for income taxes consists of the following (in thousands):

                                         1999         1998         1997
      Current

        Federal                          $  2,396     $  1,146     $  1,055
        State                                 340          225          105

      Deferred                                634        1,014          376
                                         $  3,370     $  2,385     $  1,536



                The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 1999, 1998 and 1997 consists of the following (in thousands):

                                                   1999      1998      1997

  Statutory federal income tax                    $ 3,006   $ 2,148   $ 1,873
  State income taxes, net of federal
    tax benefit                                       224       148        69
  Foreign tax rates                                    74        70       148
  Subpart F income, U.S. property investment            -         -       258
  Decrease in deferred tax asset
    valuation allowance                                 -      (62)   (1,194)
  Other items                                          66        81       382
                                                 $  3,370   $ 2,385   $ 1,536

                Significant components of the Company's net deferred
tax assets and liabilities are as follows (in thousands):
                                                                November 30
  Deferred tax assets:                                       1999        1998

    Amortization of intangible assets                      $   453     $   512
    Accrued compensation                                       318         237
    Investment in subsidiaries                                 255         399
    Net operating loss carryforwards                           232         574
    Allowance for doubtful accounts                            170         103
    Inventory valuation                                        110          68
    Tax credit carryforwards                                    28          42
    Property, plant and equipment                                -         116
    Other                                                       10          10

                        Deferred tax assets                  1,576       2,061



  Deferred tax liabilities:

    Depreciation of plant and equipment                      2,329       2,336
    Investment in subsidiaries                               1,107       1,034
    Amortization of intangible assets                           68           4
    Other                                                       19           -

                        Deferred tax liabilities             3,523       3,374

  Net deferred tax assets (liabilities)                   $(1,947)    $(1,313)

                                                               November 30
                                                             1999       1998
                                                             (in thousands)
  Net deferred tax assets

    Current                                                $   579    $    409
    Noncurrent                                                 108         383

  Net deferred tax liabilities

    Noncurrent                                              (2,634)    (2,105)
                                                           $(1,947)   $(1,313)

                The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiary because of management's intent to indefinitely reinvest such earnings. At November 30, 1999, the undistributed earnings of the foreign subsidiary amounted to $2,836,000 (5,332,000 DM). Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings. At November 30, 1999, the Company's foreign subsidiary had approximately $216,000 (406,000 DM) of tax net operating loss carryforwards available to be carried forward indefinitely.

                The Company has assessed its past earnings history and trends, and expiration dates of tax attribute carryforwards, and has determined that it is more likely than not that its deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded at November 30, 1999 or 1998. During the years ended November 30, 1998 and
1997, the Company reduced its previously recorded valuation allowance for deferred tax assets to reflect the utilization of certain foreign net operating loss carryforwards and changes in the expected future realization of remaining foreign loss carryforwards.

12.             Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per common share:

                                                   1999       1998       1997


           Numerator for basic and diluted
             earnings per common share
             (in thousands):

                 Net income                      $  5,470   $  3,934   $  3,974

          Denominator for basic earnings
            per common share
            (in thousands):

                Weighted average shares
                outstanding                        10,905     10,907     10,798

         Denominator for diluted earnings
           per common share
           (in thousands):

               Weighted average shares
               outstanding                         10,905     10,907     10,798

               Effect of dilutive securities          139        109         71
                 Stock options                          7          -          -
                 Stock warrants
                                                   11,051     11,016     10,869

         Earnings per common share:

              Basic                             $    0.50    $  0.36    $  0.37

              Diluted                           $    0.49    $  0.36    $  0.37


        Options to purchase 143,500 shares of Common Stock at prices ranging from $ 4.25 to $6.00 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's Common Stock and, therefore, would be antidilutive.

13.             Supplemental Cash Flow Information

                Supplemental cash flow information consists of the following (in thousands):

                                             1999        1998        1997

       Cash paid during the year for:

         Interest                            $ 1,380     $   210     $   420
         Income taxes                          2,986       1,466         854

       Liabilities assumed in
         connection with business
         acquisitions                          1,866           -           -



14.             Common Stock Options

                The Company has several plans which provide for granting to officers, directors, key employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 1999, options to purchase 1,141,392 shares of Common Stock were available for grant under the Company's stock option plans.

                A summary of the Company's stock option activity for the years ended November 30, 1999, 1998 and 1997 is as follows:


                                     Number
                                    of Shares         Option Price
                                      Under    Per      Weighted
                                     Option   Share     Average    Aggregate

Outstanding - November 30, 1996     362,667   $1.88-4.25   $3.26  $1,183,000
Granted during the year             155,000    3.06-3.50    3.18     493,000
Exercised during the year           (84,998)   1.88-4.25    3.52    (300,000)
Forfeitures and expirations         (42,001)   1.88-3.06    2.85    (119,000)

Outstanding - November 30, 1997     390,668    1.88-4.25    3.22   1,257,000
Granted during the year             137,500    5.88-6.00    5.91     813,000
Exercised during the year          (118,663)   1.88-4.25    3.49    (414,000)
Forfeitures and expirations          (4,000)   1.88-3.06    2.77     (11,000)

Outstanding - November 30, 1998     405,505    1.88-6.00    4.06   1,645,000
Granted during the year             194,500    4.13-4.38    4.26     828,000
Exercised during the year           (68,663)   1.83-3.56    2.65    (182,000)
Forfeitures and expirations         (60,000)   3.00-5.88    4.15    (249,000)

Outstanding - November 30, 1999     471,342   $3.00-6.00   $4.33  $2,042,000

Exercisable
    November 30, 1999                68,165   $3.00-3.50   $3.29    $224,000
    November 30, 1998                44,497   $1.88-4.25   $3.10    $138,000
    November 30, 1997                80,163   $1.88-4.25   $3.66    $293,000


                During the years ended November 30, 1999, 1998 and 1997, the weighted average fair value of options granted amounted to $1.73, $2.45, and $0.97 per share, respectively. At November 30, 1999, the weighted average remaining contractual life of outstanding options was 3.8 years.

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

                Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998, and 1997 respectively: risk-free interest rate of 5.50%, 5.50%, and 6.00%; volatility factor of the expected market price of the Company's Common Stock of 0.36, 0.37, and 0.30; dividend yield of 0.00%, 0.00%, and 2.00%; and a weighted average expected option life of five years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the years ended November 30, 1999, 1998, and 1997, the Company's reported and pro forma net income and earnings per share are as follows (in thousands, except per share data):

                                                1999       1998       1997
        As reported
                Net income                   $  5,470   $  3,934   $  3,974
                Earnings per common share:
                        Basic                    0.50       0.36       0.37
                        Diluted                  0.49       0.36       0.37

        Pro forma:
                Net income                      5,314      3,837      3,935
                Earnings per common share:
                        Basic                    0.49       0.35       0.37
                        Diluted                  0.48       0.35       0.37




15.             Employee Savings Plan

                The Company has a savings plan, available to substantially all employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company's contribution to the plan was $208,000 in 1999, $190,000 in 1998, and $180,000 in 1997.





16.             Concentration of Credit Risk

                Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high credit quality financial institutions. At November 30, 1999 and 1998, approximately 58% and 49%, respectively, of the Company's accounts receivable were from customers in the telecommunication industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers operating in the telecommunication industry have not been material


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


17.             OPERATING SEGMENTS

                The Company was founded as a solutions-oriented company, designing and manuacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has expanded its core EMI filter technology to a broad line of control products and systems. Currently, the Company has two reportable segments: interconnect products and control products.

                The Company's Interconnect Products Division manufactures a wide range of low pass filters, filtered arrays, and filtered connectors. The
Company's Control Products Division manufactures various power products (power distribution units, intelligent power management and contidioning products, power entry modules, and power line filters) and microwave products (coaxial resonators, bandpass filters, and duplexers). Although the Company's products are utilized in numerous applications and industries, the Company's primary markets are communication equipment, military, and aerospace.

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

For the years ended November 30, 1999, 1998, and 1997, reportable segment information is as follows(in thousands):


                                Interconnect Control
          1999                  Products     Products     Other       Total
Revenue from unaffiliated
  customers                     $63,355      $32,863      $1,511      $97,729
Depreciation expense              1,297          674                    1,971
Segment income                   21,507        7,739                   29,246
Segment assets                   20,236        8,752                   28,988
Capital expenditures              1,085        1,640                    2,725



                                Interconnect Control
          1998                  Products     Products     Other       Total
Revenue from unaffiliated
  customers                     $42,025      $16,235      $1,608      $59,868
Depreciation expense              1,171          499                    1,670
Segment income                   16,780        3,509                   20,289
Segment assets                    8,419        5,715                   14,134
Capital expenditures                388        1,186                    1,574


                               Interconnect  Control
          1997                 Products      Products     Other       Total
Revenue from unaffiliated
  customers                    $44,709       $11,168      $  589      $56,466
Depreciation expense             1,197           296                    1,493
Segment income                  16,841         1,255                   18,096
Segment assets                   9,312         4,487                   13,799
Capital expenditures               713         1,134                    1,847

        Other revenue consists of sales of ceramic capacitors. The Company's ceramic operations primarily manufacture and transfer ceramic capacitors and resonators to the Company's Interconnect Products and Control Products Divisions. Accordingly, the Company considers its ceramic capacitor operations to be a functional department and not a reportable operating segment.


        For the years ended November 30, 1999, 1998 and 1997, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):


Depreciation expense                            1999      1998      1997
Total depreciation expense
  for reportable segments                      $ 1,971   $ 1,670   $ 1,493
Unallocated amounts:
  Depreciation expense related to
   the Company's ceramic
   capacitor operations                          1,484     1,545     1,375
  Depreciation expense related to
   selling, general and administrative
   activities                                      464       372       419
Consolidated depreciation expense              $ 3,919   $ 3,587   $ 3,287



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income before provision
for income taxes                                1999       1998      1997
Total income for reportable segments           $29,246    $20,289   $18,096
Unallocated amounts:
  Manufacturing expense related to
   the Company's ceramic
   capacitor operations                        (4,272)    (3,613)   (2,173)
  Selling, general and
   administrative expense                     (14,810)   (10,214)  (10,137)
  Interest expense                             (1,420)      (228)     (417)
  Other income                                      96         85       141
Consolidated income before
  provision for income taxes                   $ 8,840    $ 6,319   $ 5,510


Assets                                          1999       1998      1997
Total assets for reportable segments           $28,988    $14,134   $13,799
Unallocated amounts:
  Assets utilized in the
   Company's ceramic
   capacitor operations                         13,434     12,805    12,097
  Cash and cash equivalents                        538        739       196
  Accounts receivable                           19,330     10,162     9,997
  Goodwill                                      14,225      2,547         -
  Other assets                                   6,039      3,752     3,967
Total consolidated assets                      $82,554    $44,139   $40,056


Captial expenditures                            1999      1998       1997
Total capital expenditures for
  reportable segments                          $ 2,725   $ 1,574    $ 1,847
Capital expenditures related
  to the Company's ceramic
  capacitor operations                             864     1,335      1,289
Capital expenditures related
  to the Company's selling,
  general and administrative
  activities                                     1,383       384        144
Total consolidated capital
  expenditures                                 $ 4,972   $ 3,293    $ 3,280



         The Company has operations in the United States and Germany. Sales are attributed to individual countries based upon the location responsible for the sale. The company transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. The geographic distribution of sales and long-lived assets for 1999, 1998 and 1997 is as follows (in thousands):

                                            United
       1999                                 States      Germany      Total
Revenue from unaffiliated customers         $82,662     $15,067      $97,729
Long-lived assets:
  Property, plant and equipment              21,241         125       21,366
  Intangible assets                          14,940          --       14,940



                                            United
       1998                                 States      Germany      Total
Revenue from unaffiliated customers         $50,864     $9,004       $59,868
Long-lived assets:
  Property, plant and equipment              16,188        101        16,289
  Intangible assets                           2,941         --         2,941

                                            United
       1997                                 States      Germany      Total
Revenue from unaffiliated customers         $48,148     $8,318       $56,466
Long-lived assets:
  Property, plant and equipment              15,885         94        15,979
  Intangible assets                             499         --           499




           In 1999 and 1998, the Company's largest single customer, an original equipment manufacturer of telecommunication equipment, represented 18% and 11%, respectively, of total consolidated net sales. Sales to this major customer principally consisted of control products. In 1997, the Company's largest single customer represented 9% of total consolidated net sales. Sales to this customer principally consisted of interconnect products.



18.             Quarterly Financial Data (Unaudited)

                                        Year Ended November 30, 1999
                             			   First      Second     Third      Fourth
				                                (in thousands, except per share data)
Net sales                          $ 15,325   $ 24,542   $ 28,891   $ 28,971
Gross margin                          4,412      7,011      8,074      8,415
Net income                              863      1,510      1,597      1,500
Earnings per common share:
    Basic                              0.08       0.14       0.15       0.14
    Diluted                            0.08       0.14       0.14       0.13

                                        Year Ended November 30, 1998
                            				   First      Second     Third      Fourth
				                                (in thousands, except per share data)
Net sales                          $ 14,641   $ 15,190   $ 14,023   $ 16,014
Gross margin                          4,419      4,741      4,232      4,892
Net income                              956      1,059        915      1,004
Earnings per common share:
    Basic                              0.09       0.10       0.08       0.09
    Diluted                            0.09       0.10       0.08       0.09


Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.


19.             Operating Leases

	       The Company has entered into several operating lease agreements, primarily relating to sales office facilities and computer equipment.
These leases are noncancelable and expire on various dates through 2006.
Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):


                        2000            $    149
                        2001                 140
                        2002                  85
                        2003                  58
                        2004                  56
                        Later years           89
                                        $    577

	       Total rent expense under all operating leases amounted to $1,140,000 in 1999, $644,000 in 1998, and $517,000 in 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth under "Election of Directors" and "Directors of the Company" on pages 3, 4 and 5 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 3, 2000 (the "Proxy Statement") is incorporated herein by reference.

          The following information is provided with respect to the executive officers of the Company:

          Name of Officer         Age  Position

          John P. Freeman         45   Vice President, Chief Financial Officer

          Lawrence G. Howanitz    47   Vice President Signal Products Group

          James A. Siegel         58   Treasurer

          Robert L. Smith         61   Vice President Quality and Technology

          Richard A. Southworth   57   President, Chief Executive Officer

          James F. Toohey         65   Secretary

          Brian F. Ward           40   Vice President Sales and Marketing



          Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In January 1990, he was named Vice President and Chief Financial Officer.

          Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions. In 1997, he was appointed General Manager of the Company's Interconnect Products Division. In September of 1999, Mr. Howanitz was named Vice President Signal Products Group. In this position, he is responsible for the Company's worldwide signal products business which includes interconnect filter products, microwave/wireless filters, and ceramic capacitors.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth under "Certain Relationships and Related Transactions" on page 7 of the Proxy Statement is incorporated herein by reference.

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

                Consolidated Balance Sheets as of November 30, 1999 and 1998 Consolidated Statements of Income for the Years Ended November 30, 1999, 1998 and 1997
                Consolidated Statements of Stockholders' Equity for the Years Ended November 30, 1999, 1998 and 1997
                Consolidated Statements of Cash Flows for the Years Ended November 30, 1999, 1998 and 1997

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

                        Stock Option Plan of 1995, previously filed under Form S-8 on January 22, 1996, and incorporated herein by reference (10.1)

                        Non-Employee Directors' Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference (10.2)

                      		Subsidiaries of the registrant (21)

                        Consent of Independent Auditors(23)

(b)  Reports on Form 8-K

     None


                    SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  For the Three Years Ended November 30, 1999
                        (Dollar Amounts in Thousands)


Column A                      Column B     Column C     Column D       Column E


                                           Additions
                              Balance At   Charged to                  Balance
                              Beginning    Costs and                   at End
Description                   of Year      Expenses     Deductions     of Year
Year ended November 30, 1997

Allowance for doubtful accts. $  378       $    128     $     97(1)   $   409

Valuation allowance for
  deferred tax assets          1,256              -        1,194(2)        62

                              $1,634       $    128     $  1,291      $   471


Year ended November 30, 1998

Allowance for doubtful accts. $  409       $    101     $    104(1)   $   406

Valuation allowance for
  deferred tax assets             62              -           62(2)         -

                              $  471       $    101     $    166      $   406


Year ended November 30, 1999

Allowance for doubtful accts. $  406       $    399     $    132(1)   $   673


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
        100% - Owned Subsidiary
        Incorporated in Germany
        Operating Company

                                                                   Exhibit 23




CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 dated May 11, 1987 pertaining to the Spectrum Control, Inc. Non-Qualified Stock Option Plan of 1987, the Registration Statement on Form S-8 dated January 22, 1996 pertaining to the Spectrum Control, Inc. Stock Option Plan of 1995, and the Registration Statement on Form S-8 dated July 16, 1996 pertaining to the Spectrum Control, Inc. 1996 Non-Employee Directors' Stock Option Plan, of our report dated January 4, 2000, with respect to the consolidated financial statements and schedule included in this Form 10-K of Spectrum Control, Inc.








                                        ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
February 23, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Spectrum Control, Inc.

                                  By:            /s/Richard A. Southworth
February 28, 2000                                  Richard A. Southworth
                                          President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      /s/Edwin R. Bindseil        Director                   February 28, 2000



      /s/John P. Freeman          Director,                  February 28, 2000
                                  Chief Financial Officer,
                                  and Principal
                                  Accounting Officer



      /s/J. Thomas Gruenwald      Director                   February 28, 2000



      /s/Melvin Kutchin           Director                   February 28, 2000



      /s/John M. Petersen         Director                   February 28, 2000



      /s/Gerald A. Ryan           Director                   February 28, 2000



      /s/James F. Toohey          Director                   February 28, 2000