Form 10-Q
period 2000-02-29
SPECTRUM CONTROL INC
filed 2000-04-13
CIK 92769

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 29, 2000         Commission File Number 0-8796


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


                                Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                       Number of Shares Outstanding
             Class                         as of March 15, 2000
      Common, no par value                       11,004,371

                      SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                  INDEX


                                                              PAGE NO.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
        February 29, 2000 and November 30, 1999                 3-4


        Condensed Consolidated Statements of Income --
        Three Months Ended February 29, 2000  and                 5
        February 28, 1999

        Condensed Consolidated Statements of Cash Flows --
        Three Months Ended February 29, 2000 and                  6
	February 28, 1999


        Notes to Condensed Consolidated Financial Statements   7-11



Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations         12-19



PART II	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         20




Signature                                                        21

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                          February 29,   November 30,
                                             2000           1999
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $   147        $   538

  Accounts receivable, net of
  allowances                                 19,589         19,330

  Inventories
     Finished goods                           5,528          4,132
     Work-in-process                          9,171          9,626
     Raw materials                           11,754         10,859
       Total inventories                     26,453         24,617



  Prepaid expenses and other
  current assets                              1,309          1,278

       Total current assets                  47,498         45,763

PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $18,993
  in 2000 and $17,836 in 1999                21,177         21,366

OTHER ASSETS

 Goodwill                                    14,688         14,225
 Patents and patent rights                      310            321
 Debt issuance costs                            375            394
 Deferred income taxes                          108            108
 Deferred charges                               320            377

        Total other assets                   15,801         15,425

TOTAL ASSETS                                $84,476        $82,554


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                      February 29,   November 30,
                                         2000           1999
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $ 6,030        $ 5,089
  Accounts payable                       11,343          8,801
  Accrued salaries and wages              1,542          2,553
  Accrued interest                           64            103
  Accrued other expenses                    534            952
  Current portion of long-term debt       4,276          4,276

          Total current liabilities      23,789         21,774

LONG-TERM DEBT                           17,891         19,011

DEFERRED INCOME TAXES                     2,753          2,634

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 11,074,371 shares in 2000
   and 11,018,703 in 1999                14,802         14,633
  Retained earnings                      26,327         25,268
  Treasury stock, 70,000 shares in
   2000 and 1999, at cost                  (294)          (294)
                                         40,835         39,607
  Accumulated other comprehensive
   income
     Foreign currency translation
      adjustment                           (792)          (472)

          Total stockholders' equity     40,043         39,135

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $84,476        $82,554



The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF INCOME
(UNAUDITED)
                      (Dollars in Thousands Except Per Share Data)

                                   Three Months Ended
                              February 29,      February 28,
                                 2000              1999
Net sales                      $28,524            $15,325

Cost of products sold           22,018             10 913

Gross margin                     6,506              4,412

Selling, general and
 administrative expense          4,613              2,980


Income from operations           1,893              1,432

Other income (expense)
 Interest expense                 (593)               (53)
 Other income and expense,
  net                              407                 11
                                  (186)               (42)


Income before provision
 for income taxes                1,707              1,390

Provision for
 income taxes                      648                527

Net income                    $  1,059             $  863


Earnings per common share:
 Basic                        $   0.10             $ 0.08
 Diluted                      $   0.09             $ 0.08

Dividends declared per
 common share                 $      -             $    -

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                        Three Months Ended
                                   February 29,       February 28,
                                      2000                1999
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                $1,208               $ 128

CASH FLOWS FROM INVESTING
 ACTIVITIES

      Purchase of property, plant
       and equipment                   (987)               (867)

      Payment for acquired businesses  (651)                  -

        Net cash used in investing
         activities                  (1,638)               (867)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings of
    short-term debt                   1,001                  64
   Repayment of long-term debt       (1,120)                (37)
   Net proceeds from issuance
    of common stock                     169                   -

      Net cash provided by
       financing activities              50                  27

Effect of Exchange Rate
   Changes on Cash                      (11)                 16

Net Decrease in Cash
  and Cash Equivalents                 (391)               (696)

Cash and Cash Equivalents,
  Beginning of Period                   538                 739

Cash and Cash Equivalents,
  End of Period                      $  147              $   43

Cash Paid During the Period For:

      Interest                       $  632              $   73
      Income taxes                        3                  23

 The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2000



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

The balance sheet at November 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1999.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 4 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:


                                                 Three Months Ended
                                            February 29,     February 28,
                                               2000              1999
Numerator for basic and
  diluted earnings per
  common share (in thousands):

            Net income                         $ 1,059            $   863

Denominator for basic
  earnings per common
  share (in thousands):

            Weighted average
              shares outstanding                10,972             10,887

Denominator for diluted
  earnings per common
  share (in thousands):

            Weighted average
              shares outstanding                10,972             10,887

            Effect of dilutive securities:
              Stock options                        259                 70
              Stock warrants                        53                  -

                                                11,284             10,957


Earnings per common share:

   Basic                                        $ 0.10             $ 0.08

   Diluted                                      $ 0.09             $ 0.08

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 5 - Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):


                                                Three Months Ended
                                         February 29,          February 28,
                                            2000                  1999

Net income                               $    1,059            $      863

Foreign currency translation adjustment        (320)                 (105)

Comprehensive income                     $      739            $      758


Note 6- Operating Segments

The Company was founded as a solutions - oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference. In recent years, the Company has broadened its focus and product lines to become a Control Products and Systems Company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Effective December 1, 1999, the Company realigned its business segments to better reflect its current strategic focus.

The Company's operating results are now reported in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters and duplexers), and specialty ceramic capacitors. The Power Products Group manufactures various power management and conditioning products including power distribution systems, power line filters, and power entry modules.
The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

The Company evaluates performance and allocates resources to its operating segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and non-operating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss. In addition, reportable assets are comprised solely of property, plant, equipment, and inventories.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting polices and procedures used to determine segment income have been consistently applied.

Reportable segment information for the periods ended February 29, 2000 and February 28, 1999 is as follows (in thousands):


                                     Signal          Power
                                    Products        Products          Total

Three Months Ended
  February 29, 2000:

  Revenue from unaffiliated
    customers                         $19,852        $ 8,672        $ 28,524

  Segment income                        3,604          2,212           5,816

  Segment assets                       37,166          8,744          45,910



Three Months Ended
 February 28, 1999:

  Revenue from unaffiliated
    customers                          10,248          5,077          15,325

  Segment income                        2,659          1,236           3,895

  Segment assets                       24,302          4,912          29,214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



A reconciliation of total reportable segment income to consolidated income before provision for income taxes is as follows (in thousands):



                                                     Three Months Ended
                                                 February 29,     February 28,
                                                    2000           1999

Total income for reportable segments               $5,816            $3,895

Unallocated amounts:

  Selling, general and administrative expense      (3,923)           (2,463)

  Interest expense                                   (593)              (53)

  Other income                                        407                11

Consolidated income before provision for
  income taxes                                     $1,707            $1,390

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the fiscal year ended November 30, 1999.

General

Spectrum Control, Inc. was founded as a solutions - oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, the Company has broadened its focus and product lines to become a Control Products and Systems Company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance.

The Company's operations are conducted in two business segments: signal products and power products. The Company's Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). The Power Products Group manufactures various power management and conditioning products including power distribution systems, power line filters, and power entry modules. Although these signal and power products are used in virtually all industries worldwide, the Company's largest market segment is communications equipment. Approximately 60% of the Company's sales are to customers in the telecommunication industry.

On March 26, 1999, the Company acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated ("AMP"). AMP is a world leader in the manufacture of electrical, electronic, fiber-optic and wireless interconnection devices and systems. Through SCPD, AMP manufactured and sold a broad line of EMI filter products. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's financial statements since the date of acquisition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 29, 2000 and February 28, 1999:

                                                    2000         1999
       Net sales                                 100.0%        100.0%
       Cost of products sold                      77.2          71.2
       Gross margin                               22.8          28.8
       Selling, general and
         administrative expense                   16.2          19.4
       Income from operations                      6.6           9.4
       Other income (expense)
          Interest expense                        (2.1)         (0.3)
          Other income and expense, net            1.4            -
       Income before provision
          for income taxes                         5.9           9.1
       Provision for income taxes                  2.2           3.5
       Net income                                  3.7%          5.6%




First Quarter 2000 Versus First Quarter 1999

Net Sales

Net sales increased $13.2 million or 86% during the period, with consolidated net sales of $28.5 million in the first quarter of fiscal 2000 and $15.3 million in the comparable quarter of 1999. Of this increase, $9.6 million was generated from the sale of signal products, with sales of discrete EMI low pass filters increasing $2.1 million and filtered arrays/connectors increasing $7.5 million during the period. The increased shipment of filtered arrays and connectors was primarily generated from the sale of SCPD products. Sales of the Company's power product offerings increased $3.6 million during the first quarter, primarily reflecting additional shipments of power distribution systems and single line filters. These power products are principally used in communications equipment including high-end internet servers and networks. Selling prices declined slightly during the period as a result of competitive market pressures. Overall demand for the Company's products was very strong during the period with total customer orders of $37.7 million received in the first quarter of fiscal 2000, an increase of $14.6 million or 63% from the first quarter of last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



International sales, through the Company's German subsidiary, amounted to $3.7 million or 13% of total consolidated sales in the first quarter of fiscal 2000, compared to $2.2 million or 14% of consolidated sales in the comparable quarter of 1999. The increase in international sales principally reflects additional shipments to European customers. Management expects international markets to continue to represent a significant portion of its sales base.

Gross Margin

With additional sales volume, gross margin increased to $6.5 million in the first quarter of fiscal 2000, compared to $4.4 million in the comparable quarter of 1999. As a percentage of sales, gross margin declined during the period, amounting to approximately 23% in 2000 and 29% in 1999. The decrease in gross margin percentage primarily reflects manufacturing yield losses and resultant higher labor costs incurred during the integration of SCPD into the Company's Signal Products Group. As part of this integration, the Company is redesigning certain SCPD products and production processes which is expected to ultimately reduce manufacturing costs and improve operating efficiencies. The Company currently anticipates the integration process to be substantially completed by May 31, 2000. Accordingly, management believes gross margin percentages will improve during the second half of fiscal 2000 and approximate 29% to 30% of sales.

Selling, General and Administrative Expense

As a result of greater sales volume, selling expense increased during the period. In the first quarter of fiscal 2000, selling expense amounted to $2.8 million or 10% of sales, compared to $1.8 million or 11% of sales in the same quarter of 1999. The decrease in selling expense, as a percentage of sales, principally reflects economies of scale realized with the additional sales volume. General and administrative expense was approximately $1.8 million in the first quarter of 2000, compared to $1.2 million in the comparable quarter of 1999. Of this increase, approximately $150,000 arises from the amortization of goodwill recognized in connection with the Company's acquisition of SCPD in March 1999. The remaining increase in general and administrative expense primarily reflects additional personnel costs, professional fees and other operating expenses associated with the Company's increased business activity.

Other Income and Expense

Interest expense increased by $540,000 during the period, with interest expense amounting to $593,000 in the first three months of fiscal 2000 and $53,000 in the first three months of 1999. To finance the acquisition of SCPD, the Company secured an aggregate $20.0 million term loan from its principal lending institutions. The six year term loan bears interest at variable rates at or below the prevailing prime rate. The increase in interest expense primarily reflects this term loan indebtedness. In addition, weighted average short-term bank borrowings and interest rates increased during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



The Company holds numerous United States and foreign patents relating to polymer multilayer ("PML") technology. During the first quarter of fiscal 2000, the Company realized $375,000 of license fee income upon the granting of a PML capacitor license. Although the license, as well as other PML technology licenses previously granted by the Company, requires certain royalties to be paid to the Company upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Income Taxes

The Company's effective income tax rate was 38% in 2000 and 1999, compared to an applicable statutory income tax rate of approximately 40%.
Differences in the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and it's competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix. In fiscal year 2000, management expects approximately 60% of the Company's sales will be to customers in the telecommunication industry. Accordingly, any significant change in the telecommunication industry's activity level would have a direct impact on the Company's performance.

Liquidity, Capital Resources and Financial Condition

The Company maintains a line of credit with its principal lending institutions (PNC Bank of Erie, Pennsylvania and M & T Bank of Buffalo, New
York). Effective March 21, 2000, the aggregate line of credit was increased from $6.0 million to $10.0 million. This revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the prevailing prime rate. At February 29, 2000, the Company had borrowed $4.9 million under this financing arrangement. The current line of credit agreement expires March 26, 2002.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.8 million (3.5 million DM). At February 29, 2000, outstanding borrowings under these lines of credit amounted to $1.1 million (2.2 million DM). Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

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

On March 26, 1999, the Company entered into a credit agreement with its principal lending institutions covering the $20.0 million term loan and the Company's revolving credit facility (the "Agreement"). The Agreement requires the Company to comply with certain covenants. These covenants generally restrict the Company from granting additional liens on its assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5.0 million in the aggregate. The Agreement also imposes certain restrictions on future acquisitions by the Company. In addition, the Agreement requires the Company to meet the following quarterly financial covenants: maintain a minimum net worth of $28.0 million plus 50% of the Company's net income for each fiscal year ending after November 30, 1998; maintain a minimum ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to fixed charges of 1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of 3.5 to 1.0. As of February 29, 2000, the Company was in compliance with all covenants contained in the Agreement.

The Company's working capital and current ratio were relatively constant throughout the period. At February 29, 2000, the Company had net working capital of $23.7 million, compared to $24.0 million at November 30, 1999. At the end of the first quarter of fiscal 2000, current assets were 2.00 times current liabilities, compared to 2.10 at the end of fiscal 1999.

During the first three months of fiscal 2000, the Company's cash expenditures for property, plant and equipment amounted to $987,000. These capital expenditures primarily related to manufacturing equipment for capacity expansion within the Company's Signal Products Group. At February 29, 2000, the Company had not entered into any material commitments for capital expenditures. However, the Company expects to lease an additional 45,000 square feet of manufacturing space during fiscal 2000 in order to meet growing customer demand and production requirements.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2000, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Despite additional inventory requirements, the Company's operating cash flow increased during the period. During the first three months of fiscal 2000, net cash generated from operations amounted to $1.2 million, an increase of $1.1 million from the comparable period of 1999. During the first quarter of fiscal 2000, inventories grew by $1.9 million. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw materials to support future shipment requirements.

At February 29, 2000, goodwill represented 17% of total assets and 37% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with the Company's acquisition of SCPD. The Company amortizes goodwill on a straight-line basis over a period of 20 years and periodically reviews its carrying value for possible impairment. Based upon a review of expected future operating cash flows derived from the acquisition of SCPD, management has determined that no impairment losses need be recognized in the current period.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of the Company's European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. As a result, fluctuations in currency exchange rates may affect the Company's operating results and cash flow. For each of the periods presented herein, however, currency exchange rate gains and losses were not material. In addition, an assumed 10% adverse change in all foreign currencies in which the Company currently transacts business would not have a material impact on the Company's operating results, financial position, or cash flows.

Euro

In 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company has completed all the necessary enhancements to its sales order, banking arrangements and operational procedures to ensure Euro compliance. The Company is able to process orders, invoice customers and accept payment in Euros throughout Europe. The introduction of the Euro has not had any material adverse impact upon the Company. The Company continues to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

The following table presents information about the Company's market sensitive financial instruments. The table sets forth the principal and notional amounts, as well as the year of maturity and applicable interest rates for all significant financial and derivative financial instruments in effect as of February 29, 2000:

                                           Year of Maturity
Description              2000       2001       2002       2003      Thereafter
Revolving credit
 facility:
  Principal amount   $4,900,000
  Actual floating
   rate
    Euro-rate portion     5.88%

Term loan:
  Principal amount   $2,727,000  $3,636,000  $3,636,000  $3,636,000  $5,456,000
  Actual floating
   rate
    Euro-rate portion     5.88%       5.88%       5.88%       5.88%       5.88%

Interest rate swap
 agreement:
   PNC Bank, N.A.
     Notional amount $2,727,000  $3,636,000  $2,728,000
     Actual fixed
      interest pay
       rate               5.89%       5.89%       5.89%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's time
- sensitive software includes most of its business information systems, computer systems embedded in production equipment, test equipment, and personal computers. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. With the changeover to the year 2000, the Company did not experience any disruption to its operations. There can be no assurance, however, that there will not be future complications arising from the Year 2000 Issue.

The Company's program for addressing the Year 2000 Issue included an assessment and evaluation of internal systems, which resulted in testing and remediation efforts for year 2000 compliance. In addition, the Company queried its important customers, vendors, and service providers to determine the extent to which the Company was vulnerable to any failure by these third-party providers and ascertain their readiness for the year 2000.

The Company used both internal and external resources to reprogram or replace, test, and implement the software and production equipment for year 2000 modifications. Total year 2000 project costs were not material. Although the Company believes that it has successfully addressed any significant disruption from the Year 2000 Issue, management will continue to monitor all critical systems for the appearance of delayed complications or disruptions, as well as continue to monitor its suppliers and customers.

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




                                             SPECTRUM CONTROL, INC.
                                                  (Registrant)



Date:  April 13, 2000                  By:      /s/ John P. Freeman
                                          John P. Freeman, Vice President
                                             and Chief Financial Officer
                                              (Principal Accounting and
                                                  Financial Officer)