Form 10-Q
period 2000-05-31
SPECTRUM CONTROL INC
filed 2000-06-30
CIK 92769

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2000          Commission File Number 0-8796


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

                              Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

						Number of Shares Outstanding
             Class                                   as of June 15, 2000
      Common, no par value                                11,012,468

                SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                INDEX


                                                            PAGE NO.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
        May 31, 2000 and November 30, 1999

        Condensed Consolidated Statements of Income --
        Three Months Ended and Six Months Ended
        May 31, 2000 and 1999

        Condensed Consolidated Statements of Cash Flows --
        Three Months Ended and Six Months Ended
        May 31, 2000 and 1999

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations



PART II	OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


Item 6. Exhibits and Reports on Form 8-K



Signature

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    May 31, 2000   Nov. 30, 1999

ASSETS

CURRENT ASSETS

  Cash and cash equivalents            $    641        $   538

  Accounts receivable, net of
  allowances                             21,473         19,330

  Inventories
     Finished goods                       4,911          4,132
     Work-in-process                     10,693          9,626
     Raw materials                       11,555         10,859
       Total inventories                 27,159         24,617


  Prepaid expenses and other
  current assets                          1,044          1,278

       Total current assets              50,317         45,763



PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $20,136
  in 2000 and $17,836 in 1999            21,536         21,366

OTHER ASSETS

 Goodwill                                14,785         14,225
 Patents and patent rights                  301            321
 Debt issuance costs                        356            394
 Deferred income taxes                      108            108
 Deferred charges                           355            377

        Total other assets               15,905         15,425

TOTAL ASSETS                            $87,758        $82,554


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                     May 31, 2000    Nov.30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $ 7,132        $ 5,089
  Accounts payable                       10,694          8,801
  Accrued salaries and wages              1,995          2,553
  Accrued interest                          118            103
  Accrued other expenses                  1,323            952
  Current portion of long-term debt       4,276          4,276

          Total current liabilities      25,538         21,774

LONG-TERM DEBT                           16,973         19,011

DEFERRED INCOME TAXES                     2,993          2,634

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 11,081,801 shares in 2000
   and 11,018,703 shares in 1999         14,810         14,633
  Retained earnings                      28,453         25,268
  Treasury stock, 70,000 shares in
   2000 and 1999, at cost                  (294)          (294)
                                         42,969         39,607
  Accumulated other comprehensive income
   Foreign currency translation
   adjustment                              (715)          (472)

          Total stockholders' equity     42,254         39,135

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $87,758        $82,554


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                           (Dollars in Thousands Except Per Share Data)

                          Three Months Ended             Six Months Ended
                                May 31                        May 31
                           2000         1999            2000          1999
Net sales                $32,087      $24,542         $60,611        $39,867

Cost of products sold     22,970       17,531          44,988         28,444

Gross margin               9,117        7,011          15,623         11,423

Selling, general and
 administrative expense    5,129        4,266           9,742          7,246


Income from operations     3,988        2,745           5,881          4,177

Other income (expense)
 Interest expense           (586)        (335)         (1,179)          (388)
 Other income and expense,
  net                         28           24             435             35
                            (558)        (311)           (744)          (353)

Income before provision
 for income taxes          3,430        2,434           5,137          3,824

Provision for
 income taxes              1,304          924           1,952          1,451

Net income               $ 2,126     $  1,510         $ 3,185         $2,373


Earnings per common share:
 Basic                   $  0.19     $   0.14         $  0.29         $ 0.22
 Diluted                 $  0.19     $   0.14         $  0.28         $ 0.22

Dividends declared per
 common share            $     -     $      -         $     -         $    -

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                               Six Months Ended
                                                    May 31
                                           2000                1999
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $3,274              $  897

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant and
     equipment                            (2,523)             (2,426)
    Payment for acquired businesses         (935)            (20,745)

      Net cash used in investing
       activities                         (3,458)            (23,171)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings of short-term debt       2,152               1,495
   Borrowings of long-term debt                -              20,550
   Repayment of long-term debt            (2,038)               (428)
   Net proceeds from issuance
    of common stock                          177                  20

      Net cash provided by
       financing activities                  291              21,637

Effect Of Exchange Rate
   Changes On Cash                            (4)                (29)

Net Increase (Decrease)In Cash
   And Cash Equivalents                      103                (666)

Cash And Cash Equivalents,
   Beginning Of Period                       538                 739

Cash And Cash Equivalents,
   End Of Period                          $  641              $   73

Cash Paid During The Period For:

      Interest                            $1,164              $  359
      Income taxes                           993               1,271


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2000



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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 4 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                           Three Months Ended         Six Months Ended
                                 May 31                    May 31
                           2000          1999         2000        1999
Numerator for basic and
  diluted earnings per
  common share
  (in thousands):

     Net income           $ 2,126      $ 1,510      $ 3,185      $ 2,373

Denominator for basic
  earnings per common
  share (in thousands):

     Weighted average
     shares outstanding    11,011       10,890       10,992       10,888

Denominator for diluted
  earnings per common
  share (in thousands):

     Weighted average
      shares outstanding   11,011       10,890       10,992       10,888


     Effect of dilutive
      securities:
       Stock options          200          105          230           87
       Stock warrants          40            -           46            -

                           11,251       10,995       11,268       10,975

Earnings per common share:
  Basic                   $  0.19      $  0.14     $  0 .29     $  0 .22
                          $  0.19      $  0.14     $  0 .28     $  0 .22
  Diluted


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 5- Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):

                             Three Months Ended         Six Months Ended
                                    May 31                  May 31
                             2000          1999         2000        1999

Net income                $  2,126     $  1,510     $  3,185    $  2,373
Foreign currency
 translation adjustment         77           51         (243)        (54)

Comprehensive income      $  2,203     $  1,561     $  2,942    $  2,319



Note 6- Operating Segments

The Company was founded as a solutions - oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference. In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Effective February 1, 2000, the Company realigned its business segments to better reflect its current strategic focus.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied.

Reportable segment information for the periods ended May 31, 2000 and 1999 is as follows (in thousands):


Three Months Ended May 31:            Signal         Power
                                     Products       Products          Total
  2000

  Revenue from unaffiliated
    customers                         $23,646        $ 8,441        $ 32,087
  Segment income                        6,667          2,125           8,792
  Segment assets                       38,463          8,466          46,929

  1999

  Revenue from unaffiliated
    customers                          16,865          7,677          24,542
  Segment income                        4,423          1,898           6,321
  Segment assets                       33,497          7,229          40,726



Six Months Ended May 31:

  2000

  Revenue from unaffiliated
    customers                          43,498         17,113          60,611
  Segment income                       10,271          4,337          14,608
  Segment assets                       38,463          8,466          46,929

  1999

  Revenue from unaffiliated
    customers                          27,113         12,754          39,867
  Segment income                        7,082          3,134          10,216
  Segment assets                       33,497          7,229          40,726


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2000 and 1999 is as follows (in thousands):

                             Three Months Ended         Six Months Ended
                                    May 31                  May 31
                             2000         1999         2000        1999
Total income for
  reportable segments     $  8,792     $  6,321     $ 14,608    $ 10,216

Unallocated amounts:

  Selling, general and
    administrative expense  (4,804)      (3,576)      (8,727)     (6,039)

  Interest expense            (586)        (335)      (1,179)       (388)

  Other income                  28           24          435          35

Consolidated income
  before provision
  for income taxes       $   3,430     $  2,434    $   5,137    $  3,824


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

The Company's operations are primarily conducted in two business segments: signal products and power products. The Company's Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, and duplexers), and specialty ceramic capacitors
(single layer, temperature compensating, high voltage, and switch mode). The Power Products Group manufactures various power management and conditioning products including power distribution systems, power line filters, and power entry modules. Although these signal and power products are used in virtually all industries worldwide, the Company's largest market segment is telecommunications equipment. Approximately
60% of the Company's sales are to customers in the telecommunication industry.

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

Forward-Looking Information

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements which reflect management's current views with respect to future operating performance, ongoing cash requirements, and production capacity expansion. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)



Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and six months ended May 31, 2000 and
1999:
                             Three Months Ended         Six Months Ended
                                    May 31                  May 31
                             2000          1999         2000        1999
Net sales                   100.0%        100.0%       100.0%      100.0%
Cost of product sold         71.6          71.4         74.2        71.3
Gross margin                 28.4          28.6         25.8        28.7
Selling, general and
  administrative expense     16.0          17.4         16.1        18.2
Income from operations       12.4          11.2          9.7        10.5
Other income (expense)
  Interest expense           (1.8)         (1.4)        (1.9)       (1.0)
  Other income and
    expense, net              0.1           0.1          0.7         0.1
Income before provision
  for income taxes           10.7           9.9          8.5         9.6
Provision for income taxes    4.1           3.7          3.2         3.6
Net income                    6.6%          6.2%         5.3%        6.0%


Second Quarter 2000 Versus Second Quarter 1999

Net Sales

Net sales increased $7.6 million or 30.7% during the period, with consolidated net sales of $32.1 million in the second quarter of fiscal 2000 and $24.5 million in the comparable quarter of 1999. Of this increase, $6.8 million was generated from the sale of signal products, with sales of discrete EMI low pass filters increasing $2.2 million, filtered arrays and connectors increasing $4.4 million, and microwave/ wireless products increasing approximately $200,000. The increase in signal product sales primarily reflects additional shipment volume of components used in various telecommunication equipment including cellular base stations, power amplifiers and transceivers. Overall demand for the Company's products was strong during the period with total customer orders of $38.3 million received in the second quarter of fiscal 2000, an increase of $7.6 million or 24.8% from the second quarter of last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Gross Margin

With additional sales generated, gross margin increased to $9.1 million in the second quarter of fiscal 2000, compared to $7.0 million in the comparable quarter of 1999. As a percentage of sales, gross margin was relatively stable throughout the period, amounting to 28.4% in 2000 and 28.6% in 1999. Economies of scale realized with additional shipment volume were substantially offset by changes in sales mix within the Company's signal and power product offerings.

Selling, General and Administrative Expense

Selling expense increased during the period as a result of greater sales volume,. In the second quarter of fiscal 2000, selling expense amounted to $3.0 million or 9.3% of sales, compared to $2.4 million or 9.8% of sales in the same quarter of 1999. General and administrative expense was approximately $2.1 million in the second quarter of 2000, compared to $1.9 million in the comparable quarter of 1999. The increase in general and administrative expense reflects additional personnel costs and operating expenses associated with the Company's increased business activity.

Other Income and Expense

Interest expense increased by $251,000 during the period, with interest expense amounting to $586,000 in the second quarter of fiscal 2000 and $335,000 in the comparable quarter of 1999. To finance the acquisition of SCPD, the Company secured an aggregate $20.0 million term loan from its principal lending institutions. The six year term loan bears interest at variable rates at or below the prevailing prime rate. The increase in interest expense primarily reflects this term loan and additional short-term bank borrowings used to finance growing working capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Six Months 2000 Versus Six Months 1999

Net Sales

For the first half of fiscal 2000, net sales increased $20.7 million or 52.0%, with consolidated sales of $60.6 million in 2000 and $39.9 million in 1999. Sales of the Company's signal products amounted to $43.4 million during the first six months of fiscal 2000, an increase of $16.4 million from same period of 1999. Of this increase, approximately $9.0 million was generated from the sale of SCPD products. The remaining $7.4 million increase in signal product sales principally reflects higher shipment levels to original equipment manufacturers of telecommunication equipment. Sales of the Company's power product offerings increased $4.3 million during the first half of fiscal 2000, primarily reflecting additional shipments of power distribution systems and single line filters. These power products are principally used in communications equipment including high-end internet servers and networks. Selling prices declined slightly during the first half of fiscal 2000 as a result of competitive pressures. Overall demand for the Company's products was strong throughout the period with total customer orders of $76.1 million received in the first six months of fiscal 2000, an increase of $22.3 million or 41.3% from the same period last year.

Gross Margin

For the first six months of fiscal 2000, gross margin was $15.6 million or 25.8% of sales, compared to $11.4 million or 28.7% of sales for the first half of 1999. The decrease in gross margin percentage primarily reflects manufacturing yield losses and higher labor costs incurred during the first three months of fiscal 2000 related to the integration of SCPD into the Company's Signal Products Group. This integration, which included the redesign of certain SCPD products and production processes, was completed during the second quarter of fiscal 2000. To increase manufacturing capacity, the Company is expanding its production and assembly operations.
In June 2000, the Company established manufacturing operations in a new
46,000 square foot facility in Juarez, Mexico. Production in this leased facility is expected to be phased-in throughout fiscal 2000. Later this year, the Company anticipates constructing a 26,000 square foot addition to its Wesson, Mississippi facility. Management believes that these capacity expansions will improve operating efficiencies and lower production costs. Accordingly, management believes gross margin percentages will improve during the second half of fiscal 2000 and approximate 29.0% to 30.0% of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Selling, General and Administrative Expense

With additional sales volume, selling expense increased during the period. During the first half of fiscal 2000, selling expense amounted to $5.8 million or 9.6% of sales, compared to $4.1 million or 10.4% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects economies of scale realized with additional sales volume. General and administrative expense amounted to $3.9 million in the first six months of 2000, compared to $3.1 million in the comparable period of 1999. Of this $800,000 increase, approximately $200,000 consisted of the amortization of goodwill recognized in connection with the Company's acquisition of SCPD in March 1999. The remaining increase in general and administrative expense reflects additional personnel costs, professional fees and other operating expenses associated with the Company's increased business activity.

Other Income and Expense

The Company secured a $20.0 million term loan to substantially finance the acquisition of SCPD. Principally as a result of incurring this debt, interest expense increased $791,000 during the period, from $388,000 in 1999 to $1.2 million in fiscal 2000. In addition, weighted average short-term bank borrowings and interest rates increased during the period.

The Company holds numerous United States and foreign patents relating to polymer multilayer ("PML") technology. During the first half of fiscal 2000, the Company realized $375,000 of license fee income upon the granting of a PML capacitor license. Although the license, as well as other PML technology licenses previously granted by the Company, requires certain royalties to be paid to the Company upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Income Taxes

The Company's effective income tax rate was 38.0% in 2000 and 1999, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Risk Factors That May Affect Future Results

The Company's results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by the Company and it's competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix. In fiscal year 2000, management expects approximately 60.0% of the Company's sales will be to customers in the telecommunication industry. The Company's largest single customer, an original equipment manufacturer of telecommunication equipment, is expected to represent approximately 18.0% of the Company's total consolidated net sales in 2000. Any significant change in the activity level of this major customer, or the overall telecommunication industry, would have a direct impact on the Company's performance.

Liquidity, Capital Resources and Financial Condition

The Company maintains a line of credit with its principal lending institutions (PNC Bank of Erie, Pennsylvania and M & T Bank of Buffalo, New York). Effective March 21, 2000, the aggregate line of credit was increased from $6.0 million to $10.0 million. This revolving credit line is collateralized by substantially all of the Company's tangible and intangible property, with interest rates on borrowings at or below the prevailing prime rate. At May 31, 2000, the Company had borrowed $6.4 million under this financing arrangement. The current line of credit agreement expires March 26, 2002.

The Company's wholly-owned foreign subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (3.5 million DM). At May 31, 2000, outstanding borrowings under these lines of credit amounted to $732,000 (1.6 million
DM). Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

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

On March 26, 1999, the Company entered into a credit agreement with its principal lending institutions covering the $20.0 million term loan and the Company's revolving credit facility (the "Agreement"). The
Agreement requires the Company to comply with certain covenants. These covenants generally restrict the Company from granting additional liens on its assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5.0 million in the aggregate. The Agreement also imposes certain restrictions on future acquisitions by the Company. In addition, the Agreement requires the Company to meet the following quarterly financial covenants: maintain a minimum net worth of $28.0 million plus 50% of the Company's net income for each fiscal year ending after November 30, 1998; maintain a minimum ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to fixed charges of
1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of 3.5 to 1.0. As of May 31, 2000, the Company was in compliance with all covenants contained in the Agreement.

The Company's working capital and current ratio were relatively constant throughout the period. At May 31, 2000, the Company had net working capital of $24.8 million, compared to $24.0 million at November 30, 1999. At the end of the first six months of fiscal 2000, current assets were
1.97 times current liabilities, compared to 2.10 at the end of fiscal
1999.

During the first six months of fiscal 2000, the Company's cash expenditures for property, plant and equipment amounted to $2.5 million. These capital expenditures primarily related to manufacturing equipment for capacity expansion within the Company's Signal Products Group. At May 31, 2000, the Company had not entered into any material commitments for capital expenditures. However, in order to meet growing customer demand and production requirements for our power product offerings, the Company expects to construct a 26,000 square foot addition to its Wesson, Mississippi facility later this year. The Company is currently evaluating financing alternatives for this $1.0 million project.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2000, including scheduled long-term debt repayment and planned capital equipment expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require the Company to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to the Company.

Despite additional inventory requirements, the Company's operating cash flow increased during the period. During the first six months of fiscal 2000, net cash generated from operations amounted to $3.3 million, an increase of $2.4 million from the comparable period of 1999. During the first half of fiscal 2000, inventories grew by $2.7 million. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw materials and work-in-process to support future shipment requirements.

At May 31, 2000, goodwill represented 16.8% of total assets and 35.0% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with the Company's acquisition of SCPD. The Company amortizes goodwill on a straight-line basis over a period of 20 years and periodically reviews its carrying value for possible impairment. Based upon a review of expected future operating cash flows derived from the acquisition of SCPD, management has determined that no impairment losses need be recognized in the current period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of the Company's European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. As a result, fluctuations in currency exchange rates may affect the Company's operating results and cash flow. For each of the periods presented herein, however, currency exchange rate gains and losses were not material. In addition, an assumed 10.0% adverse change in all foreign currencies in which the Company currently transacts business would not have a material impact on the Company's operating results, financial position, or cash flows.

Euro

Certain member countries of the European Union have established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company has implemented all the necessary enhancements to its sales order, banking arrangements and operational procedures to ensure Euro compliance. The Company is able to process orders, invoice customers and accept payment in Euros throughout Europe. The introduction of the Euro has not had any material adverse impact upon the Company. The Company continues to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.

Interest Rate Exposure

The Company has market risk exposure relating to possible fluctuations in interest rates. The Company's policy is to mange interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate debt to fixed interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents information about the Company's market sensitive financial instruments. The table sets forth the principal and notional amounts, as well as the year of maturity and applicable interest rates for all significant financial and derivative financial instruments in effect as of May 31, 2000:


                                           Year of Maturity
Description              2000       2001       2002       2003      Thereafter
Revolving credit
 facility:
  Principal amount    $6,400,000
  Actual floating
   rate
    Euro-rate portion      6.38%

Term loan:
  Principal amount    $1,818,000  $3,636,000  $3,636,000  $3,636,000  $5,456,000
  Actual floating
   rate
    Euro-rate portion      6.62%       6.62%       6.62%       6.62%       6.62%

Interest rate swap
 agreement:
   PNC Bank, N.A.
     Notional amount  $1,818,000  $3,636,000  $2,728,000
     Actual fixed
      interest pay
       rate                5.89%       5.89%       5.89%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133").
SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. The Company expects to adopt SAB No. 101 in its third quarter of fiscal year 2000. In March
2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation ("Interpretation No. 44"), which provides guidance on several implementation issues related to the accounting for employee stock options. Interpretation No. 44 clarifies the definition of employee and the accounting for stock options that have been repriced.

The Company does not expect the adoption of SFAS No. 133, SAB No. 101, or Interpretation No. 44 to have a material impact on the Company's financial position or results of operations.

PART II - OTHER INFORMATION



Item 4.        Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 3, 2000, at the Bel-Aire Hotel, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 a.m. All proposals as described in the Company's Proxy Statement dated March 1, 2000 were approved. Below are details of the matters voted upon at the meeting:

                     Proposal 1 - Election of Directors

Elections were held for three (3) directors to serve until the 2003 Annual Meeting of Shareholders. The results of the votes are as follows:



                        Votes     Votes                      Broker
         Name            For     Against     Abstentions    Non-Votes

J. Thomas Gruenwald   9,769,746   56,857          -             -
Melvin Kutchin        9,651,271  175,332          -             -
Gerald A. Ryan        9,786,201   40,402          -             -

The terms of the following directors extend beyond the Annual Meeting date: Edwin R. Bindseil, John P. Freeman, John M. Petersen, Richard A. Southworth, and James F. Toohey.



                 Proposal 2 - Appointment of Auditors

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's auditors for the fiscal year ending November 30, 2000, subject only to ratification by the shareholders. The results of the votes are as follows:

                        Votes     Votes                      Broker
                         For     Against     Abstentions    Non-Votes

                      9,791,258   25,614         9,731          -

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




                                           SPECTRUM CONTROL, INC.
                                                (Registrant)



Date:  June 30, 2000                By:    /s/ John P. Freeman
                                       John P. Freeman, Vice President
                                         and Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)