Form 10-Q
period 2000-08-31
SPECTRUM CONTROL INC
filed 2000-10-06
CIK 92769

'

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549

                               FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2000        Commission File Number 0-8796


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


                             Yes  X    No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                          Number of Shares Outstanding
          Class                             as of September 15, 2000
   Common, no par value                           13,373,052

                SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                 INDEX


                                                                 PAGE NO.
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets --
          August 31, 2000 and November 30, 1999


          Condensed Consolidated Statements of Income --
          Three Months Ended and Nine Months Ended
          August 31, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows --
          Three Months Ended and Nine Months Ended
          August 31, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K




Signature

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                    August 31, 2000   Nov. 30, 1999

ASSETS

CURRENT ASSETS

  Cash and cash equivalents            $  6,667        $   538

  Accounts receivable, net of
  allowances                             23,130         19,330

  Inventories
     Finished goods                       4,834          4,132
     Work-in-process                     10,725          9,626
     Raw materials                       11,317         10,859
       Total inventories                 26,876         24,617


  Prepaid expenses and other
  current assets                            914          1,278

       Total current assets              57,587         45,763



PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $21,316
  in 2000 and $17,836 in 1999            22,589         21,366

OTHER ASSETS

 Goodwill                                14,850         14,225
 Patents and patent rights                  292            321
 Debt issuance costs                         96            394
 Deferred income taxes                      108            108
 Deferred charges                           450            377

        Total other assets               15,796         15,425

TOTAL ASSETS                            $95,972        $82,554


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                     August 31, 2000    Nov.30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $   189        $ 5,089
  Accounts payable                       10,855          8,801
  Accrued salaries and wages              2,587          2,553
  Accrued interest                          230            103
  Accrued other expenses                  2,424            952
  Current portion of long-term debt         640          4,276

          Total current liabilities      16,925         21,774

LONG-TERM DEBT                            2,417         19,011

DEFERRED INCOME TAXES                     3,321          2,634

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 13,443,052 shares in 2000
   and 11,018,703 shares in 1999         43,045         14,633
  Retained earnings                      31,356         25,268
  Treasury stock, 70,000 shares in
   2000 and 1999, at cost                  (294)          (294)
                                         74,107         39,607
  Accumulated other comprehensive income
   Foreign currency translation
   adjustment                              (798)          (472)

          Total stockholders' equity     73,309         39,135

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $95,972        $82,554


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                           (Dollars in Thousands Except Per Share Data)

                          Three Months Ended            Nine Months Ended
                              August 31                     August 31
                           2000         1999            2000          1999
Net sales                $35,649      $28,891         $96,260        $68,758

Cost of products sold     24,214       20,817          69,202         49,261

Gross margin              11,435        8,074          27,058         19,497

Selling, general and
 administrative expense    6,220        5,005          15,962         12,251


Income from operations     5,215        3,069          11,096          7,246

Other income (expense)
 Interest expense           (564)        (512)         (1,743)          (900)
 Other income and expense,
  net                         29           23             464             58
                            (535)        (489)         (1,279)          (842)

Income before provision
 for income taxes          4,680        2,580           9,817          6,404

Provision for
 income taxes              1,778          983           3,730          2,434

Net income               $ 2,902     $  1,597         $ 6,087         $3,970


Earnings per common share:
 Basic                   $  0.25     $   0.15         $  0.54         $ 0.36
 Diluted                 $  0.25     $   0.14         $  0.53         $ 0.36

Dividends declared per
 common share            $     -     $      -         $     -         $    -

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                              Nine Months Ended
                                                  August 31
                                           2000                1999
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $8,801              $1,827

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant and
     equipment                            (4,752)             (3,575)
    Payment for acquired businesses       (1,190)            (20,958)

      Net cash used in investing
       activities                         (5,942)            (24,533)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings (repayment) of
    short-term debt                       (4,876)              1,613
   Borrowings of long-term debt                -              20,800
   Repayment of long-term debt           (20,230)               (430)
   Net proceeds from issuance
    of common stock
     Exercise of employee stock options      179                  78
     Exercise of stock warrants              379                   -
     Public stock offering                27,854                   -
      Net cash provided by
       financing activities                3,306              22,061

Effect Of Exchange Rate
   Changes On Cash                           (36)                (12)

Net Increase (Decrease)In Cash
   And Cash Equivalents                    6,129                (657)

Cash And Cash Equivalents,
   Beginning Of Period                       538                 739

Cash And Cash Equivalents,
   End Of Period                          $6,667              $   82

Cash Paid During The Period For:

      Interest                            $1,616              $  867
      Income taxes                         1,695               2,168


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2000



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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 4 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. The Company must implement SAB No. 101 by the fourth quarter of fiscal year ending November 30, 2001.

Management does not expect the adoption of SFAS No. 133 or SAB No. 101 to have a material impact on the Company's financial position or results of operations.

Note 5 - Common Stock Offering

On August 16, 2000, the Company sold 2,300,000 shares of its Common Stock in a public offering which resulted in net proceeds of approximately $27,854,000, after deducting issuance costs. The net proceeds of the offering were used to repay $7,400,000 of revolving line of credit indebtedness and $17,273,000 of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 6 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

                           Three Months Ended        Nine Months Ended
                               August 31                  August 31
                           2000          1999         2000        1999
Numerator for basic and
  diluted earnings per
  common share
  (in thousands):

     Net income           $ 2,902      $ 1,597      $ 6,087      $ 3,970

Denominator for basic
  earnings per common
  share (in thousands):

     Weighted average
     shares outstanding    11,423       10,908       11,136       10,895

Denominator for diluted
  earnings per common
  share (in thousands):

     Weighted average
      shares outstanding   11,423       10,908       11,136       10,895


     Effect of dilutive
      securities:
       Stock options          287          178          249          118
       Stock warrants          23            -           39            -

                           11,733       11,086       11,424       11,013

Earnings per common share:
  Basic                   $  0.25      $  0.15     $  0 .54     $  0 .36
  Diluted                 $  0.25      $  0.14     $  0 .53     $  0 .36


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 7- Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):

                             Three Months Ended        Nine Months Ended
                                 August 31                  August 31
                             2000          1999         2000        1999

Net income                $  2,902     $  1,597     $  6,087    $  3,970
Foreign currency
 translation adjustment        (83)          24         (326)        (30)

Comprehensive income      $  2,819     $  1,621     $  5,761    $  3,940


Note 8- Operating Segments

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

The Company's operating results are currently reported in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). The Power Products Group manufactures various power management and conditioning products including power distribution systems, power line filters, and power entry modules. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Reportable segment information for the periods ended August 31, 2000 and 1999 is as follows (in thousands):



Three Months Ended August 31:         Signal         Power
                                     Products       Products          Total
  2000

  Revenue from unaffiliated
    customers                         $27,137        $ 8,512        $ 35,649
  Segment income                        9,060          2,147          11,207
  Segment assets                       39,093          8,564          47,657

    1999

  Revenue from unaffiliated
    customers                          20,726          8,165          28,891
  Segment income                        5,043          2,174           7,217
  Segment assets                       34,593          8,084          42,677



Nine Months Ended August 31:

  2000

  Revenue from unaffiliated
    customers                          70,635         25,625          96,260
  Segment income                       18,994          6,485          25,479
  Segment assets                       39,093          8,564          47,657

  1999

  Revenue from unaffiliated
    customers                          47,839         20,919          68,758
  Segment income                       12,125          5,307          17,432
  Segment assets                       34,593          8,084          42,677


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2000 and 1999 is as follows (in thousands):

                             Three Months Ended       Nine Months Ended
                                 August 31                 August 31
                             2000         1999         2000        1999
Total income for
  reportable segments     $ 11,207     $  7,217     $ 25,479    $ 17,432

Unallocated amounts:

  Selling, general and
    administrative expense  (5,992)      (4,148)     (14,383)    (10,186)

  Interest expense            (564)        (512)      (1,743)       (900)

  Other income                  29           23          464          58

Consolidated income
  before provision
  for income taxes       $   4,680     $  2,580    $   9,817    $  6,404


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 1999.
All references to "we", "us", "our", "the Company", or "Spectrum" in the following discussion and analysis mean Spectrum Control, Inc. and its subsidiaries.

General

We were founded as a solutions - oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest market is the telecommunications industry. Approximately 60% of our sales are to customers in the telecommunications industry. Our products are used in numerous telecommunications systems including wireless base stations, fiber optic networks and switching equipment, wireless modems and LANs, Internet servers, and global positioning systems.

Our operations are primarily conducted in two business segments: signal products and power products. Our Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). Our Power Products Group manufactures various power management and conditioning products including power distribution systems, power line filters, and power entry modules. Recently, we formed our Advanced Systems Group to become a provider of more complex power management systems, and have introduced a line of digital radio-frequency control equipment for remote and automatic electronic systems management.

On March 26, 1999, we acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated
("AMP"). AMP is a world leader in the manufacture of electrical, electronic, fiber-optic and wireless interconnection devices and systems. Through SCPD, AMP manufactured and sold a broad line of EMI filter products with annual sales of approximately $30.0 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's financial statements since the date of acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and nine months ended August 31, 2000 and 1999:

                             Three Months Ended        Nine Months Ended
                                  August 31                August 31
                             2000          1999         2000        1999
Net sales                   100.0%        100.0%       100.0%      100.0%
Cost of products sold         67.9          72.1         71.9        71.7
Gross margin                 32.1          27.9         28.1        28.3
Selling, general and
  administrative expense     17.5          17.3         16.6        17.8
Income from operations       14.6          10.6         11.5        10.5
Other income (expense)
  Interest expense           (1.6)         (1.8)        (1.8)       (1.3)
  Other income and
    expense, net              0.1           0.1          0.5         0.1
Income before provision
  for income taxes           13.1           8.9         10.2         9.3
Provision for income taxes    5.0           3.4          3.9         3.5
Net income                    8.1%          5.5%         6.3%        5.8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Third Quarter 2000 Versus Third Quarter 1999

Net Sales

Net sales increased by $6.7 million or 23.4% during the period, with consolidated net sales of $35.6 million in the third quarter of fiscal 2000 and $28.9 million in the comparable quarter of 1999. Of this increase, $6.4 million was generated from the sale of signal products, with sales of discrete EMI low pass filters increasing by $5.5 million, filtered arrays and connectors increasing by $800,000, and microwave/wireless products increasing by approximately $100,000. The increase in signal product sales primarily reflects additional shipment volume of components used in various telecommunication equipment including fiber optic networks, wireless base stations, power amplifiers and transceivers. Power product sales were $8.5 million in the third quarter of fiscal 2000, an increase of approximately $300,000 from the same quarter last year. Overall demand for the Company's products was strong during the period with total customer orders of $37.6 million received in the current quarter, an increase of $6.0 million or 19.1% from the third quarter of last year.

Gross Margin

During the third quarter of fiscal 2000, gross margin was $11.4 million or 32.1% of sales, compared to $8.1 million or 27.9% in the comparable quarter of 1999. The increase in gross margin, as a percentage of sales, principally reflects the completed integration of SCPD into our Signal Products Group and the commencement of manufacturing operations in our new facility in Juarez, Mexico. In April 1999, we commenced a program to integrate SCPD into our Signal Products Group. This integration, which included relocating SCPD manufacturing operations and redesigning certain SCPD products and production processes, was completed in May 2000. With the completion of this integration, gross margin increased as a result of improved operating efficiencies and manufacturing yields. During the third quarter of fiscal 2000, we also commenced manufacturing operations in our new 46,000 square foot facility in Juarez, Mexico. In addition to increasing our manufacturing capacity, this facility improves our operating efficiencies and lowers our overall production costs. To a lessor extent, gross margin during the current quarter was also positively impacted by sales mix. Accordingly, we expect gross margin percentages for the remainder of fiscal year 2000 to approximate 30% to 31% of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Selling, General and Administrative Expense

Selling expense was $3.3 million or 9.3% of sales in the third quarter of fiscal 2000, compared to $2.5 million or 8.5% of sales in the same quarter of 1999. In addition to greater sales volume, the increase in selling expense primarily reflects changes in sales mix and related commission expenses. General and administrative expense was approximately $2.9 million in the third quarter of fiscal 2000, compared to $2.5 million in the comparable quarter of 1999. General and administrative expense in the current quarter includes a charge of $241,000 for debt issuance costs written-off upon the early retirement of certain indebtedness. The increase in general and administrative expense also reflects additional personnel costs and operating expenses associated with our increased business activity.

Other Income and Expense

Interest expense increased by $52,000 during the period, with interest expense of $564,000 in the third quarter of fiscal 2000 and $512,000 in the comparable quarter of 1999. The increase in interest expense primarily reflects higher average interest rates.

Nine Months 2000 Versus Nine Months 1999

Net Sales

For the first three quarters of fiscal 2000, consolidated net sales increased by $27.5 million or 40.0%. Sales of signal products amounted to $70.6 million during the first nine months of fiscal 2000, an increase of $22.8 million compared to the same period of 1999. Of this increase, approximately $9.0 million was generated from the sale of SCPD products. The remaining $13.8 million increase in signal product sales principally reflects higher shipment levels to original equipment manufacturers of telecommunications equipment. Sales of power products increased by $4.7 million during the first nine months of fiscal 2000, primarily reflecting additional shipments of power distribution systems and single line filters. These power products are principally used in telecommunications equipment, including high-end Internet servers and networks. Selling prices declined slightly during the first nine months of fiscal 2000 as a result of competitive pressures. Overall demand for our products was strong throughout the period with total customer orders of $113.7 million received in the first three quarters of fiscal 2000, an increase of $28.3 million or 33.1% from the same period last year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Gross Margin

For the first nine months of fiscal 2000, gross margin was $27.1 million or 28.1% of sales, compared to $19.5 million or 28.3% of sales for the same period last year. The decrease in gross margin percentage primarily reflects manufacturing yield losses and higher labor costs incurred during the first three months of fiscal 2000 related to the integration of SCPD into our Signal Products Group. To increase manufacturing capacity, we are expanding our production and assembly operations. As previously discussed, we recently established and commenced manufacturing operations in a new facility in Juarez, Mexico. Production in this leased facility is expected to be phased in throughout the remainder of fiscal 2000 and the first half of fiscal 2001. We have also started construction of a 26,000 square foot addition to our Wesson, Mississippi facility. This addition, which we anticipate will be completed by the end of fiscal 2000, will be utilized in the manufacturing of our power product offerings. We believe that these expansions will improve operating efficiencies, lower production costs, and improve gross margins.

Selling, General and Administrative Expense

With additional sales volume, selling expense increased during the first nine months of fiscal 2000 to $9.1 million or 9.5% of sales, compared to $6.6 million or 9.6% of sales for the same period in 1999. General and administrative expense was $6.8 million in the first three quarters of fiscal 2000, compared to $5.6 million in the comparable period of 1999. Of this $1.2 million increase, approximately $200,000 arises from the amortization of goodwill recognized in connection with our acquisition of SCPD and $241,000 arises from the write-off of debt issuance costs upon the early payoff of certain indebtedness. The remaining increase in general and administrative expense reflects additional personnel costs, professional fees and other operating expenses associated with our increased business activity.

Other Income and Expense

In March 1999, we secured a $20.0 million term loan to substantially finance the acquisition of SCPD. Principally as a result of incurring this debt, interest expense increased by $843,000 during the period, from $900,000 in 1999 to $1.7 million in 2000. In addition, weighted average short-term bank borrowings and interest rates increased during 2000. As more fully discussed below, all borrowings under the term loan and our domestic line of credit were repaid in August 2000.

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. During the first nine months of fiscal 2000, we realized $375,000 of license fee income upon the granting of a PML capacitor license. Although the license, as well as other PML technology licenses that we have previously granted, requires certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Income Taxes

Our effective income tax rate was 38.0% in the first nine months of fiscal 2000 and 1999, compared to an applicable statutory income tax rate of approximately 40.0%. Differences in the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

Our results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by us and our competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix. In fiscal year 2000, we expect approximately 60.0% of our sales will be to customers in the telecommunication industry. Our two largest customers, original equipment manufacturers of telecommunication equipment, are expected to represent approximately 25.0% of our total consolidated net sales in fiscal 2000. Any significant change in the activity level of these major customers or the overall telecommunication industry, would have a direct impact on our financial performance.

Liquidity, Capital Resources and Financial Condition

On August 16, 2000, we sold 2.3 million shares of our Common Stock in a public offering which resulted in net proceeds of approximately $27.9 million, after deducting issuance costs. The net proceeds of the offering were used to repay $7.4 million of revolving line of credit indebtedness and $17.3 million of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes.

We maintain an aggregate $10.0 million line of credit with our principal lending institutions, PNC Bank, N.A. of Erie, Pennsylvania and M & T Bank of Buffalo, New York. At August 31, 2000, no borrowings were outstanding under this financing arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate.

Our wholly-owned German subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (DM 3.5 million). At August 31, 2000, outstanding borrowings under these lines of credit amounted to $189,000 (DM 400,000). Borrowings under the lines of credit bear interest at rates below the prevailing prime rate and are payable upon demand.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



We have entered into a credit agreement with our principal lending institutions which requires us to comply with certain covenants. These covenants generally restrict us from granting additional liens on our assets, disposing of assets other than in the ordinary course of business, and incurring additional indebtedness other than purchase money indebtedness and debt not exceeding $5.0 million in the aggregate. The credit agreement also imposes certain restrictions on our future acquisitions. In addition, the credit agreement requires that we meet the following quarterly financial covenants: maintain a minimum net worth of $28.0 million plus 50% of our net income and 100% of the net proceeds from issuance of Common Stock for each year ending after November 30, 1998; maintain a minimum ratio of EBITDA (earnings before interest, taxes, depreciation, and amortization) to fixed charges of 1.2 to 1.0; and maintain a maximum ratio of total indebtedness to EBITDA of 3.5 to 1.0. As of August 31, 2000, we were in compliance with all covenants contained in the credit agreement.

With the proceeds from our public stock offering and the related retirement of debt, our working capital and current ratio improved significantly during the period. At August 31, 2000, we had net working capital of $40.7 million, compared to $24.0 million at November 30, 1999. At the end of the first nine months of fiscal 2000, current assets were 3.40 times current liabilities, compared to 2.10 at the end of fiscal 1999.

During the first nine months of fiscal 2000, our cash expenditures for property, plant and equipment amounted to $4.8 million. These capital expenditures primarily related to manufacturing equipment for our new Mexican facility and other capacity expansion within our Signal Products Group. In order to meet growing customer demand and production requirements for our power product offerings, we are expanding our Wesson, Mississippi facility. Financing alternatives for this $1.0 million project are currently being evaluated. With the exception of this project, we had not entered into any material commitments for capital expenditures at August 31, 2000.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout the remainder of fiscal 2000, including scheduled long-term debt repayment and planned capital equipment expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

With additional profitability and reduced working capital requirements, our operating cash flow increased significantly during the period. During the first nine months of fiscal 2000, net cash generated from operations amounted to $8.8 million, an increase of $7.0 million from the comparable period of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



At August 31, 2000, goodwill represented 15.5% of total assets and 20.3% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of SCPD. We amortize goodwill on a straight-line basis over a period of 20 years and periodically review its carrying value for possible impairment. Based upon a review of expected future operating cash flows derived from the acquisition of SCPD, our management has determined that no impairment losses need be recognized in the current period.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. As a result, fluctuations in currency exchange rates may affect our operating results and cash flow. For each of the periods presented herein, however, currency exchange rate gains and losses were not material. In addition, an assumed 10.0% adverse change in all foreign currencies in which we currently transact business would not have a material impact on our operating results, financial position, or cash flows.

Euro

Certain member countries of the European Union have established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We have implemented all the necessary enhancements to our sales order, banking arrangements and operational procedures to ensure Euro compliance. We are able to process orders, invoice customers and accept payment in Euros throughout Europe. The introduction of the Euro has not had any material adverse impact upon us. We continue to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. We must implement SAB No. 101 by the fourth quarter of fiscal year ending November 30, 2001.

We do not expect the adoption of SFAS No. 133 or SAB No. 101 to have a material impact on our financial position or results of operations.

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




                                             SPECTRUM CONTROL, INC.
                                                   (Registrant)



Date:  September 21, 2000                       By:   /s/ John P. Freeman
                                            John P. Freeman, Vice President
                                              and Chief Financial Officer
                                                (Principal Accounting and
                                                    Financial Officer)