Form 10-K
period 2000-11-30
SPECTRUM CONTROL INC
filed 2001-02-28
CIK 92769

--------------------------------------------------------------------------------

                      Securities and Exchange Commission
                            Washington, D.C. 20549

    ----------------------------------------------------------------------

                                   Form 10-K

    ----------------------------------------------------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 2000

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
         For the transition period from .............. to ............

                         Commission File Number 0-8796

                            Spectrum Control, Inc.

                         (a Pennsylvania Corporation)
                (I.R.S. Employer Identification No. 25-1196447)
                8031 Avonia Road, Fairview, Pennsylvania 16415
                            Telephone 814-835-1650

    ----------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

    Title of each class           Name of each exchange on which registered
    Common Stock - No Par Value   The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

At February 1, 2001, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $9.875 was $108,495,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of February 1, 2001, the registrant had outstanding 13,417,488 shares of Common Stock, no par value.

                      Documents incorporated by reference

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 2, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I
                                     ------
ITEM 1.       BUSINESS
------        --------
              Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company intends these forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, descriptions of management's expectations regarding the future markets for the Company's products, future operating performance, and other future plans and objectives. Words such as "expect", "anticipate", "believe", "intend", and variations of such words identify forward-looking statements. These forward-looking statements are only predictions and are not guarantees of future performance. Actual results or events may differ materially from historical results or those suggested by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

GENERAL

              Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as "we", "us", or the "Company") design, manufacture and market a broad line of control products and systems. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). The Company has adapted its core EMI filter technology into a complete line of capacitors, filters, filtered arrays, and filtered connectors. In recent years, the Company has expanded its focus by developing new lines of power products (commercial custom assemblies, military/aerospace multisection assemblies, power distribution units, power entry modules, and power line filters), microwave/wireless products (coaxial ceramic bandpass filters, duplexers, and dielectric resonators), and specialty ceramic products. In fiscal year 2000, we developed and introduced an advanced systems product offering to become a provider of more complex management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. The Company's products are used in virtually all industries worldwide, including telecommunications, aerospace, military, medical, computer, and industrial controls.

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

              Spectrum Control, Inc. was incorporated in Pennsylvania in 1968. The Company's Interconnect Products Division, which manufactures various EMI filter products, is located in Fairview, Pennsylvania. The Company's Power Technologies Group operates manufacturing facilities in Erie, Pennsylvania and Wesson, Mississippi. Currently, the Company manufactures its microwave/wireless product offerings at facilities in Elizabethtown, Pennsylvania. The Company's executive offices are located in Fairview, Pennsylvania.

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

              Spectrum Control de Mexico, a wholly-owned subsidiary of the Company located in Juarez, Mexico, commenced operations in June 2000 as the Company's low-cost manufacturing center. Currently, this subsidiary manufactures various EMI products.

MARKETS

              The Company's products are utilized in numerous applications including industrial equipment, instrumentation, computers, automotive, and medical equipment. The Company's primary markets, however, are telecommunications equipment and military/aerospace.

TELECOMMUNICATIONS EQUIPMENT

              For the past several years the telecommunications industry has experienced significant worldwide growth. This growth has primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services ("PCS"), and satellite-based voice and data systems have also contributed to this growth. As demand for wireless communication services grows, service providers are expanding associated infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market's growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

              The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including PCS, Code Division Multiple Access ("CDMA"), Global System for Mobile Communications ("GSM"), Time Division Multiple Access ("TDMA"), and Third Generation Wireless ("3G").

              Worldwide demand for integrated voice, data and video communications services is also growing rapidly. The volume of high-speed data traffic across global communications networks has grown dramatically as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet to buy and sell goods and services is expected to grow rapidly. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections, which are often unavailable or inadequate over existing wire-based networks. For many users, wireless communications provide an advantageous access solution for high-speed Internet multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

              A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user. The Company provides discrete EMI filters, filtered arrays, filtered connectors, and power products to original equipment manufacturers ("OEM") of base station equipment. In addition, the Company's products are used in numerous other telecommunication applications including fiber optic networks and switching equipment, wireless modems and LANs, Internet servers and global positioning systems. Using our solutions-oriented approach, we provide our OEM customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

              Approximately 64% of the Company's total revenue during fiscal year 2000 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.

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

              In fiscal year 2000, military/aerospace sales accounted for approximately 17% of the Company's total sales. The Company does not expect such sales to increase from the levels achieved in the 2000 fiscal year due to reductions in funding for new programs. While the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.

PRODUCTS

              The Company's products are organized into two groups: the Signal Products Group and the Power Technologies Group. Within the Signal Products Group, product offerings include various interconnect filter products, microwave/wireless products, and specialty ceramic components. The Power Technologies Group includes numerous power management and conditioning products and advanced systems.

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

              FILTERED ARRAYS

              The Company's filtered array products consist of various filter plate assemblies. Filter plates are predominantly utilized in telecommunication equipment including wireless base stations, linear power amplifiers, and cellular microcell repeaters. This product offering often provides an economical method of meeting electromagnetic compatibility ("EMC") requirements.

              FILTERED CONNECTORS

              The Company offers a range of custom connectors, datacomm interconnects, and D-Subminiature Connectors. These filtered connectors are used in numerous applications including telecommunications equipment, cellular base stations, secured communications, industrial process equipment, and certain personal computers.

              During the year ended November 30, 2000, approximately 71% of the Company's total revenue was generated from the sale of interconnect filter products.

MICROWAVE/WIRELESS PRODUCTS

              The Company manufactures and sells coaxial ceramic resonators, bandpass filters, and duplexers. These products primarily serve the communications industry with applications in cellular telephones and base stations, satellite transceivers, wireless modems and LANS, and CATV.

              During the year ended November 30, 2000, approximately 2% of the Company's total revenue was generated from the sale of microwave/wireless products.

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

              During the year ended November 30, 2000, approximately 2% of the Company's total revenue was generated from the sale of specialty ceramic components.

POWER PRODUCTS

              The Company's power product offerings currently include commercial custom assemblies, multisection filters, power entry modules, power distribution units, single line filters, and other power management and conditioning products. The Company's multisection products primarily serve the military/aerospace market with applications in satellite communications, electronic warfare, and ground/air weapon systems. Other power products are principally used in communications equipment, including telecommunication racks, wireless base stations, Internet servers, and networks.

              During the year ended November 30, 2000, approximately 25% of the Company's total revenue was generated from the sale of power products.

ADVANCED SYSTEMS

              In fiscal 2000, we completed the development of our new advanced systems product offering. Our initial advanced systems offering is a line of digital radio-frequency control equipment designed to monitor various functions and equipment and provide automatic management, as well as remote management, through wireless or external communication links. These remote management systems incorporate highly flexible software that will enable our customers to control and monitor their systems from remote locations.

              Based on our internal market analysis, we believe that the primary markets for these systems include wireless base station infrastructure systems, fire and "911" security systems, remote battery back-up or UPS server systems, sonet switching systems and LAN/WAN network systems. We expect to receive our first customer orders for these complex power management systems early in fiscal 2001.

OPERATING SEGMENTS

               The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate EMI. In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. In fiscal year 2000, the Company realigned its business segments to better reflect its current strategic focus.

               The Company's current operations are primarily conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, patch antennas, and duplexers), and specialty ceramic capacitors. The Power Technologies Group currently manufactures various power management and conditioning products including power line filters and power entry modules. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

               The Company evaluates performance and allocates resources to its operating segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and nonoperating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss. In addition, reportable assets are comprised solely of property, plant, equipment, and inventories.

               Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied.

               For the years ended November 30, 2000, 1999 and 1998, reportable segment information is as follows (in thousands):

                                                 Signal                 Power
                  2000                          Products               Products             Total
                  ----                          --------               --------             -----
Revenue from unaffiliated customers              $98,983                $33,656           $132,639
Depreciation expense                               3,655                    729              4,384
Segment income                                    27,748                  8,840             36,588
Segment assets                                    36,562                  8,525             45,087
Capital expenditures                               4,846                  1,469              6,315

                                                  Signal                  Power
                   1999                          Products               Products              Total
                   ----                          --------               --------              -----
Revenue from unaffiliated customers               $64,866                $32,863            $97,729
Depreciation expense                                2,781                    674              3,455
Segment income                                     17,235                  7,739             24,974
Segment assets                                     33,670                  8,752             42,422
Capital expenditures                                1,949                  1,640              3,589


                                                  Signal                  Power
                   1998                          Products               Products              Total
                   ----                          --------               --------              -----

Revenue from unaffiliated customers               $43,633                $16,235            $59,868
Depreciation expense                                2,716                    499              3,215
Segment income                                     13,167                  3,509             16,676
Segment assets                                     21,224                  5,715             26,939
Capital expenditures                                1,723                  1,186              2,909


               For the years ended November 30, 2000, 1999 and 1998, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):

Depreciation expense                                    2000                1999                1998
--------------------                                    ----                ----                ----
Total depreciation expense
     for reportable segments                          $4,384              $3,455              $3,215
Unallocated amounts:
     Depreciation expense related to
       selling, general and administrative
       activities                                        373                 464                 372
                                                      ------              ------              ------
Consolidated depreciation expense                     $4,757              $3,919              $3,587
                                                      ======              ======              ======

Income before provision
     for income taxes                                  2000            1999             1998
------------------------                               ----            ----             ----
Total income for reportable segments                $36,588         $24,974          $16,676
Unallocated amounts:
     Selling, general and
       administrative expense                       (20,138)        (14,810)         (10,214)
     Interest expense                                (1,788)         (1,420)            (228)
     Other income                                       657              96               85
                                                    -------         -------          -------
Consolidated income before
     provision for income taxes                     $15,319         $ 8,840          $ 6,319
                                                    =======         =======          =======


Assets                                                 2000            1999             1998
------                                                 ----            ----             ----

Total assets for reportable segments                $45,087         $42,422          $26,939
Unallocated amounts:
     Cash and cash equivalents                        5,977             538              739
     Accounts receivable                             23,831          19,330           10,162
     Goodwill                                        14,893          14,225            2,547
     Other assets                                     5,435           6,039            3,752
                                                    -------         -------          -------
Total consolidated assets                           $95,223         $82,554          $44,139
                                                    =======         =======          =======


Capital expenditures                                   2000            1999             1998
--------------------                                   ----            ----             ----

Total capital expenditures for
     reportable segments                            $ 6,315         $ 3,589          $ 2,909
Capital expenditures related
     to the Company's selling,
     general and administrative
     activities                                         590           1,383              384
                                                    -------         -------          -------
Total consolidated capital
     expenditures                                   $ 6,905         $ 4,972          $ 3,293
                                                    =======         =======          =======

               The Company has operations in the United States, Mexico and Germany. Sales are attributed to individual regions based upon the operating location responsible for the sale. The Company transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. The geographic distribution of sales, operating income and long-lived assets for 2000, 1999 and 1998 is as follows (in thousands):

                                                              North
                 2000                                        America                     Europe                  Total
--------------------------------------------                 -------                     ------                  -----
Revenue from unaffiliated
     customers                                               $113,585                  $19,054                $132,639
Operating income                                               16,102                      348                  16,450
Long-lived assets:
     Property, plant and equipment                             23,391                       99                  23,490
     Intangible assets                                         15,290                        -                  15,290


                                                               North
                 1999                                         America                   Europe                   Total
--------------------------------------------                  -------                   ------                   -----

Revenue from unaffiliated
     customers                                               $ 82,662                  $15,067                $ 97,729
Operating income                                                9,688                      476                  10,164
Long-lived assets:
     Property, plant and equipment                             21,241                      125                  21,366
     Intangible assets                                         14,940                        -                  14,940



                                                              North
                 1998                                        America                    Europe                   Total
--------------------------------------------                 -------                    ------                   -----

Revenue from unaffiliated
     customers                                               $ 50,864                  $ 9,004                $ 59,868
Operating income                                                5,984                      478                   6,462
Long-lived assets:
     Property, plant and equipment                             16,188                      101                  16,289
     Intangible assets                                          2,941                        -                   2,941

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

              In 2000 and 1999, the Company's largest single customer (Lucent Technologies) represented 20% and 18%, respectively, of total consolidated net sales. The Company's second largest customer (Nortel Networks) represented 13% of total consolidated net sales in 2000 and 6% in 1999. Sales to each of these customers consist of signal and power products.

PRODUCTION

              The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company's Ceramic Components Division in New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company's Interconnect Products Division in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company's facilities in Elizabethtown, Pennsylvania. Assembly of power products is performed by the Company's Power Technologies Group at facilities in Erie, Pennsylvania and Wesson, Mississippi. The design and manufacture of the Company's new advanced systems products will be incubated at its facilities in Erie and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

              The Company's customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, the Company's Interconnect Products Division, Power Products Division, and Ceramic Components Division have achieved and maintain ISO 9001 certification.

              In recent years, a majority of the Company's capital investment has been expended to establish new production lines, increase capacity, and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.

SALES AND DISTRIBUTION

              The Company sells its products primarily through manufacturers' representatives, managed by the Company's internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. To enhance our product development and offerings for our largest customers, the Company maintains key account managers. These key account managers oversee the marketing and selling of our full range of product offerings and design capabilities to these customers. The Company also maintains within its sales organization employees dedicated to new business development as well as additional employees dedicated to distribution sales management. In fiscal 2000, approximately 19% of the Company's consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company's wholly-owned German subsidiary, Spectrum Control GmbH.

              During fiscal year 2000, the Company sold its products to approximately 1,600 accounts. Sales of products to the Company's top ten customers represented 57% ($75.5 million) of total consolidated net sales in 2000. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 20% in 2000, 18% in 1999, and 11% in 1998 of total consolidated net sales. The Company's second largest single customer represented 13% of total consolidated net sales in 2000, and 6% in 1999 and 1998. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

              Shipments are made by common carrier. Most of the Company's signal products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company's business. However, transportation costs for the Company's power products and advanced systems may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company's ability to compete for business, particularly in international markets.

              No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

              The Company's backlog, which consists of purchase orders by customers, totaled approximately $65.0 million at November 30, 2000 and $50.0 million at November 30, 1999. It is anticipated that approximately 90% of the Company's backlog as of November 30, 2000 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.

EMPLOYEES

              As of November 30, 2000, the Company had a total of 1,724 employees, including 89 in sales, marketing and customer support; 127 in engineering and product development; 1,433 in manufacturing; and 75 in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

PROPRIETARY RIGHTS

              The Company relies on trade secrets, know-how, and to a lessor extent patents, to establish and protect proprietary rights to technologies and products. Trade secrets and know-how are protected through confidentiality agreements and internal procedures. In connection with the manufacture and sale of control products and systems, the Company owns numerous United States and foreign patents and has certain patents pending. None of these patents and patent applications are critical to the Company's business. The Company's policy is to file patent applications to protect proprietary technology, inventions and improvements. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

              The Company holds nineteen (19) United States patents and forty-four (44) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

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

              In order to qualify as an approved supplier of EMI products for use in equipment purchased by the military services or aerospace programs, the Company is required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, and the Navy. The Company's products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. To the extent required, the Company meets or exceeds all of these specifications.

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

COMPETITION

              The markets for the Company's products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. The principal competitors of our Signal Products Group include AVX Corporation, Amphenol Corporation, Conec Corporation, ITT Canon, an ITT Industries Company, and Tusonix, Inc. The primary competitors of our Power Technologies Group include Corcom, a division of CII Technologies, Delta Group Electronics, Inc., Schaffner Holder AG and Captor Technology Company Ltd. We expect the major competitors of our advanced systems products to include Astec America, Inc., Peco II, Inc., Dataprobe, Inc., Western Telematic, Inc. and Dantel, Inc. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company's primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

              The Company's position as a leading designer, developer and manufacturer of signal and power products is largely the result of a long history of technological innovation. The Company's research and development efforts are focused on expanding the Company's materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2000, the Company employed 127 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers. Research and development expense amounted to $1,535,000 in 2000, $1,184,000 in 1999, and $961,000 in 1998.

OTHER MATTERS

              The business of the Company is not subject to any significant seasonal fluctuations.

              The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

ITEM 2.       PROPERTIES
------        ----------

              The Company's principal manufacturing and office facilities as of November 30, 2000 are as follows:

                                                                                                             PRINCIPAL
                                                                                                              BALANCE
                                                                                                            OUTSTANDING
                                                            APPROXIMATE                                     AT 11/30/00
                                                            SQUARE FEET                                      ON RELATED
        LOCATION                      FUNCTION             OF FLOOR AREA            OWNERSHIP                 MORTGAGE
------------------------           --------------          -------------            ---------               -----------
8061 Avonia Road                   Manufacturing,             38,000                  Owned                      N/A
Fairview, PA                       EMI Testing

6000 West Ridge Road               Manufacturing              41,000                  Owned                      N/A
Erie, PA

4100 Michoud Blvd.                 Manufacturing             100,000                  Owned                 $ 1,600,000
New Orleans, LA

3053 Hwy. 51N                      Manufacturing              50,000                  Owned                      N/A
Wesson, MS

1593 Mount Joy St.                 Manufacturing              26,000                  Owned                      N/A
Elizabethtown, PA

1595 Mount Joy St.                 Manufacturing              35,000                  Owned                      N/A
Elizabethtown, PA

Boulevard Zaragoza 2910            Manufacturing              46,000                 Rented                      N/A
Ciudad Juarez, Mexico

8031 Avonia Road                   Corporate Offices          10,000                  Owned                 $   747,000
Fairview, PA

(1) The Company's manufacturing and office space is considered adequate for its existing requirements and its projected business needs.

(2) In addition to the facilities described above, the Company leases certain sales office and warehousing space.


ITEM 3.       LEGAL PROCEEDINGS
------        -----------------

              The Company is not currently involved in any litigation of a material nature.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

              No matters were submitted to a vote of security holders during the quarter ended November 30, 2000.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------    ----------------------------------------------------------------
          MATTERS
          -------



          The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2000 and 1999 are set forth below.

                                               High                     Low
                                           ------------            -------------
          Fiscal 2000
               First quarter                   $ 15.81                  $ 9.13
               Second quarter                    17.25                    8.13
               Third quarter                     20.25                   10.38
               Fourth quarter                    19.25                   11.94


                                               High                     Low
                                           ------------            -------------
          Fiscal 1999
               First quarter                   $  4.94                  $ 3.66
               Second quarter                     6.63                    4.00
               Third quarter                      7.44                    5.88
               Fourth quarter                    11.63                    6.44





          At February 1, 2001, the Company had 13,408,488 shares of Common Stock outstanding, which were held by approximately 1,900 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the continued growth of the Company.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

                                                                                Years Ended November 30
                                                    --------------------------------------------------------------------------------
                                                                      (Amounts in Thousands Except Per Share Data)
                                                    --------------------------------------------------------------------------------
                                                            2000            1999            1998            1997            1996
                                                            ----            ----            ----            ----            ----
Operating Data

     Net sales                                         $    132,639    $     97,729    $     59,868    $     56,466    $     57,327

     Gross margin                                            37,932          27,912          18,284          17,421          18,076

     Income from operations                                  16,450          10,164           6,462           5,786           5,470

     Interest expense                                         1,788           1,420             228             417             753

     Income before provision for income taxes                15,319           8,840           6,319           5,510           4,737

     Net income                                               9,503           5,470           3,934           3,974           3,418

     Earnings per common share:

          Basic                                                0.81            0.50            0.36            0.37            0.32
          Diluted                                              0.79            0.49            0.36            0.37            0.32

     Weighted average common shares outstanding:

          Basic                                              11,694          10,905          10,907          10,798          10,731
          Diluted                                            11,980          11,051          11,016          10,869          10,776

Financial Position

     Working capital                                   $     42,962    $     23,989    $     18,619    $     16,881    $     12,534

     Total assets                                            95,223          82,554          44,139          40,056          40,213

     Long-term debt                                           2,107          19,011           2,500           3,330           4,072

     Stockholders' equity                                    76,546          39,135          33,774          29,545          25,379

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Overview

          We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest market is the telecommunications industry. In 2000, approximately 64% of our sales were to customers in the telecommunications industry. Our products are used in numerous telecommunications systems including wireless base stations, fiber optic networks and switching equipment, wireless modems and LANs, Internet servers, and global positioning systems. Our growth is being primarily driven by the expansion of the wireless and fiber optic networking segments of the telecommunications industry, the increasing electronic content and complexity of many end-products and the positive impact of our strategic acquisitions.

          Our operations are primarily conducted in two business segments: signal products and power products. Our Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). Our Power Technologies Group currently manufactures various power management and conditioning products including power distribution units, power line filters, and power entry modules. Recently, our Power Technologies Group developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management.

          On March 26, 1999, we acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated ("AMP"). AMP is a world leader in the manufacture of electrical, electronic, fiber optic and wireless interconnection devices and systems. Through SCPD, AMP manufactured and sold a broad line of EMI filter products with annual sales of approximately $30.0 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in our financial statements since the date of acquisition.


Forward-Looking Information

          The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to our future operating margins, (2) our anticipated capital expenditures and research and development expenses, (3) our expected future operating requirements and financing needs and (4) our anticipated manufacturing capacity expansion. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------


Results of Operations

          The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2000, 1999, and 1998:

                                                                        2000               1999             1998
                                                                        ----               ----             ----
Net sales                                                               100.0%            100.0%            100.0%
Cost of products sold                                                    71.4              71.4              69.5
                                                                         ----              ----              ----
Gross margin                                                             28.6              28.6              30.5
Selling, general and administrative expense                              16.2              18.2              19.7
                                                                         ----              ----              ----
Income from operations                                                   12.4              10.4              10.8
Other income (expense)
          Interest expense                                               (1.3)             (1.5)             (0.4)
          Other income and expense, net                                   0.5               0.1               0.2
                                                                         ----              ----              ----
Income before provision for income taxes                                 11.6               9.0              10.6
Provision for income taxes                                                4.4               3.4               4.0
                                                                         ----              ----              ----
Net income                                                                7.2%              5.6%              6.6%
                                                                         ====              ====              ====

2000 Compared to 1999

Net Sales

          Consolidated 2000 net sales increased by $34.9 million, or 35.7%, from 1999. Sales of signal products amounted to $99.0 million in 2000, an increase of $34.1 million compared to 1999. Of this increase, approximately $9.0 million was generated from the sale of SCPD products. The remaining $25.1 million increase in signal product sales principally reflects higher shipment levels for EMI low pass filters, filtered arrays, and filtered connectors. Among other applications, these components are used in various telecommunication equipment including fiber optic networks, wireless base stations, power amplifiers, and transceivers. Sales of power products increased by $800,000 in 2000, primarily reflecting additional shipments of power distribution units and single line filters. These power products are principally used in telecommunications equipment, including high-end Internet servers and networks. Selling prices were relatively stable throughout 2000. Overall demand for our products was strong throughout the year with total customer orders of $151.8 million received in 2000, an increase of $32.0 million, or 26.7%, from 1999.

Gross Margin

          Gross margin was $37.9 million, or 28.6% of sales in 2000, compared to $27.9 million, or 28.6% of sales in 1999. In April 1999, we commenced a program to integrate SCPD into our Signal Products Group. This integration, which included relocating SCPD manufacturing operations and redesigning certain SCPD products and production processes, was completed in May 2000. With the completion of this integration, operating efficiencies and manufacturing yields improved during the second half of 2000. In June 2000, we commenced manufacturing operations in our new 46,000 square foot facility in Juarez, Mexico. Production in this leased facility is expected to be phased in throughout fiscal 2001. In November 2000, we completed the construction of a 26,000 square foot addition to our Wesson, Mississippi facility. This facility will be utilized in the manufacturing of our power product offerings.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------


In addition to increasing our manufacturing capacity, we believe these new facilities will improve our operating efficiencies and lower our overall production costs. Accordingly, we expect gross margins to approximate 30.0% to 31.0% of sales in fiscal 2001.

Selling, General and Administrative Expense

          With additional sales volume, selling expense increased during the period. Selling expense amounted to $12.4 million, or 9.4% of sales in 2000, compared to $9.7 million, or 10.0% of sales in 1999. The decrease in selling expense as a percentage of sales principally reflects economies of scale realized with additional sales volume. General and administrative expense was $9.1 million in 2000, compared to $8.0 million in 1999. Of the $1.1 million increase, approximately $200,000 arises from the amortization of goodwill recognized in connection with our acquisition of SCPD and $241,000 arises from the write-off of debt issuance costs upon the early payoff of certain indebtedness. The remaining increase in general and administrative expense primarily reflects additional personnel costs and professional fees incurred to support business growth.

Other Income and Expense

          Interest expense increased by $368,000 during the period, from $1.4 million in 1999 to $1.8 million in 2000. Of this increase, $277,000 reflects greater short-term bank borrowings and higher average interest rates in 2000. Weighted average short-term borrowings under our domestic line of credit were $4.3 million in 2000, compared to $1.5 million in 1999. Weighted average interest rates for borrowings under our domestic line of credit were approximately 8.6% in 2000 and 7.4% in 1999. The remaining increase of $91,000 principally reflects additional interest under the term loan incurred to substantially finance the acquisition of SCPD. As more fully discussed below, all borrowings under the term loan and our domestic line of credit were repaid in August 2000.

          We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. In 2000, we realized $452,000 of license fee income upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

          Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. We incurred net gains of $7,000 in 2000 and $4,000 in 1999 on these foreign currency transactions.

          We realized interest income of $198,000 in 2000 and $72,000 in 1999 from temporary cash investments.

Income Taxes

          Our effective income tax rate was 38.0% in 2000 and 38.1% in 1999, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

          At November 30, 2000, we had recorded certain deferred tax assets. We have assessed our past earnings history and trends, and expiration dates of tax attribute carryforwards, and have determined that it is more likely than not that these deferred tax assets will be realized to offset future taxable income from ordinary and recurring operations.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------

1999 Compared to 1998

Net Sales

          Consolidated 1999 net sales increased by $37.9 million, or 63.2%, from 1998. Of this increase, $21.3 million was generated from the sale of SCPD and other signal products, with the remaining $16.6 million primarily generated from the sale of power products. These power products are principally used in telecommunications equipment, including wireless base stations, telephone switching networks, and Internet servers. Overall market demand in the telecommunications industry was strong throughout the year. In 1999, we received total customer orders of $119.8 million, an increase of 93.5% from 1998. In addition to these customer orders, we assumed approximately $5.1 million of customer order backlog in connection with the acquisition of SCPD. Average selling prices declined slightly during the year as a result of market pressures.

Gross Margin

          Gross margin was $27.9 million, or 28.6% of sales in 1999, compared to $18.3 million, or 30.5% of sales in 1998. The decrease in gross margin percentage reflects several factors of relative equal significance, including: additional production costs and inefficiencies incurred during the integration of SCPD into our Signal Products Group; changes in sales mix from our signal products to our power product offerings; yield losses and resultant higher labor costs incurred at our ceramic components division in New Orleans, Louisiana; and lower average selling prices as indicated above.

Selling, General and Administrative Expense

          As a result of greater sales volume, selling expense increased during the period. Selling expense amounted to $9.7 million, or 10.0% of sales in 1999, compared to $6.8 million, or 11.4% in 1998. The decrease in selling expense as a percentage of sales principally reflects economies of scale realized with the additional sales volume. General and administrative expense was approximately $8.0 million in 1999, compared to $5.0 million in 1998. Of this increase, approximately $400,000 consisted of the amortization of goodwill recognized in connection with our acquisition of SCPD in March 1999. The remaining increase in general and administrative expense reflects additional personnel costs, professional fees and other operating expenses associated with our increased business activity.

Other Income and Expense

          As a result of additional bank indebtedness, interest expense increased by $1.2 million in 1999, from $228,000 to $1.4 million. In March 1999, we secured a $20.0 million term loan to substantially finance the acquisition of SCPD. Interest on the term loan was $990,000 in 1999, with an average interest rate of approximately 7.3%. In addition, weighted average short-term bank borrowings were $1.6 million in 1999, compared to $28,000 in 1998.

          In 1999 and 1998, our wholly-owned German subsidiary transacted business with certain customers and vendors in currencies other than the Deutsche Mark. As a result, we realized net gains of $4,000 in 1999 and incurred net losses of $40,000 in 1998 on these foreign currency transactions.

          We recognized other income of $79,000 in 1999 and $125,000 in 1998 from certain short-term investments and patent licensing fees.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------


Income Taxes

          Our effective income tax rate was 38.1% in 1999 and 37.7% in 1998, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates. In 1998, the effective tax rate also reflects the elimination of a deferred tax asset valuation allowance previously recorded for certain foreign net operating loss carryforwards.

Risk Factors That May Affect Future Results

          Our results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by us and our competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, changes in product mix, and unexpected costs and delays in adding manufacturing capacity. In 2000, approximately 64% of our sales were to customers in the telecommunications industry. Our largest single customer, an original equipment manufacturer of telecommunication equipment, represented 20% of our total consolidated net sales in 2000. Any significant change in the activity level of this major customer, or the overall telecommunications industry, would have a direct impact on our performance.

Liquidity, Capital Resources and Financial Condition

          On August 16, 2000, we sold 2.3 million shares of our Common Stock in a public offering which resulted in net proceeds of $27.8 million, after deducting issuance costs. The net proceeds of the offering were used to repay $7.4 million of revolving line of credit indebtedness and $17.3 million of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes.

          We maintain a $12.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania. This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At November 30, 2000, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At November 30, 2000, we were in compliance with all debt covenants. The current line of credit agreement expires April 30, 2003.

          Our wholly-owned German subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.5 million (DM 3.5 million). At November 30, 2000, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

          With the proceeds from our public stock offering and the related retirement of debt, our working capital and current ratio improved significantly in 2000. At November 30, 2000, we had net working capital of $43.0 million, compared to $24.0 million at November 30, 1999 and $18.6 million at November 30, 1998. At November 30, 2000, current assets were 4.27 times current liabilities, compared to 2.10 at November 30, 1999 and 4.23 at November 30, 1998.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------


         Our cash expenditures for property, plant and equipment amounted to $6.9 million in 2000, compared to $5.0 million in 1999 and $3.3 million in 1998. Capital expenditures in fiscal year 2000 primarily related to manufacturing equipment for our new Mexican facility and other capacity expansion within our Signal Products Group. The 1999 capital expenditures principally related to metal fabrication machinery and other manufacturing equipment for capacity expansion in our Power Technologies Group, domestic facility expansion within our Signal Products Group, and construction of our new corporate administrative office facility in Fairview, Pennsylvania. In order to meet expected customer demand and production requirements for our power product offerings, we have expanded our Wesson, Mississippi facility. A 26,000 square foot addition to our existing facility was completed in November 2000. Financing for this $1.1 million project will be substantially provided by the State of Mississippi through general obligation bonds in fiscal 2001. With the exception of this project, we had not entered into any material commitments for capital expenditures or debt financing at November 30, 2000.

         Income taxes paid during the fiscal years ended November 30, 2000, 1999, and 1998 amounted to $3.8 million, $3.0 million, and $1.5 million, respectively. We expect cash outlays for income taxes to be less than income tax expense for the next three fiscal years.

         In September 1998, we initiated a stock repurchase program. Under the program, we may repurchase up to $4.0 million of our Common Stock. Acquired shares are to be purchased in the open market, with the cost of the program financed out of available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on the ongoing assessment of our capital structure, liquidity, and the market price of our Common Stock. In 2000 and 1999, no shares were repurchased. During 1998, 70,000 shares were repurchased at an aggregate cost of $294,000. The repurchased shares are held as treasury stock.

         Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $1.5 million in 2000, $1.2 million in 1999, and $961,000 in 1998. We expect research and development expenses to increase in fiscal 2001, as we continue to enhance existing product lines, design new signal and power products, and develop our new advanced systems product offerings. We believe research and development expenses will approximate 1.5% of sales in 2001.

         Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout fiscal 2001. These cash requirements include scheduled long-term debt repayment, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

         With additional profitability and reduced working capital requirements, our operating cash flow increased significantly in 2000. For the year ended November 30, 2000, net cash generated from operations amounted to $11.1 million, an increase of $9.1 million from the comparable period of 1999. In 1999, operating cash flow was negatively impacted by increased working capital requirements. Net cash generated from operations amounted to $2.0 million in 1999, a decrease of $6.3 million from 1998. During the year ended November 30, 1999, inventories increased by approximately $6.4 million from operations. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw material and work-in-process inventories to support increased production and shipment requirements.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------


         In 1998, we had strong operating cash flow. During the year ended November 30, 1998, net cash generated from operations amounted to $8.3 million and proceeds realized upon the exercise of employee stock options amounted to $414,000. This cash flow was used to fund capital additions of $3.3 million, debt repayment of $743,000, stock repurchases of $294,000, and the aggregate purchase price of two acquired businesses. In 1998, we acquired substantially all of the assets of Republic Electronics Corporation, a manufacturer of subminiature ceramic capacitors, and Potter Production Corporation, a manufacturer of electronic filters and power products. The total cash purchase price of the acquired assets amounted to $4.1 million.

         At November 30, 2000, goodwill represented 15.6% of total assets and 19.5% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of SCPD. We amortize goodwill on a straight-line basis over a period of 20 years and periodically review its carrying value for possible impairment. Based upon a review of expected future operating cash flows derived from the acquisition of SCPD, we have determined that no impairment losses need be recognized in the accompanying financial statements.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

         Certain of our European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Deutsche Mark, we occasionally enter into forward currency exchange contracts. At November 30, 2000, we had forward currency exchange contracts (to receive U.S. Dollars and pay German Deutsche Marks) with aggregate notional amounts of $850,000 and average contractual exchange rates of 2.06. For each of the three years ended November 30, 2000, currency exchange rate gains and losses were not material. In addition, an assumed 10.0% adverse change in all foreign currencies in which we currently transact business would not have a material impact on our operating results, financial position, or cash flows.

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

Interest Rate Exposure

         We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2000, no interest rate swap agreements were outstanding.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations (Continued)
---------------------


Environmental Matters

         We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation having particular impact on us includes the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; and the Safe Drinking Water Act. We also are subject to regulation by the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters. The United States Environmental Protection Agency ("EPA"), OSHA, and other federal agencies have the authority to promulgate regulations that have an impact on our operations.

         In addition to these federal agencies, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations. As part of our continuing environmental program, we have been able to comply with such proceedings and orders without any materially adverse effect on our business. We are not currently involved in any legal proceedings involving environmental matters.

Impact of Inflation

         In recent years, inflation has not had a significant impact on our operations. However, we continuously monitor operating price increases, particularly in connection with the supply of precious metals used in our manufacturing of certain ceramic capacitors. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales price over time. Sales increases reported in the accompanying financial statements, however, have substantially arisen from increased sales volume, not increases in selling prices.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for
Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. We must implement SAB No. 101 by the fourth quarter of fiscal year 2001.
We do not expect the adoption of SFAS No. 133 or SAB No. 101 to have a material impact on our financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:



                                                                           Page
                                                                          Number
                                                                          ------

               Report of Independent Auditors                               25


               Consolidated Balance Sheets
                   as of November 30, 2000 and 1999                         26


               Consolidated Statements of Income
                   for the years ended November 30,
                   2000, 1999, and 1998                                     27


               Consolidated Statements of Stockholders' Equity
                   for the years ended November 30, 2000,
                   1999, and 1998                                           28


               Consolidated Statements of Cash Flows
                   for the years ended November 30,
                   2000, 1999, and 1998                                     29


               Notes to Consolidated Financial Statements                30-47

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Spectrum Control, Inc.


     We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
January 3, 2001                                 ERNST & YOUNG  LLP

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2000 AND 1999
(Dollar Amounts in Thousands)

                                                                           2000               1999
                                                                           ----               ----
ASSETS

Current assets
     Cash and cash equivalents                                        $     5,977         $      538
     Accounts receivable, less allowances of $766
          in 2000 and $673 in 1999                                         23,831             19,330
     Inventories (Note 3)                                                  25,239             24,617
     Deferred income taxes (Note 12)                                          779                579
     Prepaid expenses and other current assets                                293                699
                                                                      -----------         ----------
               Total current assets                                        56,119             45,763

Property, plant and equipment, net (Note 4)                                23,490             21,366

Other assets (Note 5)
     Goodwill, net                                                         14,893             14,225
     Other noncurrent assets                                                  721              1,200
                                                                      -----------         ----------
               Total other assets                                          15,614             15,425
                                                                      -----------         ----------

               Total assets                                           $    95,223         $   82,554
                                                                      ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Short-term debt (Note 6)                                         $         -         $        -
     Accounts payable                                                       8,714              8,801
     Accrued salaries and wages                                             3,002              2,553
     Accrued interest                                                          75                103
     Accrued federal and state income taxes                                   645                  -
     Accrued other expenses                                                   181                952
     Current portion of long-term debt (Note 7)                               540              4,276
                                                                      -----------         ----------
               Total current liabilities                                   13,157             21,774

Long-term debt (Note 7)                                                     2,107             19,011

Deferred income taxes (Note 12)                                             3,413              2,634

Stockholders' equity
     Common stock, no par value, authorized 25,000,000
       shares, issued 13,448,052 shares
       in 2000 and 11,018,703 in 1999                                      43,175             14,633
     Retained earnings                                                     34,771             25,268
     Treasury stock, 70,000 shares in 2000 and 1999, at cost (Note 10)       (294)              (294)
     Accumulated other comprehensive income
       Foreign currency translation adjustment                             (1,106)              (472)
                                                                      -----------         ----------
               Total stockholders' equity                                  76,546             39,135
                                                                      -----------         ----------
               Total liabilities and stockholders' equity             $    95,223         $   82,554
                                                                      ===========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
(Dollar Amounts in Thousands, Except Per Share Data)


                                                                    2000             1999                 1998
                                                                    ----             ----                 ----
Net sales                                                        $ 132,639         $ 97,729             $ 59,868

Cost of products sold                                               94,707           69,817               41,584
                                                                 ---------         --------             --------

Gross margin                                                        37,932           27,912               18,284

Selling, general and administrative expense                         21,482           17,748               11,822
                                                                 ---------         --------             --------

Income from operations                                              16,450           10,164                6,462

Other income (expense)
     Interest expense                                               (1,788)          (1,420)                (228)
     Other income and expense, net (Note 11)                           657               96                   85
                                                                 ---------         --------             --------
                                                                    (1,131)          (1,324)                (143)
                                                                 ---------         --------             --------

Income before provision for income taxes                            15,319            8,840                6,319

Provision for income taxes (Note 12)                                 5,816            3,370                2,385
                                                                 ---------         --------             --------

Net income                                                       $   9,503         $  5,470             $  3,934
                                                                 =========         ========             ========
Earnings per common share (Note 13):

     Basic                                                       $    0.81         $   0.50             $   0.36
                                                                 =========         ========             ========
     Diluted                                                     $    0.79         $   0.49             $   0.36
                                                                 =========         ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
(Dollar Amounts in Thousands)

                                                                                                     Accumulated
                                                                                                        Other            Total
                                                    Common Stock         Retained     Treasury      Comprehensive     Stockholders'
                                                    ------------
                                                 Shares        Amount     Earnings       Stock           Income           Equity
                                                 ------       ------     --------     --------      -------------     -------------
Balance  - November 30, 1997                   10,838,345     $13,977    $15,864    $        -      $        (296)    $      29,545

Net income                                              -           -      3,934             -                  -             3,934
Foreign currency translation adjustment                 -           -          -             -                 96                96
                                                                                                                         ----------
Comprehensive income                                    -           -          -             -                  -             4,030
                                                                                                                         ----------

Issuance of common stock upon
  exercise of employee stock options              118,663         414          -             -                  -               414
Purchase of treasury stock                              -           -          -          (294)                 -              (294)
Tax benefits from exercise of stock options             -          79          -             -                  -                79
                                              -----------     -------    -------        ------            -------        ----------

Balance  - November 30, 1998                   10,957,008      14,470     19,798          (294)              (200)           33,774

Net income                                              -           -      5,470             -                  -             5,470
Foreign currency translation adjustment                 -           -          -             -               (272)             (272)
                                                                                                                         ----------
Comprehensive income                                    -           -          -             -                  -             5,198
                                                                                                                         ----------

Issuance of common stock upon
  exercise of employee stock options               68,663         182          -             -                  -               182
Purchase and retirement of common stock            (6,968)        (56)         -             -                  -               (56)
Tax benefits from exercise of stock options             -          37          -             -                  -                37
                                              -----------     -------    -------        ------            -------        ----------

Balance  - November 30, 1999                   11,018,703      14,633     25,268          (294)              (472)           39,135

Net income                                              -           -      9,503             -                  -             9,503
Foreign currency translation adjustment                 -           -          -             -               (634)             (634)
                                                                                                                         ----------
Comprehensive income                                    -           -          -             -                  -             8,869
                                                                                                                         ----------

Issuance of common stock upon :
  Exercise of employee stock options               64,801         197          -             -                  -               197
  Exercise of stock warrants                       65,584         410          -             -                  -               410
  Public stock offering                         2,300,000      27,836          -             -                  -            27,836
Purchase and retirement of common stock            (1,036)        (18)         -             -                  -               (18)
Tax benefits from exercise of stock options             -         117          -             -                  -               117
                                              ------------     -------   --------    ----------      -------------     -------------
Balance  - November 30, 2000                   13,448,052      $43,175    $34,771    $     (294)     $      (1,106)    $      76,546
                                              ============     =======   ========    ==========      =============     =============




The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999, AND 1998
(Dollar Amounts in Thousands)

                                                                           2000             1999               1998
                                                                           ----             ----              -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   9,503        $   5,470          $   3,934
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                     4,757            3,919              3,587
          Amortization                                                     1,124              624                135
          Deferred income taxes                                              687              634              1,014
          Tax benefits from exercise of stock options                        117               37                 79
          Gain on sale of property, plant and equipment                        -              (13)                 -
          Changes in assets and liabilities, excluding
            effects of business acquisitions:
                Accounts receivable                                       (4,803)          (8,734)              ( 85)
                Inventories                                                 (886)          (6,380)               181
                Prepaid expenses and other assets                            355             (742)                24
                Accounts payable and accrued expenses                        296            7,194               (595)
                                                                       ---------        ---------          ---------
                     Net cash provided by operating activities            11,150            2,009              8,274
                                                                       ---------        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                       -               13                  -
     Purchase of property, plant and equipment                            (6,905)          (4,972)            (3,293)
     Payment for acquired businesses                                      (1,450)         (21,846)            (4,077)
                                                                       ---------        ---------          ---------
                     Net cash used in investing activities                (8,355)         (26,805)            (7,370)
                                                                       ---------        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayment) of short-term debt                        (5,089)           4,532                282
     Borrowings of long-term debt                                              -           20,800                  -
     Repayment of long-term debt                                         (20,640)            (843)              (743)
     Purchase of common stock                                                  -                -               (294)
     Net proceeds from issuance of common stock:
          Exercise of employee stock options                                 179              126                414
          Exercise of stock warrants                                         410                -                  -
          Public stock offering                                           27,836                -                  -
                                                                       ---------        ---------          ---------
                     Net cash provided by (used in)
                        financing activities                               2,696           24,615               (341)
                                                                       ---------        ---------          ---------

Effect of exchange rate changes on cash                                      (52)             (20)               (20)
                                                                       ---------        ---------          ---------

Net increase (decrease) in cash and cash equivalents                       5,439             (201)               543
Cash and cash equivalents, beginning of year                                 538              739                196
                                                                       ---------        ---------          ---------
Cash and cash equivalents, end of year                                 $   5,977        $     538          $     739
                                                                       =========        =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.                Summary of Significant Accounting Policies

                  Principles of Consolidation
                  ---------------------------

                  The consolidated financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the "Company"). The fiscal year of the Company's German subsidiary, Spectrum Control GmbH, ends October 31 to facilitate timely reporting. All significant intercompany accounts are eliminated upon consolidation.

                  Cash Equivalents
                  ----------------

                  The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.

                  Financial Instruments
                  ---------------------

                  From time to time, the Company utilizes interest rate swap agreements to minimize the risks and costs associated with variable rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. The Company does not utilize interest rate agreements for trading or other speculative purposes.

                  The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less. Gains and losses related to these agreements are recorded when the related transaction occurs.

                  Inventories
                  -----------

                  Inventories are valued at the lower of cost or market, with cost for raw materials, work-in-process and finished goods at standard cost, which approximates the first-in, first-out basis.

                  Property, Plant and Equipment
                  -----------------------------

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

                  Intangibles and Other Assets
                  ----------------------------

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

                  Income Taxes
                  ------------

                  The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse.

                  Foreign Currency Translation
                  ----------------------------

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

                  Revenue Recognition
                  -------------------

                  Product sales are generally recorded at the time of shipment. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer's purchase order or sales agreement. Service revenues are recorded when the related services are performed.

                  Advertising and Promotion
                  -------------------------

                  Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $1,060,000 in 2000, $726,000 in 1999, and $633,000 in 1998.

                  Research and Development
                  ------------------------

                  Research and development costs are expensed as incurred. Research and development expense amounted to $1,535,000 in 2000, $1,184,000 in 1999, and $961,000 in 1998.

                  Stock-Based Compensation
                  ------------------------

                  Stock options granted by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The exercise price of employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements.

                  Earnings Per Common Share
                  -------------------------

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

                  Estimates
                  ---------

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

                  New Accounting Pronouncements
                  -----------------------------

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. The Company must implement SAB No. 101 by the fourth quarter of fiscal year 2001. Management does not expect the adoption of SFAS No. 133 or SAB No. 101 to have a material impact on the Company's financial position or results of operations.


                  Reclassifications
                  -----------------

                  Certain prior year amounts have been reclassified to conform with the current year presentation.

2.                Acquisitions

                  On March 26, 1999, the Company acquired substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated ("AMP"). Through SCPD, AMP manufactured and sold a broad line of electromagnetic interference ("EMI") filters, filtered arrays, filtered connectors, and related products. The aggregate cash purchase price of the acquired assets, including related acquisition costs, was $20,745,000. The Company also assumed obligations in the aggregate amount of $1,866,000. The aggregate purchase price of the acquisition was allocated to the acquired assets based upon their respective fair market values. The excess of the aggregate purchase price over the fair value of the net assets acquired (goodwill) amounted to $11,937,000 and is being amortized ratably over a period of 20 years.

                  On September 21, 1998, the Company acquired substantially all of the assets of Potter Production Corporation, a manufacturer of electronic filters and power products used in various communication, industrial control, and medical equipment. The aggregate price of the acquired assets amounted to $2,918,0000, excluding future contingent payments. The amount of the contingent payments are being determined based upon the Company's sales of power products during the three years subsequent to the acquisition date. Contingent payments under this arrangement amounted to $1,207,000 in 2000 and $514,000 in 1999. The amount of the contingent payments are being allocated to goodwill and amortized ratably over the asset's remaining life. Also, in connection with this acquisition, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $6.25 per share. The warrants are immediately exercisable and expire on September 21, 2002. In 2000, warrants to purchase 65,584 shares were exercised. At November 30, 2000, warrants to purchase 34,416 shares remained outstanding.

                  These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

3.                Inventories

                  Inventories by major classification are as follows:

                                                                                             November 30
                                                                                   -------------------------------
                                                                                         2000             1999
                                                                                         ----             ----
                                                                                             (in thousands)
                          Finished goods                                             $   4,111       $    4,132
                          Work-in-process                                               10,357            9,626
                          Raw materials                                                 10,771           10,859
                                                                                     ---------       ----------
                                                                                     $  25,239       $   24,617
                                                                                     =========       ==========

4.                Property, Plant and Equipment

                  Property, plant and equipment consist of the following:

                                                                                             November 30
                                                                                   -------------------------------
                                                                                         2000             1999
                                                                                         ----             ----
                                                                                             (in thousands)
                          Land and improvements                                      $   1,544       $    1,524
                          Buildings and improvements                                    12,660           11,351
                          Machinery and equipment                                       29,940           26,202
                          Construction in progress                                         254              125
                                                                                     ---------       ----------
                                                                                        44,398           39,202

                          Less accumulated depreciation                                 20,908           17,836
                                                                                     ---------       ----------
                                                                                     $  23,490       $   21,366
                                                                                     =========       ==========


5.                Other Assets

                  Other assets consist of the following:

                                                                                             November 30
                                                                                   -------------------------------
                                                                                         2000             1999
                                                                                         ----             ----
                                                                                             (in thousands)
                          Goodwill                                                   $  16,236       $   14,786
                          Less accumulated amortization                                  1,343              561
                                                                                     ---------       ----------
                          Goodwill, net                                              $  14,893       $   14,225
                                                                                     =========       ==========


                          Patents and patent rights                                  $     571       $      566
                          Debt issuance costs                                              375              671
                                                                                     ---------       ----------
                                                                                           946            1,237
                          Less accumulated amortization                                    549              522
                                                                                     ---------       ----------
                                                                                           397              715
                          Deferred income taxes                                              -              108
                          Deferred charges                                                 324              377
                                                                                     ---------       ----------
                          Other noncurrent assets                                    $     721       $    1,200
                                                                                     =========       ==========

6.        Short-Term Debt

          Short-term debt consists of the following:

                                                          November 30
                                                -------------------------------
                                                      2000            1999
                                                      ----            ----
                                                          (in thousands)

          Notes payable - domestic
           line of credit (1)                      $     -         $  4,400

          Notes payable - foreign
           lines of credit (2)                           -              689
                                                   -------         --------

                    Total                          $     -         $  5,089
                                                   =======         ========



          (1) The Company has a $12,000,000 unsecured line of credit with its principal lending institution, with interest rates on borrowings at or below the prevailing prime rate. During 2000, weighted average borrowings under the revolving credit line amounted to $4,275,000, with an average interest rate of 8.63%, and maximum month-end borrowings of $7,400,000. During 1999, weighted average borrowings amounted to $1,489,000, with an average interest rate of 7.35%, and maximum month-end borrowings of $4,400,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2000, the Company was in compliance with all debt covenants. The current line of credit agreement expires April 30, 2003.

          (2) The Company's wholly-owned German subsidiary maintains unsecured Deutsche Mark lines of credit with financial institutions aggregating $1,502,000 (DM 3,500,000) at November 30, 2000 and
                $1,330,000 (DM 2,500,000) at November 30, 1999. Weighted average borrowings under the lines of credit amounted to $389,000 (DM 907,000) in 2000 and $95,000 (DM 179,000) in 1999, with average interest rates of 7.50% in 2000 and 6.50% in 1999. The maximum amount of borrowings under the lines of credit at the end of any month was $961,000 (DM 2,238,000) in 2000 and $689,000 (DM
                1,296,000) in 1999. Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.

7.        Long-Term Debt

          Long-term debt consists of the following:

                                                              November 30
                                                       -------------------------
                                                          2000           1999
                                                          ----           ----
                                                              (in thousands)

Industrial development authority notes at
  variable interest rate (4.25% at
  November 30, 2000 and 4.00% at
  November 30, 1999)  (1)                             $   1,600       $  1,800


Industrial development authority notes
   at variable interest rate (4.87% at
   November 30, 2000 and 4.35% at
   November 30, 1999)  (2)                                  300            700


Mortgage note payable to bank at an
  interest rate of 8.50%  (3)                               747            787


Term loan payable to bank at variable
   interest rate (7.59% at November 30, 1999)                 -         20,000
                                                      ---------       --------


              Total                                       2,647         23,287
              Less current portion                          540          4,276
                                                      ---------       --------
              Long-term debt                          $   2,107       $ 19,011
                                                      =========       ========


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

(3) The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2005, are $540,000, $340,000, $240,000, $240,000, and
$340,000, respectively.

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

          During 1999, the Company entered into an interest rate swap agreement to limit the effect of increases in interest rates on the Company's variable rate debt. The effect of the agreement, which had an aggregate notional amount of $10,000,000, was to limit the interest rate exposure on $10,000,000 of the Company's term loan and revolving credit loan. As a result of this agreement, interest expense was decreased by $6,000 in 2000 and increased by $46,000 in 1999. The interest rate swap agreement was terminated on August 16, 2000. At November 30, 1999, the estimated fair value of the interest rate swap agreement was a net receivable of $73,000, based on quoted market rates and settlement costs.

          During 2000, the Company entered into forward currency exchange contracts to manage its exposure to foreign currency fluctuations on sales denominated in Deutsche Marks. At November 30, 2000, the Company had forward currency exchange contracts with aggregate notional amounts of $850,000, maturing in one month. The estimated fair value of the forward currency exchange contracts was a net receivable of $78,000 at November 30, 2000, based on quoted market prices.

9.        Common Stock Offering

          On August 16, 2000, the Company sold 2,300,000 shares of its Common Stock in a public offering which resulted in net proceeds of $27,836,000, after deducting issuance costs. The net proceeds of the offering were used to repay $7,400,000 of revolving line of credit indebtedness and $17,273,000 of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes.

10.       Treasury Stock

          On September 30, 1998, the Board of Directors authorized the Company to repurchase up to $4,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased will be at the discretion of management. At November 30, 2000 and 1999, the Company had repurchased 70,000 shares at an aggregate cost of $294,000.

11.       Other Income and Expense

          Other income and expense consist of the following (in thousands):

                                                       2000      1999      1998
                                                       ----      ----      ----

                Investment income                    $  198    $   72    $  117
                Gain (loss) on foreign currency
                     transactions                         7         4       (40)
                Patent licensing fees                   452         7         8
                Gain on sale of property,
                     plant and equipment                  -        13         -
                                                     ------    ------    ------
                                                     $  657    $   96    $   85
                                                     ======    ======    ======

12.            Income Taxes

               For the years ended November 30, 2000, 1999 and 1998, income before income taxes consists of the following (in thousands):

                                                         2000     1999    1998
                                                         ----     ----    ----

       U.S. operations                                 $ 14,936 $ 8,376 $ 5,884
       Foreign operations                                   383     464     435
                                                       -------- ------- -------
                                                       $ 15,319 $ 8,840 $ 6,319
                                                       ======== ======= =======



               For the years ended November 30, 2000, 1999 and 1998, the provision for income taxes consists of the following (in thousands):

                                                         2000     1999    1998
                                                         ----     ----    ----
       Current

         U.S. federal                                  $ 4,460  $ 2,396 $ 1,146
         Foreign                                            46        -       -
         State                                             623      340     225

       Deferred                                            687      634   1,014
                                                       -------  ------- -------
                                                       $ 5,816  $ 3,370 $ 2,385
                                                       =======  ======= =======



               The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2000, 1999 and 1998 consists of the following (in thousands):

                                                         2000     1999    1998
                                                         ----     ----    ----

       Statutory federal income tax                    $ 5,208  $ 3,006 $ 2,148
       State income taxes, net of federal tax benefit      411      224     148
       Foreign tax rates                                    50       74      70
       Decrease in deferred tax asset
         valuation allowance                                 -        -     (62)
       Other items                                         147       66      81
                                                       -------  ------- -------
                                                       $ 5,816  $ 3,370 $ 2,385
                                                       =======  ======= =======

               Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                                                                      November 30
                                                                                              ---------------------------
          Deferred tax assets:                                                                   2000               1999
                                                                                                 ----               ----
               Accrued compensation                                                        $      440        $       318
               Amortization of intangible assets                                                  389                453
               Allowance for doubtful accounts                                                    244                170
               Investment in subsidiaries                                                         108                255
               Inventory valuation                                                                 95                110
               Net operating loss carryforwards                                                     -                232
               Tax credit carryforwards                                                             -                 28
               Other                                                                               10                 10
                                                                                           ----------        -----------

                                   Deferred tax assets                                          1,286              1,576
                                                                                           ----------        -----------



          Deferred tax liabilities:

               Depreciation of plant and equipment                                              2,486              2,329
               Investment in subsidiaries                                                       1,271              1,107
               Amortization of intangible assets                                                  163                 68
               Other                                                                                -                 19
                                                                                           ----------        -----------

                                   Deferred tax liabilities                                     3,920              3,523
                                                                                           ----------        -----------

          Net deferred tax assets (liabilities)                                            $   (2,634)       $    (1,947)
                                                                                           ==========        ===========

                                                         November 30
                                                ------------------------------
                                                   2000              1999
                                                   ----              ----
                                                       (in thousands)
       Net deferred tax assets:

             Current                            $       779       $       579
             Noncurrent                                   -               108

       Net deferred tax liabilities:

             Noncurrent                              (3,413)           (2,634)
                                                ------------      ------------
                                                $    (2,634)      $    (1,947)
                                                ============      ============


          The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. At November 30, 2000, the undistributed earnings of the foreign subsidiaries amounted to approximately $3,174,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

          The Company has assessed its past earnings history and trends, and expiration dates of tax attribute carryforwards, and has determined that it is more likely than not that its deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded at November 30, 2000 or 1999. During the year ended November 30, 1998, the Company reduced its previously recorded valuation allowance for deferred tax assets to reflect the utilization of certain foreign net operating loss carryforwards and changes in the expected future realization of remaining foreign loss carryforwards.

13.       Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per common share:

                                                        2000      1999     1998
                                                        ----      ----     ----

          Numerator for basic and diluted
            earnings per common share
             (in thousands):

                    Net income                        $ 9,503   $ 5,470  $ 3,934
                                                      =======   =======  =======

          Denominator for basic earnings per
                common share
               (in thousands):

                    Weighted average shares
                    outstanding                        11,694    10,905   10,907
                                                      =======   =======  =======

          Denominator for diluted earnings per
                common share
               (in thousands):

                    Weighted average shares
                    outstanding                        11,694    10,905   10,907

                    Effect of dilutive securities:
                         Stock options                    252       139      109
                         Stock warrants                    34         7        -
                                                      -------   -------  -------

                                                       11,980    11,051   11,016
                                                      =======   =======  =======

          Earnings per common share:
                                                      $  0.81   $  0.50  $  0.36
                    Basic                             =======   =======  =======

                                                      $  0.79   $  0.49  $  0.36
                    Diluted                           =======   =======  =======


          Options to purchase 143,500 shares of Common Stock at prices ranging from $4.25 to $6.00 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's Common Stock and, therefore, would be antidilutive.

14.       Supplemental Cash Flow Information

          Supplemental cash flow information consists of the following (in thousands):

                                                            2000           1999          1998
                                                            ----           ----          ----
              Cash paid during the year for:

                  Interest                               $  1,816       $  1,380       $    210
                  Income taxes                              3,827          2,986          1,466

              Liabilities assumed in connection with
                business acquisitions                           -          1,866              -

15.       Common Stock Options

          The Company has several plans which provide for granting to officers, key employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2000, options to purchase 1,113,833 shares of Common Stock were available for grant under the Company's stock option plans.

          A summary of the Company's stock option activity for the years ended November 30, 2000, 1999 and 1998 is as follows:

                                                    Number
                                                   of Shares                        Option Price
                                                                  -----------------------------------------------------
                                                     Under             Per            Weighted
                                                    Option            Share            Average             Aggregate
                                                 -------------    --------------    -------------     -----------------
Outstanding - November 30, 1997                       390,668     $   1.88-4.25     $       3.22      $      1,257,000
   Granted during the year                            137,500         5.88-6.00             5.91               813,000
   Exercised during the year                         (118,663)        1.88-4.25             3.49              (414,000)
   Forfeitures and expirations                         (4,000)        1.88-3.06             2.77               (11,000)
                                                 -------------    --------------    -------------     -----------------
Outstanding - November 30, 1998                       405,505         1.88-6.00             4.06             1,645,000
   Granted during the year                            194,500         4.13-4.38             4.26               828,000
   Exercised during the year                          (68,663)        1.88-3.56             2.65              (182,000)
   Forfeitures and expirations                        (60,000)        3.00-5.88             4.15              (249,000)
                                                 -------------    --------------    -------------     -----------------
Outstanding - November 30, 1999                       471,342         3.00-6.00             4.33             2,042,000
   Granted during the year                            193,000       10.75-11.25            10.86             2,096,000
   Exercised during the year                          (64,801)        3.00-3.50             3.04              (197,000)
   Forfeitures and expirations                         (1,000)             3.06             3.06                (3,000)
                                                 -------------    --------------    -------------     -----------------

Outstanding - November 30, 2000                       598,541     $  3.00-11.25     $       6.58      $      3,938,000
                                                 =============    ==============    =============     =================

Exercisable

    November 30, 2000                                 113,368     $   3.00-6.00     $       4.36      $        494,000
                                                 =============    ==============    =============     =================
    November 30, 1999                                  68,165     $   3.00-3.50     $       3.29      $        224,000
                                                 =============    ==============    =============     =================
    November 30, 1998                                  44,497     $   1.88-4.25     $       3.10      $        138,000
                                                 =============    ==============    =============     =================

          During the years ended November 30, 2000, 1999 and 1998, the weighted average fair value of options granted amounted to $5.62, $1.73, and $2.45 per share, respectively. At November 30, 2000, the weighted average remaining contractual life of outstanding options was 3.7 years.

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

          Pro forma information regarding net income and earnings per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.75% in 2000, and 5.50% in 1999 and 1998; volatility factor of the expected market price of the Company's Common Stock of 0.52 in 2000, 0.36 in 1999, and 0.37 in 1998; dividend yield of 0.00% each year; and a weighted average expected option life of five years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the years ended November 30, 2000, 1999 and 1998, the Company's reported and pro forma net income and earnings per share are as follows (in thousands, except per share data):

                                                      2000        1999       1998
                                                      ----        ----       ----
          As reported:
                  Net income                        $ 9,503     $  5,470   $  3,934
                  Earnings per common share:
                           Basic                       0.81         0.50       0.36
                           Diluted                     0.79         0.49       0.36

          Pro forma:
                  Net income                          9,160        5,314      3,837
                  Earnings per common share:
                           Basic                       0.78         0.49       0.35
                           Diluted                     0.76         0.48       0.35


16.       Employee Savings Plan

          The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company's contribution to the plan was $289,000 in 2000, $208,000 in 1999, and $190,000 in
1998.

17.       Concentration of Credit Risk

          Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, foreign currency exchange contracts, and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. Government instruments, commercial paper of prime quality, certificates of deposit, and guaranteed bankers acceptances. The counterparties to the Company's foreign currency exchange contracts are major financial institutions. The Company has never experienced non-performance by any of its counterparties. At November 30, 2000 and 1999, approximately 64% and 58%, respectively, of the Company's accounts receivable were from customers in the telecommunication industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers operating in the telecommunication industry have not been material.

18.       Operating Segments

          The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. In fiscal year 2000, the Company realigned its business segments to better reflect its current strategic focus.

          The Company's current operations are primarily conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, patch antennas, and duplexers), and specialty ceramic capacitors. The Power Technologies Group currently manufactures various power management and conditioning products including power line filters and power entry modules. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

          The Company evaluates performance and allocates resources to its operating segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and nonoperating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss. In addition, reportable assets are comprised solely of property, plant, equipment, and inventories.

          Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied.

          For the years ended November 30, 2000, 1999 and 1998, reportable segment information is as follows (in thousands):

                                           Signal         Power
               2000                       Products       Products        Total
               ----                       --------       --------        -----

Revenue from unaffiliated customers        $98,983        $33,656       $132,639
Depreciation expense                         3,655            729          4,384
Segment income                              27,748          8,840         36,588
Segment assets                              36,562          8,525         45,087
Capital expenditures                         4,846          1,469          6,315

 PAGE>

                                           Signal         Power
               1999                       Products       Products        Total
              ------                      --------       --------        -----

Revenue from unaffiliated customers        $64,866        $32,863       $97,729
Depreciation expense                         2,781            674         3,455
Segment income                              17,235          7,739        24,974
Segment assets                              33,670          8,752        42,422
Capital expenditures                         1,949          1,640         3,589



                                           Signal         Power
               1998                       Products       Products        Total
              ------                      --------       --------        -----

Revenue from unaffiliated customers        $43,633        $16,235       $59,868
Depreciation expense                         2,716            499         3,215
Segment income                              13,167          3,509        16,676
Segment assets                              21,224          5,715        26,939
Capital expenditures                         1,723          1,186         2,909



          For the years ended November 30, 2000, 1999 and 1998, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):

Depreciation expense                         2000           1999          1998
--------------------                         ----           ----          ----

Total depreciation expense
  for reportable segments                  $ 4,384        $ 3,455       $ 3,215
Unallocated amounts:
  Depreciation expense related to
    selling, general and administrative
    activities                                 373            464           372
                                           -------        -------       -------
Consolidated depreciation expense          $ 4,757        $ 3,919       $ 3,587
                                           =======        =======       =======

Income before provision
   for income taxes                         2000           1999           1998
-----------------------                     ----           ----           ----


Total income for reportable segments       $36,588        $24,974       $16,676
Unallocated amounts:
    Selling, general and
      administrative expense               (20,138)       (14,810)      (10,214)
    Interest expense                        (1,788)        (1,420)         (228)
    Other income                               657             96            85
                                           -------        -------       -------
Consolidated income before
    provision for income taxes             $15,319        $ 8,840       $ 6,319
                                           =======        =======       =======




Assets                                        2000           1999          1998
------                                        ----           ----          ----

Total assets for reportable segments       $45,087        $42,422       $26,939
Unallocated amounts:
     Cash and cash equivalents               5,977            538           739
     Accounts receivable                    23,831         19,330        10,162
     Goodwill                               14,893         14,225         2,547
     Other assets                            5,435          6,039         3,752
                                           -------        -------       -------
Total consolidated assets                  $95,223        $82,554       $44,139
                                           =======        =======       =======




Capital expenditures                          2000           1999          1998
--------------------                          ----           ----          ----

Total capital expenditures for
     reportable segments                   $ 6,315        $ 3,589       $ 2,909
Capital expenditures related
     to the Company's selling,
     general and administrative
     activities                                590          1,383           384
                                           -------        -------       -------
Total consolidated capital
     expenditures                          $ 6,905        $ 4,972       $ 3,293
                                           =======        =======       =======

          The Company has operations in the United States, Mexico and Germany. Sales are attributed to individual regions based upon the operating location responsible for the sale. The Company transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. The geographic distribution of sales, operating income and long-lived assets for 2000, 1999 and 1998 is as follows (in thousands):

                                           North
               2000                       America         Europe         Total
----------------------------------        -------         ------         -----

Revenue from unaffiliated
     customers                            $113,585        $19,054       $132,639
Operating income                            16,102            348         16,450
Long-lived assets:
     Property, plant and equipment          23,391             99         23,490
     Intangible assets                      15,290              -         15,290


                                           North
               1999                       America         Europe         Total
----------------------------------        -------         ------         -----

Revenue from unaffiliated
     customers                            $ 82,662        $15,067       $ 97,729
Operating income                             9,688            476         10,164
Long-lived assets:
     Property, plant and equipment          21,241            125         21,366
     Intangible assets                      14,940              -         14,940



                                           North
               1998                       America         Europe         Total
----------------------------------        -------         ------         -----

Revenue from unaffiliated
     customers                            $ 50,864        $ 9,004       $ 59,868
Operating income                             5,984            478          6,462
Long-lived assets:
     Property, plant and equipment          16,188            101         16,289
     Intangible assets                       2,941              -          2,941


          Sales to the Company's largest single customer represented 20% in 2000, 18% in 1999, and 11% in 1998 of total consolidated net sales. The Company's second largest customer represented 13% of total consolidated net sales in 2000, and 6% in 1999 and 1998. Both of these customers are original equipment manufacturers of telecommunication equipment. Sales to each of these major customers consist of signal and power products.

19.       Quarterly Financial Data (Unaudited)

                                                                     Year Ended November 30, 2000
                                                  ----------------------------------------------------------------
                                                          First          Second          Third           Fourth
                                                  ----------------------------------------------------------------
                                                              (in thousands, except per share data)
          Net sales                                     $  28,524     $  32,087       $  35,649         $  36,379
          Gross margin                                      6,506         9,117          11,435            10,874
          Net income                                        1,059         2,126           2,902             3,416
          Earnings per common share:
             Basic                                           0.10          0.19            0.25              0.26
             Diluted                                         0.09          0.19            0.25              0.25

                                                                     Year Ended November 30, 1999
                                                  ----------------------------------------------------------------
                                                          First          Second          Third           Fourth
                                                  ----------------------------------------------------------------
                                                              (in thousands, except per share data)
          Net sales                                     $  15,325     $  24,542       $  28,891         $  28,971
          Gross margin                                      4,412         7,011           8,074             8,415
          Net income                                          863         1,510           1,597             1,500
          Earnings per common share:
             Basic                                           0.08          0.14            0.15              0.14
             Diluted                                         0.08          0.14            0.14              0.13

          Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

20.       Operating Leases

          The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2006. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

                     2001             $   467
                     2002                 387
                     2003                 359
                     2004                 354
                     2005                 205
                     Later years           35
                                      -------
                                      $ 1,807
                                      =======
          Total rent expense under all operating leases amounted to $977,000 in 2000, $1,140,000 in 1999, and $644,000 in 1998.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

              None

                                   PART III
                                   --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

              The information set forth under "Election of Directors" and "Directors of the Company" on pages 3, 4 and 5 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 2, 2001 (the "Proxy Statement") is incorporated herein by reference.

              The following information is provided with respect to the executive officers of the Company:

              Name of Officer                             Age                   Position
              ---------------                             ---                   --------
              John P. Freeman                             46                    Senior Vice President, Chief Financial Officer

              Lawrence G. Howanitz                        48                    Senior Vice President Signal Products Group

              Thomas J. Krahling                          43                    Vice President Sales

              Robert L. Smith                             62                    Vice President Quality and Technology

              Richard A. Southworth                       58                    President, Chief Executive Officer

              James F. Toohey                             66                    Secretary

              Brian F. Ward                               41                    Senior Vice President
                                                                                Power Technologies Group

              Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.

              Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions. In 1997, he was appointed General Manager of the Company's Interconnect Products Division. In September of 1999, Mr. Howanitz was named Vice President Signal Products Group. In this position, he is responsible for the Company's worldwide signal products business which includes interconnect filter products, microwave/wireless components, and ceramic capacitors. In December of 2000, he was named Senior Vice President.

              Mr. Krahling is a graduate of Salisbury State University with a bachelors degree in Business Administration. Since joining the Company in 1990, he has held several positions including Regional Sales Manager, Director of Sales for Signal Products, and Director of North America Sales. In December of 2000, he was named Vice President Sales. Prior to joining the Company, Mr. Krahling held various sales positions with Murata Electronics North America and Chromerics.

              Mr. Smith is a graduate of Cleveland Institute of Electronics and is a certified National Association of Radio and Telecommunications Engineer. He joined the Company in 1978 as Manager of EMI testing services and was named Vice President Quality and Technology in 1997. Prior to joining the Company, Mr. Smith was Product Engineering Manager of Erie Technological Products.

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

              Mr. Ward is a Marketing graduate of Franklin Pearce College of Business. He joined the Company in 1994 as Director of Marketing and in 1997 was named Vice President Sales and Marketing. In December of 2000, he was named Senior Vice President Power Technologies Group. In this position, he is responsible for the Company's worldwide power products and advanced systems business. Prior to joining the Company, Mr. Ward held managerial positions in Engineering and Marketing with Clarostat Manufacturing Co. and Oak Grigsby, Inc.

              All executive officers are elected by the Board of Directors and serve at the discretion of the Board.

ITEM 11.      EXECUTIVE COMPENSATION
--------      ----------------------

              The information set forth under "Executive Compensation" on pages 6 through 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------      --------------------------------------------------------------

              The information set forth under "Securities Ownership" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      ----------------------------------------------

              The information set forth under "Certain Relationships and Related Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------      ---------------------------------------------------------------

(a)    Financial Statements and Schedules

            (1) Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:


                                                                       Page No.
                                                                       --------
                  Report of Independent Auditors                          25


                  Consolidated Balance Sheets as of November 30, 2000
                  and 1999                                                26
                  Consolidated Statements of Income for the Years Ended
                  November 30, 2000, 1999 and 1998                        27
                  Consolidated Statements of Stockholders' Equity for
                  the Years Ended November 30, 2000, 1999 and 1998        28
                  Consolidated Statements of Cash Flows for the Years
                  Ended November 30, 2000, 1999 and 1998                  29

                  Notes to Consolidated Financial Statements         30 - 47

            (2) Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

                  Schedule II - Valuation and Qualifying Accounts         52

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

                             Description of Exhibit                     Page No.
                                                                        --------

                             Articles of Incorporation of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.1 to Form S-1 registration and incorporated herein by reference

                             By-laws of the Company, as amended,
                             previously filed on February 25, 1981, as
                             Exhibit 3.2 to Form S-1 registration and incorporated herein by reference

                             Change in Control Agreement dated
                             June 26, 2000, by and between the Company and Richard A. Southworth, previously filed on July 6, 2000, as Exhibit 10.1 to Form S-3 registration and incorporated herein by reference

                             Change in Control Agreement dated
                             June 26, 2000, by and between the Company and John P. Freeman, previously filed on July 6, 2000, as Exhibit 10.2 to Form S-3 registration and incorporated herein by reference

                 Stock Option Plan of 1995, previously filed under Form S-8 on January 22, 1996, and incorporated herein by reference

                 Non-Employee Directors' Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference

                 Lease Contract dated March 15, 2000, by and between Industrias de America, S.A. de C.V. and Spectrum Control de Mexico, S.A. de C.V., previously filed on July 6, 2000, as Exhibit
                 10.6 to Form S-3 registration and incorporated herein by reference.

                 Subsidiaries of the Company (21.1)                          53

                 Consent of Ernst & Young LLP (23.1)                         54

(b)  Reports on Form 8-K

     None

                    SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  For the Three Years Ended November 30, 2000
                         (Dollar Amounts in Thousands)


Column A                                    Column B                   Column C                  Column D                 Column E


                                                                      Additions
                                            Balance At                Charged to                                           Balance
                                            Beginning                 Cost and                                             at End
Description                                  of Year                  Expenses                   Deductions                of Year
-----------                                -----------                --------                   ----------                -------
Year ended November 30, 1998:

Allowance for doubtful accts.               $     409                  $     101                 $     104  (1)            $     406

Valuation allowance for
      deferred tax assets                          62                          -                        62  (2)                    -
                                            ---------                  ---------                 ---------                 ---------

                                            $     471                  $     101                 $     166                 $     406
                                            =========                  =========                 =========                 =========


Year ended November 30, 1999:

Allowance for doubtful accts.               $     406                  $     399                 $     132  (1)            $     673
                                            =========                  =========                 =========                 =========


Year ended November 30, 2000:

Allowance for doubtful accts.               $     673                  $     372                 $     279  (1)            $     766
                                            =========                  =========                 =========                 =========


(1)  Uncollectible accounts written off, net of recoveries.

(2) Decrease in valuation allowance, principally related to tax loss carryforwards of the Company's German subsidiary.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Spectrum Control, Inc.
                                      ------------------------------------------


                                      By:     /s/ Richard A. Southworth
                                         ---------------------------------------
February 28, 2001                                 Richard A. Southworth
                                          President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edwin R. Bindseil        Director,                      February 28, 2001
-------------------------

/s/ John P. Freeman          Director,                      February 28, 2001
-------------------------
                             Chief Financial Officer,
                             and Principal Accounting
                             Officer

/s/ J. Thomas Gruenwald      Director                       February 28, 2001
-------------------------



/s/ Melvin Kutchin           Director                       February 28, 2001
-------------------------


/s/ John M. Petersen         Director                       February 28, 2001
-------------------------


/s/ Gerald A. Ryan           Director                       February 28, 2001
-------------------------


/s/ James F. Toohey          Director                       February  28, 2001
-------------------------