Form 10-Q
period 2001-02-28
SPECTRUM CONTROL INC
filed 2001-04-11
CIK 92769

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2001     Commission File Number 0-8796


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


                                Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                             Number of Shares Outstanding
              Class                              as of March 15, 2001
      Common, no par value                            13,444,810

                       SPECTRUM CONTROL, INC. AND SUBSIDIARIES

                                      INDEX

                                                             PAGE NO.
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets --
           February 28, 2001 and November 30, 2000


           Condensed Consolidated Statements of Income --
           Three Months Ended February 28, 2001 and
           February 29, 2000

           Condensed Consolidated Statements of Cash Flows --
           Three Months Ended February 28, 2001 and
           February 29, 2000


           Notes to Condensed Consolidated Financial Statements


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations



PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K




Signature

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                     February 28,    November 30,
                                         2001            2000
ASSETS

CURRENT ASSETS

  Cash and cash equivalents            $  7,248        $ 5,977

  Accounts receivable, net of
  allowances                             22,386         23,831

  Inventories
     Finished goods                       4,438          4,111
     Work-in-process                     10,201         10,357
     Raw materials                       12,798         10,771
       Total inventories                 27,437         25,239

  Prepaid expenses and other
  current assets                          1,492          1,072

       Total current assets              58,563         56,119



PROPERTY, PLANT AND EQUIPMENT,
  at cost less accumulated
  depreciation of $22,219
  in 2001 and $20,908 in 2000            23,660         23,490

OTHER ASSETS

 Goodwill                                14,827         14,894
 Patents and patent rights                  279            287
 Debt issuance costs                        120            109
 Deferred charges                           400            324

        Total other assets               15,626         15,614

TOTAL ASSETS                            $97,849        $95,223


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                      February 28,   November 30,
                                          2001           2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Short-term debt                       $     -        $     -
  Accounts payable                        8,256          8,714
  Accrued salaries and wages              1,952          3,002
  Accrued interest                           34             75
  Accrued other expenses                  1,686            826
  Current portion of long-term debt         540            540

          Total current liabilities      12,468         13,157

LONG-TERM DEBT                            2,847          2,107

DEFERRED INCOME TAXES                     3,560          3,413

STOCKHOLDERS' EQUITY

  Common stock, no par value,
   authorized 25,000,000 shares,
   issued 13,514,142 shares in 2001
   and 13,448,052 shares in 2000         43,411         43,175
  Retained earnings                      36,591         34,771
  Treasury stock, 70,000 shares in
   2001 and 2000, at cost                  (294)          (294)
                                         79,708         77,652
  Accumulated other comprehensive income
   Foreign currency translation
   adjustment                              (734)        (1,106)

          Total stockholders' equity     78,974         76,546

TOTAL LIABILITIES AND                   $97,849        $95,223
 STOCKHOLDERS' EQUITY

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                      (Dollars in Thousands Except Per Share Data)

                                   Three Months Ended
                             February 28,       February 29,
                                 2001              2000
Net sales                      $30,812            $28,524

Cost of products sold           22,608             22,018

Gross margin                     8,204              6,506

Selling, general and
 administrative expense          5,359              4,613


Income from operations           2,845              1,893

Other income (expense)
 Interest expense                  (56)              (593)
 Other income and expense,
  net                              147                407
                                    91               (186)


Income before provision
 for income taxes                2,936              1,707

Provision for
 income taxes                    1,116                648

Net income                    $  1,820             $1,059


Earnings per common share:
 Basic                        $   0.14             $ 0.10
 Diluted                      $   0.13             $ 0.09

Dividends declared per
 common share                 $      -             $    -

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLAR AMOUNTS IN THOUSANDS
(UNAUDITED)
                                             Three Months Ended
                                       February 28,        February 29,
                                           2001                2000
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $1,947              $1,208

CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of property, plant and
     equipment                            (1,441)               (987)
    Payment for acquired businesses         (133)               (651)

      Net cash used in investing
       activities                         (1,574)             (1,638)

CASH FLOWS FROM FINANCING
  ACTIVITIES

   Net borrowings of short-term debt           -               1,001
   Borrowings of long-term debt              950                   -
   Repayment of long-term debt              (210)             (1,120)
   Net proceeds from issuance
    of common stock                          236                 169

      Net cash provided by
       financing activities                  976                  50

Effect Of Exchange Rate
   Changes On Cash                           (78)                (11)

Net (Increase) Decrease In Cash
   And Cash Equivalents                    1,271                (391)

Cash And Cash Equivalents,
   Beginning Of Period                     5,977                 538

Cash And Cash Equivalents,
   End Of Period                          $7,248              $  147

Cash Paid During The Period For:

      Interest                            $   97              $  632
      Income taxes                           508                   3


The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2001



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

The balance sheet at November 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2000.

Note 2 - Principles of Consolidation

The condensed consolidated financial statements include the accounts of Spectrum Control, Inc. and its Subsidiaries (the Company). To facilitate timely reporting, the fiscal quarters of the Company's German subsidiary, Spectrum Control GmbH, are based upon a fiscal year which ends October 31. All significant intercompany accounts are eliminated upon consolidation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 4- Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's adoption of SFAS No. 133 on December 1, 2000 did not have any impact on the Company's consolidated statement of income for the period ended February 28, 2001. The impact of SFAS No. 133 on the Company's reported financial position at February 28, 2001 and other comprehensive income for the period ended February 28, 2001 is not material.


Note 5 - New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. In accordance with the provisions of SAB No. 101, the Company will adopt the new accounting rules in the fourth quarter of fiscal year ending November 30, 2001. Management does not expect the adoption of SAB No. 101 to have a material impact on the Company's financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



Note 6- Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:
                                                   Three Months Ended
                                             February 28,       February 29,
                                                2001               2000
Numerator for basic and
  diluted earnings per
  common share (in thousands):

            Net income                         $ 1,820            $ 1,059

Denominator for basic
  earnings per common
  share (in thousands):

            Weighted average
              shares outstanding                13,399             10,972

Denominator for diluted
  earnings per common
  share (in thousands):

            Weighted average
              shares outstanding                13,399             10,972

            Effect of dilutive securities:
              Stock options                        156                259
              Stock warrants                        11                 53

                                                13,566             11,284


Earnings per common share:

   Basic                                        $ 0.14             $ 0.10

   Diluted                                      $ 0.13             $ 0.09

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Note 7 - Comprehensive Income

The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):

                                                 Three Months Ended
                                             February 28,     February 29,
                                                 2001             2000

Net income                                    $ 1,820          $ 1,059

Foreign currency translation adjustment           372             (320)

Comprehensive income                          $ 2,192          $   739


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

The Company's current operations are primarily conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors. The Power Technologies Group currently manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


For each period presented, the accounting polices and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended February 28, 2001 and February
29, 2000 is as follows (in thousands):

Three Months Ended                     Signal         Power
 February 28, 2001:                   Products       Products         Total
  Revenue from unaffiliated           $25,470        $ 5,342        $ 30,812
    customers

  Segment income                        7,354            524           7,878



Three Months Ended
 February 29, 2000:

  Revenue from unaffiliated
    customers                          19,852          8,672          28,524

  Segment income                        3,604          2,212           5,816

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


      A reconciliation of total reportable segment income to consolidated income before provision for income taxes is as follows (in thousands):

                                                     Three Months Ended
                                                 February 28      February 29,
                                                    2001              2000

Total income for reportable segments               $7,878            $5,816

Unallocated amounts:

  Selling, general and administrative expense      (5,033)           (3,923)

  Interest expense                                    (56)             (593)

  Other income                                        147               407

Consolidated income before provision for
  income taxes                                     $2,936            $1,707

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries (the "Company") annual report on Form 10-K for the fiscal year ended November 30, 2000.

Overview

	We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest market is the telecommunications industry. In fiscal year 2000, approximately 64.0% of our sales were to customers in the telecommunications industry. Our products are used in numerous telecommunications systems including wireless base stations, fiber optic networks and switching equipment, wireless modems and LANs, Internet servers, and global positioning systems. Our growth has been primarily driven by the expansion of the wireless and fiber optic networking segments of the telecommunications industry, the increasing electronic content and complexity of many end-products and the positive impact of our strategic acquisitions.

	Our operations are primarily conducted in two business segments: signal products and power products. Our Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). Our Power Technologies Group currently manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. Recently, our Power Technologies Group developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Information

	The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 2001 and February 29,
2000:
                                                    2001         2000
       Net sales                                   100.0%       100.0%
       Cost of products sold                        73.4         77.2
       Gross margin                                 26.6         22.8
       Selling, general and
         administrative expense                     17.4         16.2
       Income from operations                        9.2          6.6
       Other income (expense)
          Interest expense                          (0.2)        (2.1)
          Other income and expense, net              0.5          1.4
       Income before provision
          for income taxes                           9.5          5.9
       Provision for income taxes                    3.6          2.2
       Net income                                    5.9%         3.7%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



First Quarter 2001 Versus First Quarter 2000

Net Sales

Net sales increased by $2.3 million during the period, with consolidated net sales of $30.8 million in the first quarter of fiscal 2001 and $28.5 million in the comparable quarter of 2000. Sales of signal products increased by $5.6 million during the period, principally reflecting additional shipments of discrete EMI filters, filtered arrays, and filtered connectors. Sales of power products decreased by $3.3 million during the period, from $8.6 million in the first quarter of fiscal 2000 to $5.3 million in the current quarter. Overall demand for the Company's products was soft during the period, with total customer orders of $23.6 million received in the first quarter of fiscal 2001, a decrease of $14.2 million or 37.5% from the first quarter of last year.

Throughout the first quarter of 2001, our sales and customer order rates were negatively impacted by a severe slowdown in the telecommunications industry. This slowdown reflects several factors including: (1) reduced spending for infrastructure and network equipment by telephone companies, Internet service providers, and original equipment manufacturers ("OEMs");
(2) excess component and systems inventories throughout the telecommunications industry; and (3) growing concerns regarding an overall economic slowdown in the United States. Although we believe the long-term growth potential for the telecommunications industry remains strong, we expect the current poor market conditions to continue throughout most of fiscal year 2001.

Gross Margin

For the first quarter of fiscal 2001, gross margin was $8.2 million or 26.6% of sales, compared to $6.5 million or 22.8% in the comparable quarter of 2000. Gross margin in the first quarter of fiscal 2000 reflects certain manufacturing yield losses and resultant higher labor costs incurred during the integration of SCPD into our Signal Products Group. This integration, which included relocating SCPD manufacturing operations and redesigning certain SCPD products and production processes, was completed in May 2000. With the completion of this integration, and the continued phase-in of our new manufacturing operation in Juarez, Mexico, operating efficiencies and manufacturing yields have improved.

With the severe slowdown in the telecommunications industry, our sales in the first quarter of fiscal 2001 were significantly below previously planned levels. As a result, gross margin in the current quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. At February 28, 2001, we had a total workforce of 1,467 employees, a reduction of 257 or 14.9% from November 30, 2000. In response to the current business conditions, we will continue to review our organization and cost structure throughout fiscal year 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Selling, General and Administrative Expense

In the first quarter of fiscal 2001, selling expense amounted to $3.3 million or 10.7% of sales, compared to $2.8 million or 10.0% of sales in the same quarter of 2000. In addition to greater sales volume, the current period selling expense reflects increases in personnel costs, advertising expenses, and effective commission rates. General and administrative expense was approximately $2.1 million in the first quarter of 2001, compared to $1.8 million in the comparable quarter of 2000. The increase in general and administrative expense primarily reflects additional personnel costs and operating expenses associated with the Company's increased business activities.

Other Income and Expense

As a result of reduced bank indebtedness, interest expense decreased by $537,000 during the period. In August 2000, we sold 2.3 million shares of our Common Stock in a public offering which resulted in net proceeds of $27.8 million, after deducting issuance costs. The net proceeds of the offering were used to repay $7.4 million of revolving line of credit indebtedness and $17.3 million of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes. Primarily as a result of this follow-on stock offering, our total bank indebtedness at February 28, 2001 was $3.4 million, compared to $28.2 million at February 29, 2000.

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $29,000 in the first quarter of 2001 and $375,000 in the comparable quarter last year upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

We realized interest income of $118,000 in the first quarter of 2001 from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.0% in 2001 and 2000, compared to an applicable statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Risk Factors That May Affect Future Results

Our results of operations may be affected in the future by a variety of factors including: competitive pricing pressures, new product offerings by us and our competitors, new technologies, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix. In fiscal year 2000, approximately 64.0% of our sales were to customers in the telecommunications industry. During the first quarter of fiscal 2001, the telecommunications industry experienced a severe slowdown. If this slowdown continues or intensifies, it may have a material negative impact on our future operating performance.

Liquidity, Capital Resources and Financial Condition

We maintain a $12.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania. This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At February 28, 2001, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At February 28, 2001, we were in compliance with all debt covenants. The current line of credit agreement expires April 30, 2003.

Our wholly-owned German subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.7 million (DM 3.5 million). At February 28, 2001, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our working capital and current ratio continued to improve throughout the period. At February 28, 2001, we had net working capital of $46.1 million, compared to $43.0 million at November 30, 2000. At the end of the first quarter of fiscal 2001, current assets were 4.70 times current liabilities, compared to 4.27 at the end of fiscal 2000.

During the first three months of fiscal 2001, our capital expenditures for property, plant and equipment amounted to $1.4 million. These capital expenditures were primarily for manufacturing equipment to enhance operating efficiencies and increase capacity for certain product lines within our Signal Products Group and Power Technologies Group. At February 28, 2001, we had not entered into any material commitments for capital expenditures.

In November 2000, we completed a 26,000 square foot expansion to our existing manufacturing facility in Wesson, Mississippi. Financing for this project was substantially provided by the State of Mississippi through general obligation bonds issued in December 2000. Accordingly, we received $950,000 of bond proceeds during the first quarter of fiscal 2001. The bonds have a term of 15 years and bear interest at 5.36%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2001, including scheduled long-term debt repayment and planned capital expenditures. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite additional inventory requirements, the Company's operating cash flow increased during the period. During the first three months of fiscal 2001, net cash generated from operations amounted to $1.9 million, an increase of $739,000 from the comparable period of 2000. During the first quarter of fiscal 2001, inventories grew by approximately $2.1 million. The increase in inventories primarily reflects additional raw materials purchased to support customer orders which have been subsequently delayed or pushed-out during the current telecommunications industry slowdown.

At February 28, 2001, goodwill represented 15.2% of total assets and 18.8% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of SCPD. We amortize goodwill on a straight-line basis over a period of 20 years and periodically review its carrying value for possible impairment. Based upon a review of expected future operating cash flows derived from the acquisition of SCPD, we have determined that no impairment losses need be recognized in the current period.


Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Deutsche Mark, we occasionally enter into forward currency exchange contracts. At February 28, 2001, we had a forward currency exchange contract (to receive German Deutsche Marks and pay U.S. Dollars) with a notional amount of $900,000, a contractual exchange rate of 2.14, and a fair value of $17,000. For each of the periods presented herein, currency exchange rate gains and losses were not material. In addition, an assumed 10.0% adverse change in all foreign currencies in which we currently transact business would not have a material impact on our operating results, financial position, or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 28, 2001, no interest rate swap agreements were outstanding.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. In accordance with the provisions of SAB No. 101, we will adopt the new accounting rules in the fourth quarter of fiscal year ending November 30, 2001. We do not expect the adoption of SAB No. 101 to have a material impact on our financial position or results of operations.

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




                                              SPECTRUM CONTROL, INC.
                                                    (Registrant)



Date:  March 20, 2001             By:         /s/ John P. Freeman
                                     John P. Freeman, Senior Vice President
                                           and Chief Financial Officer
                                            (Principal Accounting and
                                                 Financial Officer)