Form 10-Q
period 2001-05-31
SPECTRUM CONTROL INC
filed 2001-07-05
CIK 92769

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2001	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415
(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 835-1650

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
Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2001
Common, no par value	13,368,810

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

INDEX

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets -- May 31, 2001 and November 30, 2000
Condensed Consolidated Statements of Income -- Three Months Ended and Six Months Ended May 31, 2001 and 2000
Condensed Consolidated Statements of Cash Flows -- Three Months Ended and Six Months Ended May 31, 2001 and 2000
Notes to Condensed Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II	OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits and Reports on Form 8-K

Signature

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollar Amounts in Thousands
(UNAUDITED)

	May 31	November 30
	2001	2000
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,123	$5,977

Accounts receivable, net of allowances	17,520	23,831

Inventories
Finished goods	4,198	4,111
Work-in-process	8,926	10,357
Raw materials	12,623	10,771
Total inventories	25,747	25,239

Prepaid expenses and other current assets	2,740	1,072

Total current assets	55,130	56,119

PROPERTY, PLANT AND EQUIPMENT, at cost
less accumulated depreciation of $23,489
in 2001 and $20,908 in 2000	23,595	23,490

OTHER ASSETS

Goodwill	14,647	14,894
Patents and patent rights	269	287
Debt issuance costs	110	109
Deferred charges	229	324

Total other assets	15,255	15,614

TOTAL ASSETS	$93,980	$95,223

	May 31	November 30
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$6,094	$8,714
Accrued salaries and wages	1,583	3,002
Accrued interest	66	75
Accrued other expenses	506	826
Current portion of long-term debt	540	540

Total current liabilities	8,789	13,157

LONG-TERM DEBT	2,837	2,107

DEFERRED INCOME TAXES	3,607	3,413

STOCKHOLDERS' EQUITY

Common stock, no par value, authorized
25,000,000 shares, issued 13,538,143
shares in 2001 and 13,448,052 in 2000	43,498	43,175
Retained earnings	37,214	34,771
Treasury stock, 170,000 shares in 2001
and 70,000 shares in 2000, at cost	(992)	(294)
	79,720	77,652
Accumulated other comprehensive income
Foreign currency translation adjustment	(973)	(1,106)

Total stockholders' equity	78,747	76,546

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,980	$95,223

The accompanying notes are an integral part of the financial statements.

Top of Report

Spectrum Control ,Inc. and Subsidiaries
Condensed Consolidated Statements of Income
( Unaudited )

( Dollars in Thousands Except Per Share Data)
	Three Months Ended		Six Months Ended
	May 31		May 31
	2001	2000	2001	2000
Net sales	$25,280	$32,087	$56,092	$60,611
Cost of products sold	19,409	22,970	42,017	44,988
Gross margin	5,871	9,117	14,075	15,623
Selling, general and administrative expense	4,910	5,129	10,269	9,742
Income from operations	961	3,988	3,806	5,881
Other income (expense)
Interest expense	(60)	(586)	(116)	(1,179)
Other income and expense, net	104	28	251	435
	44	(558)	135	(744)

Income before provision for income taxes	1,005	3,430	3,941	5,137
Provision for income taxes	382	1,304	1,498	1,952
Net income	$623	$2,126	$2,443	$3,185
Earnings per common share:
Basic	$0.05	$0.19	$0.18	$0.29
Diluted	$0.05	$0.19	$0.18	$0.28
Dividends declared per common share	$ -	$ -	$ -	$ -
The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollar Amounts in Thousands
(UNAUDITED)
	Six Months Ended
	May 31
	2001	2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,575	$3,274

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(2,657)	(2,523)
Payment for acquired businesses	(158)	(935)

Net cash used in investing activities	(2,815)	(3,458)

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings of short-term debt	-	2,152
Borrowings of long-term debt	950	-
Repayment of long-term debt	(220)	(2,038)
Purchase of common stock	(697)	-
Net proceeds from issuance of common stock:
Exercise of employee stock options	304	177
Exercise of stock warrants	18	-

Net cash provided by financing activities	355	291

Effect Of Exchange Rate Changes On Cash	31	(4)

Net Increase In Cash And Cash Equivalents	3,146	103

Cash And Cash Equivalents, Beginning Of Period	5,977	538

Cash And Cash Equivalents, End Of Period	$9,123	$641

Cash Paid During The Period For:

Interest	$125	$1,164
Income taxes	3,164	993

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001

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

Note 4 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's adoption of SFAS No. 133 on December 1, 2000 did not have any impact on the Company's consolidated statements of income for the periods ended May 31, 2001. The impact of SFAS No. 133 on the Company's reported financial position at May 31, 2001 and other comprehensive income for the periods ended May 31, 2001 is not material.

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

Note 6 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31		May 31
	2001	2000	2001	2000

Numerator for basic and
diluted earnings per
common share (in thousands):
Net income	$ 623	$ 2,126	$ 2,443	$ 3,185

Denominator for basic
earnings per common
share (in thousands):
Weighted average
shares outstanding	13,405	11,011	13,402	10,992

Denominator for diluted
earnings per common
share (in thousands):
Weighted average
shares outstanding	13,405	11,011	13,402	10,992
Effect of dilutive securities:
Stock options	115	200	136	230
Stock warrants	7	40	9	46

	13,527	11,251	13,547	11,268

Earnings per common share:

Basic	$ 0 .05	$ 0 .19	$ 0 .18	$ 0 .29
Diluted	$ 0 .05	$ 0 .19	$ 0 .18	$ 0 .28

Note 7- Comprehensive Income The following table sets forth the computation of comprehensive income for the periods indicated (in thousands):
	Three Months Ended		Six Months Ended
	May 31		May 31
	2001	2000	2001	2000
Net income	$ 623	$ 2,126	$ 2,443	$ 3,185
Foreign currency translation
adjustment	(239)	77	133	(243)

Comprehensive income	$ 384	$ 2,203	$ 2,576	$ 2,942

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

The Company's current operations are conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters and duplexers), and specialty ceramic capacitors. The Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, the Power Technology Group has recently developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2001 and 2000 is as follows (in thousands):

Three Months Ended May 31:	Signal	Power
	Products	Products	Total
2001

Revenue from unaffiliated customers	$ 18,444	$ 6,836	$ 25,280
Segment income	3,838	1,395	5,233

2000

Revenue from unaffiliated customers	23,646	8,441	32,087
Segment income	6,667	2,125	8,792

Six Months Ended May 31:

2001

Revenue from unaffiliated customers	43,914	12,178	56,092
Segment income	11,192	1,920	13,112

2000

Revenue from unaffiliated customers	43,498	17,113	60,611
Segment income	10,271	4,337	14,608

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2001 and 2000 is as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 31		May 31
	2001	2000	2001	2000
Total income for reportable
segments	$ 5,233	$ 8,792	$ 13,112	$ 14,608

Unallocated amounts:

Selling, general and
administrative expense	(4,272)	(4,804)	(9,306)	(8,727)

Interest expense	(60)	(586)	(116)	(1,179)

Other income	104	28	251	435

Consolidated income before
provision for income taxes	$ 1,005	$ 3,430	$ 3,941	$ 5,137

Top of Report

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

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest market is the telecommunications industry. In fiscal year 2000, approximately 64.0% of our sales were to customers in the telecommunications industry. Our products are used in numerous telecommunications systems including wireless base stations, fiber optic networks and switching equipment, wireless modems and LANs, Internet servers, and global positioning systems. Other markets for our products include military, aerospace, medical instrumentation, industrial equipment, computer, and automotive.

Our operations are currently conducted in two business segments: signal products and power products. Our Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). Our Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. Recently, our Power Technologies Group developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management.

Forward-Looking Information

The following discussion includes "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions, (2) our anticipated capital expenditures and (3) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and six months ended May 31, 2001 and 2000:

	Three Months Ended		Six Months Ended
	May 31		May 31
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.8	71.6	74.9	74.2
Gross margin	23.2	28.4	25.1	25.8
Selling, general and
administrative expense	19.4	16.0	18.3	16.1
Income from operations	3.8	12.4	6.8	9.7
Other income (expense)
Interest expense	(0.2)	(1.8)	(0.2)	(1.9)
Other income and expense, net	0.4	0.1	0.4	0.7
Income before provision
for income taxes	4.0	10.7	7.0	8.5
Provision for income taxes	1.5	4.1	2.6	3.2
Net income	2.5%	6.6%	4.4%	5.3%

Second Quarter 2001 Versus Second Quarter 2000

Net Sales

Net sales decreased by $6.8 million during the period, with consolidated net sales of $25.3 million in the second quarter of fiscal 2001 and $32.1 million in the comparable quarter of 2000. This decrease reflects reduced shipment volume for substantially all of our product lines. Sales of signal products amounted to $18.5 million in the current quarter, compared to $23.7 million in the second quarter of last year. Sales of power products decreased by $1.6 million during the period, from $8.4 million in the second quarter of fiscal 2000 to $6.8 million in the current quarter. During the second quarter of fiscal 2001, power product sales included shipments of $1.9 million of our newly-introduced advanced systems product offering. Overall demand for the Company's products was very soft during the period, with total customer orders of $17.7 million received in the second quarter of fiscal 2001, a decrease of $20.6 million or 53.8% from the same period last year. In addition, we reduced our sales order backlog by $9.3 million during the current quarter to reflect previously recorded orders that our customers have requested to be postponed or canceled. As a result, our backlog at May 31, 2001, was $41.0 million, compared to approximately $65.0 million at November 30, 2000.

Throughout the second quarter of 2001, our sales and customer order rates continued to be negatively impacted by a severe slowdown in the telecommunications industry. This slowdown reflects several factors including: (1) reduced spending for infrastructure and network equipment by telephone companies, Internet service providers, and original equipment manufacturers ("OEMs"); (2) excess component and systems inventories throughout the telecommunications industry; and (3) an overall economic slowdown in the United States. Although we believe the long-term growth potential for the telecommunications industry remains strong, we expect the current poor market conditions to continue throughout the remainder of fiscal year 2001.

Gross Margin

For the second quarter of fiscal 2001, gross margin was $5.9 million or 23.2% of sales, compared to $9.1 million or 28.4% in the comparable quarter of 2000. With the severe slowdown in the telecommunications industry, our sales in the second quarter of fiscal 2001 were significantly below previously planned levels. As a result, gross margin in the current quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. At May 31, 2001, we had a total workforce of 1,058 employees, a reduction of 666 or 38.6% from November 30, 2000. In response to the current business conditions, we will continue to review our organization and cost structure throughout fiscal year 2001 to reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

In the second quarter of fiscal 2001, selling expense amounted to $3.0 million or 11.9% of sales, compared to $3.0 million or 9.3% of sales in the same quarter of 2000. The increase in selling expense, as a percentage of sales, principally reflects additional advertising expenses to promote new products and higher effective commission rates on sales of product through distributors. General and administrative expense was approximately $1.9 million in the second quarter of 2001, compared to $2.1 million in the comparable quarter of 2000. The decrease in general and administrative expense primarily reflects reduced personnel costs associated with performance-based compensation.

Other Income and Expense

As a result of reduced bank indebtedness, interest expense decreased by $526,000 during the period. In August 2000, we sold 2.3 million shares of our Common Stock in a public offering, which resulted in net proceeds of $27.8 million, after deducting issuance costs. The net proceeds of the offering were used to repay $7.4 million of revolving line of credit indebtedness and $17.3 million of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes. Primarily as a result of this follow-on stock offering, our total bank indebtedness at May 31, 2001 was $3.4 million, compared to $28.4 million at May 31, 2000.

We realized interest income of $93,000 in the second quarter of 2001 from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.0% in 2001 and 2000, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Six Months 2001 Versus Six Months 2000

Net Sales

For the first half of fiscal 2001, net sales decreased by $4.5 million or 7.5%, with consolidated sales of $56.1 million in 2001 and $60.6 million in 2000. Sales of signal products increased slightly during the period, amounting to $43.9 million during the first six months of fiscal 2001, compared to $43.5 million for the comparable period of 2000. Sales of power products amounted to $12.2 million during the first half of fiscal 2001, a decrease of $4.9 million from the same period last year. These power products principally consist of power distribution units and power line filters used in various communication equipment, including fiber optic networking and switching equipment. The decrease in power product sales primarily reflects current excess inventory levels for these products throughout the telecommunications industry. Total customer orders received in the first six months of fiscal 2001 amounted to $41.2 million, a decrease of $34.8 million or 45.8% from the same period last year. Overall selling prices remained relatively stable throughout the period.

Gross Margin

For the first six months of fiscal 2001, gross margin was $14.1 million or 25.1% of sales, compared to $15.6 million or 25.8% of sales for the same period last year. During the first half of fiscal 2000, gross margin was negatively affected by manufacturing capacity constraints and the costs of integrating certain acquired operations into our Signal Products Group. With the completion of this integration in May 2000 and the continued phase-in of our new 46,000 square foot manufacturing facility in Juarez, Mexico, manufacturing yields have improved. These improvements, however, have been substantially offset by lower production volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunication customers.

Selling, General and Administrative Expense

During the first half of fiscal 2001, selling expense amounted to $6.4 million or 11.3% of sales, compared to $5.8 million or 9.6% of sales for the same period last year. The increase in selling expense principally reflects higher personnel costs, advertising expenses, and effective commission rates. Overall general and administrative expense was flat during the period, amounting to $3.9 million during the first six months of fiscal 2001 and 2000. As a result of the current business slowdown, general and administrative expense in the second half of fiscal 2001 is expected to decrease from the reduction or elimination of certain discretionary expenditures.

Other Income and Expense

Interest expense decreased by approximately $1.1 million during the period, from $1.2 million in 2000 to $116,000 in 2001. The decrease in interest expenses primarily reflects reduced bank indebtedness. In addition, weighted average interest rates declined slightly during the period.

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $29,000 in the first half of 2001 and $375,000 in the comparable period last year upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

We realized interest income of $211,000 in the first half of 2001 from temporary cash investments.

Risk Factors That May Affect Future Results

In fiscal year 2000, approximately 64.0% of our sales were to customers in the telecommunications industry. During the first half of fiscal 2001, the telecommunications industry experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $12.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania. This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At May 31, 2001, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At May 31, 2001, we were in compliance with all debt covenants. The current line of credit agreement expires April 30, 2003.

Our wholly-owned German subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (DM 3.5 million). At May 31, 2001, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our working capital and current ratio continued to improve throughout the period. At May 31, 2001, we had net working capital of $46.3 million, compared to $43.0 million at November 30, 2000. At the end of the first half of fiscal 2001, current assets were 6.27 times current liabilities, compared to 4.27 at the end of fiscal 2000.

During the first six months of fiscal 2001, our capital expenditures for property, plant and equipment amounted to $2.7 million. These capital expenditures were primarily for manufacturing equipment to enhance operating efficiencies and increase capacity for certain product lines within our Signal Products Group and Power Technologies Group. At May 31, 2001, we had not entered into any material commitments for capital expenditures.

We have initiated a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first half of fiscal 2001, 100,000 shares were repurchased at an aggregate cost of $697,000. Since the adoption of the stock repurchase program, 170,000 shares have been repurchased at a total cost of $992,000.

In November 2000, we completed a 26,000 square foot expansion to our existing manufacturing facility in Wesson, Mississippi. Financing for this project was substantially provided by the State of Mississippi through general obligation bonds issued in December 2000. Accordingly, we received $950,000 of bond proceeds during the first half of fiscal 2001. The bonds have a term of 15 years and bear interest at 5.36%.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2001, including scheduled long-term debt repayment, planned capital equipment expenditures, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite additional inventory requirements, the Company's operating cash flow increased during the period. During the first six months of fiscal 2001, net cash generated from operations amounted to $5.6 million, an increase of $2.3 million from the comparable period of 2000. During the first half of fiscal 2001, inventories grew by approximately $500,000. The increase in inventories primarily reflects additional raw materials purchased to support customer orders which have been subsequently delayed or pushed-out during the current telecommunications industry slowdown.

At May 31, 2001, goodwill represented 15.6% of total assets and 18.6% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with the Company's acquisition of substantially all of the assets of the Signal Conditioning Products Division ("SCPD") of AMP Incorporated. We amortize goodwill on a straight-line basis over a period of 20 years and periodically review its carrying value for possible impairment. Based upon a review of expected future operating cash flows derived from the acquisition of SCPD, we have determined that no impairment losses need be recognized in the current period.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Deutsche Mark and British Pound, we occasionally enter into forward currency exchange contracts. At May 31, 2001, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material. In addition, an assumed 10.0% adverse change in all foreign currencies in which we currently transact business would not have a material impact on the Company's operating results, financial position, or cash flows.

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

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2001, no interest rate swap agreements were outstanding.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), which clarifies the accounting rules for revenue recognition in financial statements. In accordance with the provisions of SAB No. 101, we will adopt the new accounting rules in the fourth quarter of fiscal year ending November 30, 2001. We do not expect the adoption of SAB No. 101 to have a material impact on our financial position or results of operations.

Top of Report

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 2, 2001, at the
Bel-Aire Hotel, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 a.m. All proposals as described in the Company's Proxy Statement dated March 1, 2001 were approved. Below are details of the matters voted upon at the meeting:

Proposal 1 - Election of Directors
Elections were held for three (3) directors to serve until the 2004 Annual Meeting of Shareholders. The results of the votes are as follows:
Name	Votes For	Votes Against	Abstentions

John M. Petersen	11,566,070	75,976	-
Richard A. Southworth	11,573,349	68,697	-
James F. Toohey	9,366,866	2,275,180	-
The terms of the following directors extend beyond the Annual Meeting date: Edwin R. Bindseil, John P. Freeman, J. Thomas Gruenwald, Melvin Kutchin, and Gerald A. Ryan.

Proposal 2 - Appointment of Auditors
Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's auditors for the fiscal year ending November 30, 2001, subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions

11,597,628	12,161	32,257

Top of Report

Item 6. Exhibits and Reports on Form 8-K
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter for which this report is filed.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: July 5, 2001	By: /s/ John P. Freeman
John P. Freeman, Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report