Form 10-Q
period 2001-08-31
SPECTRUM CONTROL INC
filed 2001-10-09
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2001	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415
(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 835-1650

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2001
Common, no par value	13,204,110

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Dollar Amounts in Thousands
(Unaudited)
	August 31,	November 30,
	2001	2000
Assets
Current Assets
Cash and cash equivalents	$ 10,585	$ 5,977
Accounts receivable, net of allowances	13,912	23,831
Inventories	19,058	25,239
Prepaid expenses and other current assets	3,291	1,072
Total current assets	46,846	56,119

Property, Plant And Equipment, at cost
less accumulated depreciation of $ 24,764
in 2001 and $ 20,908 in 2000	22,319	23,490

Other Assets
Goodwill, net	14,460	14,894
Other noncurrent assets	610	720
Total other assets	15,070	15,614

Total Assets	$ 84,235	$ 95,223

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 3,816	$ 8,714
Accrued salaries and wages	1,442	3,002
Accrued interest	100	75
Accrued other expenses	455	826
Current portion of long-term debt	540	540
Total current liabilities	6,353	13,157

Long-Term Debt	2,827	2,107
Deferred Income Taxes	1,605	3,413

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,538,810
shares in 2001 and 13,448,052 in 2000	43,500	43,175
Retained earnings	32,905	34,771
Treasury stock, 334,700 shares in 2001
and 70,000 shares in 2000, at cost	(1,992)	(294)
	74,413	77,652
Accumulated other comprehensive income
Foreign currency translation adjustment	(963)	(1,106)
Total stockholders' equity	73,450	76,546

Total Liabilities And Stockholders' Equity	$ 84,235	$ 95,223

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in Thousands Except Per Share Data)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000

Net sales	$ 18,421	$ 35,649	$ 74,513	$ 96,260

Cost of products sold	20,790	24,214	62,807	69,202

Gross margin	(2,369)	11,435	11,706	27,058

Operating expenses
Selling, general and
administrative expense	4,146	6,220	14,415	15,962
Restructuring charges	485	-	485	-
	4,631	6,220	14,900	15,962

Income ( loss ) from operations	(7,000)	5,215	(3,194)	11,096

Other income ( expense )
Interest expense	(69)	(564)	(185)	(1,743)
Other income and expense, net	144	29	395	464
	75	(535)	210	(1,279)

Income ( loss ) before provision
for income taxes	(6,925)	4,680	(2,984)	9,817

Provision for income taxes (benefit)	(2,616)	1,778	(1,118)	3,730

Net income ( loss )	$ (4,309)	$ 2,902	$ (1,866)	$ 6,087

Earnings (loss) per common share :
Basic	$ (0.32)	$ 0.25	$ (0.14)	$ 0.54
Diluted	$ (0.32)	$ 0.25	$ (0.14)	$ 0.53

Average number of common shares
outstanding :
Basic	13,260	11,423	13,354	11,136
Diluted	13,260	11,733	13,354	11,424

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )

	Nine Months Ended
	August 31,
	2001	2000
Cash Flows From Operating Activities :
Net income (loss)	$ (1,866)	$ 6,087
Adjustments to reconcile net income ( loss )
to net cash provided by operating activities :
Depreciation	3,842	3,514
Amortization	668	895
Deferred income taxes	(1,808)	687
Restructuring and other charges	5,495	-
Changes in assets and liabilities :
Accounts receivable	10,065	(4,409)
Inventories	1,075	(2,415)
Prepaid expenses and other assets	(2,157)	676
Accounts payable and accrued expenses	(6,821)	3,766
Net cash provided by operating activities	8,493	8,801

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(3,018)	(4,752)
Payment for acquired businesses	(175)	(1,190)
Net cash used in investing activities	(3,193)	(5,942)

Cash Flows From Financing Activities :
Net repayment of short-term debt	-	(4,876)
Borrowings of long-term debt	950	-
Repayment of long-term debt	(230)	(20,230)
Purchase of common stock	(1,697)	-
Net proceeds from issuance of common stock:
Exercise of employee stock options	306	179
Exercise of stock warrants	18	379
Public stock offering	-	27,854
Net cash provided by (used in) financing activities	(653)	3,306

Effect of exchange rate changes on cash	(39)	(36)

Net increase in cash and cash equivalents	4,608	6,129

Cash and cash equivalents, beginning of period	5,977	538

Cash and cash equivalents, end of period	$ 10,585	$ 6,667

Cash paid during the period for :
Interest	$ 160	$ 1,616
Income taxes	3,195	1,695

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2001

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

Note 3 - Inventories

Inventories by major classification are as follows (in thousands):

	August 31,	November 30,
	2001	2000

Finished goods	$ 3,090	$ 4,111
Work - in - process	8,139	10,357
Raw materials	7,829	10,771
	$ 19,058	$ 25,239

Note 4 -Restructuring and Other Charges

During the third quarter of fiscal 2001, the Company adopted a plan to restructure its operations and reduce operating expenses in response to a severe slowdown in the global telecommunications equipment market. The restructuring plan is intended to reduce excess manufacturing capacity, improve efficiencies, and align the Company's operations with current business expectations. The plan includes consolidating manufacturing facilities, writing-off slow moving inventories, and disposing of excess property and equipment.

In connection with this plan, the Company recorded restructuring and other charges totaling $5,630,000 in the third quarter of 2001. The components of these charges, along with their related current period activity, are presented below (in thousands):

		2001 Activity
Classification	Description	Restructuring and Other Charges	Cash	Non-Cash	Accrued Liability August 31, 2001

Cost of products sold	Inventory write-offs	$ 5,145	$ -	$ 5,145	$ -

Restructuring charges	Employee severance costs	135	25	-	110

Restructuring charges	Loss on disposal of property, plant and equipment	350	-	350	-
		$ 5,630	$ 25	$ 5,495	$ 110

Major components of the restructuring plan include the following:

(1) The Company will close its two operating facilities in Elizabethtown, Pennsylvania. Manufacturing in these facilities consists of certain wireless products, specialty ceramic capacitors, and other signal products. These operations will be consolidated into the Company's manufacturing facilities in Juarez, Mexico; New Orleans, Louisiana; and Fairview, Pennsylvania. As a result of consolidating operations, the Company expects to realize losses of $ 350,000 on the disposal of excess property, plant and equipment and incur employee severance costs of $135,000 associated with the elimination of approximately 50 salaried positions. The Company anticipates the closure of the Elizabethtown facilities, disposal of excess equipment, and payment of employee severance costs to be substantially completed during the fourth quarter of fiscal 2001. Although the Company is aggressively marketing the closed Elizabethtown facilities for sale or lease, the time required to consummate a transaction under acceptable terms is not subject to reasonable estimation.

(2) With the significant slowdown in the telecommunications equipment market, certain customers have canceled orders and the Company has experienced an overall decrease in demand for its products. As a result, the Company increased its reserves for excess and slow moving inventories by $ 5,145,000.

A breakdown of the restructuring and other charges, by operating segment, is as follows (in thousands):

Operating Segment	Inventory Write-offs	Employee Severance Costs	Loss on Disposal of Property, Plant and Equipment

Signal products	$ 3,057	$ -	$ -
Power products	2,088	-	-
Unallocated amounts	-	135	350

	$ 5,145	$ 135	$ 350

Note 5 -Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative is either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's adoption of SFAS No. 133 on December 1, 2000 did not have any impact on the Company's consolidated statements of operations for the periods ended August 31, 2001. The impact of SFAS No. 133 on the Company's reported financial position at August 31, 2001 and other comprehensive income for the periods ended August 31, 2001 is not material.

Note 6 -New Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for under the purchase method. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS No. 141 are generally effective June 30, 2001. The Company will immediately follow the guidance set forth in SFAS No. 141 for any future acquisitions.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to a periodic impairment test at least annually. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The provisions of SFAS No. 142 must be adopted as of the beginning of a fiscal year. The Company expects to adopt the new accounting rules in the first quarter of fiscal year ending November 30, 2002. As a result of the non-amortization provisions of SFAS No. 142, the Company expects an increase of approximately $ 800,000 in pretax earnings during fiscal 2002 from this accounting change. The Company will perform the required transitional impairment test of goodwill during the first quarter of fiscal 2002 and has not yet determined what effect, if any, this test will have on the financial position and results of operations of the Company.

Note 7 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$ (4,309)	$ 2,902	$ (1,866)	$ 6,087

Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,260	11,423	13,354	11,136

Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,260	11,423	13,354	11,136
Effect of dilutive securities:
Stock options	-	287	-	249
Stock warrants	-	23	-	39

	13,260	11,733	13,354	11,424

Earnings (loss) per common share:

Basic	$ (0.32)	$ 0.25	$ (0.14)	$ 0.54
Diluted	$ (0.32)	$ 0.25	$ (0.14)	$ 0.53

Options and warrants to purchase 736,437 shares of Common Stock, at a weighted average exercise price of $7.61 per share, were outstanding during 2001 but were not included in the computation of diluted earnings (loss) per share because their inclusion would be anti-dilutive.

Note 8- Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000
Net income (loss)	$ (4,309)	$ 2,902	$ (1,866)	$ 6,087
Foreign currency translation
adjustment	10	(83)	143	(326)

Comprehensive income (loss)	$ (4,299)	$ 2,819	$ (1,723)	$ 5,761

Note 9- Operating Segments

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

The Company's current operations are conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors. The Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, the Power Technologies Group has recently developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended August 31, 2001 and 2000 is as follows (in thousands):

Three Months Ended August 31:	Signal	Power
	Products	Products	Total
2001

Revenue from unaffiliated customers	13,751	4,670	18,421
Segment income (loss)	(1,396)	(1,567)	(2,963)

2000

Revenue from unaffiliated customers	27,137	8,512	35,649
Segment income	9,060	2,147	11,207

Nine Months Ended August 31:

2001

Revenue from unaffiliated customers	57,665	16,848	74,513
Segment income	9,795	352	10,147

2000

Revenue from unaffiliated customers	70,635	25,625	96,260
Segment income	18,994	6,485	25,479
A reconciliation of total reportable segment income (loss) to consolidated income (loss) before provision for income taxes for the periods ended August 31, 2001 and 2000 is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000

Total income (loss) for reportable
segments	$ (2,963)	$ 11,207	$ 10,147	$ 25,479

Unallocated amounts:

Selling, general and
administrative expense	(3,552)	(5,992)	(12,856)	(14,383)

Restructuring charges	(485)	-	(485)	-

Interest expense	(69)	(564)	(185)	(1,743)

Other income	144	29	395	464

Consolidated income (loss) before
provision for income taxes	$ (6,925)	$ 4,680	$ (2,984)	$ 9,817

Top of Report

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2000. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest market is the telecommunications industry. In fiscal year 2000, approximately 64.0% of our sales were to customers in the telecommunications industry. Our products are used in numerous telecommunications systems including wireless base stations, fiber optic networks and switching equipment, wireless modems and LANs, Internet servers, and global positioning systems. Other markets for our products include military, aerospace, medical, instrumentation, industrial equipment, computer, and automotive.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and nine months ended August 31, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	112.9	67.9	84.3	71.9
Gross margin	(12.9)	32.1	15.7	28.1
Selling, general and
administrative expense	22.5	17.5	19.3	16.6
Restructuring charges	2.6	-	0.7	-
Income (loss) from operations	(38.0)	14.6	(4.3)	11.5
Other income (expense)
Interest expense	(0.4)	(1.6)	(0.2)	(1.8)
Other income and expense, net	0.8	0.1	0.5	0.5
Income (loss) before provision
for income taxes	(37.6)	13.1	(4.0)	10.2
Provision for income taxes	(14.2)	5.0	(1.5)	3.9
Net income (loss)	(23.4)%	8.1%	(2.5)%	6.3%

Third Quarter 2001 Versus Third Quarter 2000

Net Sales

Net sales decreased by $17.2 million during the period, with consolidated net sales of $18.4 million in the third quarter of fiscal 2001 and $35.6 million in the comparable quarter of 2000. This decrease reflects reduced shipment volume for substantially all of our product lines. Sales of signal products amounted to $13.7 million in the current quarter, compared to $27.1 million in the third quarter of last year. Sales of power products decreased by $ 3.8 million during the period, from $8.5 million in the third quarter of fiscal 2000 to $ 4.7 million in the current quarter. Overall demand for our products was very soft during the period, with total customer orders of $14.6 million received in the third quarter of fiscal 2001, a decrease of $23.0 million or 61.3% from the same period last year. In addition, we reduced our sales order backlog by $8.2 million during the current quarter to reflect previously recorded orders that our customers have requested to be postponed or cancelled.

As a result, our backlog at August 31, 2001, was approximately $29.0 million, compared to $65.0 million at November 30, 2000. Throughout the third quarter of 2001, our sales and customer order rates continued to be negatively impacted by a severe slowdown in the telecommunications industry. This slowdown reflects several factors including: (1) reduced spending for infrastructure and network equipment by telephone companies, Internet service providers, and original equipment manufacturers ("OEMs"); (2) excess component and systems inventories throughout the telecommunications industry; and (3) an overall economic slowdown in the United States and Europe. Although we believe the long-term growth potential for the telecommunications industry remains strong, we expect the current poor market conditions to continue throughout the remainder of fiscal year 2001 and first half of fiscal 2002.

Restructuring Charges

During the third quarter of fiscal 2001, we adopted a plan to restructure our operations and reduce operating expenses in response to the severe slowdown in the global telecommunications equipment market. The restructuring plan is intended to reduce excess manufacturing capacity, improve efficiencies, and align our operations with current business expectations. The plan includes consolidating manufacturing facilities, writing-off slow moving inventories, and disposing of excess property and equipment. In connection with this plan, we recorded restructuring charges of $ 485,000 in the current period. These restructuring charges consisted of employee severance costs and losses on the disposal of excess fixed assets. In addition, we increased our inventory reserves for excess and slow moving items by $ 5.1 million. These additional inventory reserves have been included in cost of products sold for the third quarter of fiscal 2001.

Gross Margin

For the third quarter of fiscal 2001, gross margin was $ 2.8 million or 15.1% of sales, excluding the additional inventory reserves of $ 5.1 million discussed above. In the third quarter of last year, gross margin was $11.4 million or 32.1% of sales. With the severe slowdown in the telecommunications industry, our sales in the third quarter of fiscal 2001 were significantly below previously planned levels. As a result, gross margin in the current quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. At August 31, 2001, we had a total workforce of 869 employees, a reduction of 855 or 49.6% from November 30, 2000. In light of the current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

In the third quarter of fiscal 2001, selling expense amounted to $ 2.4 million or 13.0% of sales, compared to $3.3 million or 9.3% of sales in the same quarter of 2000. The increase in selling expense, as a percentage of sales, principally reflects fixed selling expenses being absorbed over lower sales volume and higher effective commission rates on sales of product through distributors. General and administrative expense was approximately $ 1.7 million in the third quarter of 2001, compared to $2.9 million in the comparable quarter of 2000. The decrease in general and administrative expense primarily reflects reduced personnel costs. In addition, general and administrative expense in the third quarter of 2000 included a nonrecurring charge of $241,000 for debt issuance costs written-off upon the early retirement of certain indebtedness.

Other Income and Expense

As a result of reduced bank indebtedness, interest expense decreased by $ 495,000 during the period. In August 2000, we sold 2.3 million shares of our Common Stock in a public offering which resulted in net proceeds of $27.8 million, after deducting issuance costs. The net proceeds of the offering were used to repay $7.4 million of revolving line of credit indebtedness and $17.3 million of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes. Primarily as a result of this follow-on stock offering, our total bank indebtedness at August 31, 2001 was reduced to $ 3.4 million.

We realized interest income of $ 105,000 in the third quarter of 2001 from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.8% in 2001 and 38.0% in 2000, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income taxes.

Nine Months 2001 Versus Nine Months 2000

Net Sales

For the first nine months of fiscal 2001, net sales decreased by $ 21.7 million or 22.6%, with consolidated sales of $ 74.5 million in 2001 and $96.2 million in 2000. Sales of signal products decreased by $ 12.9 million during the period, amounting to $ 57.7 million during the first nine months of fiscal 2001 and $70.6 million for the comparable period of 2000. Sales of power products amounted to $ 16.8 million during the first nine months of fiscal 2001, a decrease of $ 8.8 million from the same period last year. In 2001, power product sales included shipments of $ 2.0 million of our newly-introduced advanced systems product offering. The overall decrease in product sales primarily reflects current excess inventory levels for our signal and power products throughout the telecommunications industry. Total customer orders received in the first nine months of fiscal 2001 amounted to $55.8 million, a decrease of $57.9 million or 50.9% from the same period last year. Overall selling prices remained relatively stable throughout the period.

Gross Margin

For the first nine months of fiscal 2001, gross margin was $16.8 million or 22.6% of sales, excluding the additional inventory reserves of $ 5.1 million previously discussed. In the comparable period of last year, gross margin was $27.1 million or 28.1% of sales. The decline in gross margin primarily reflects lower sales volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunication customers.

Selling, General and Administrative Expense

During the first nine months of fiscal 2001, selling expense amounted to $ 8.8 million or 11.8% of sales, compared to $9.1 million or 9.5% of sales for the same period last year. The increase in selling expense, as a percentage of sales, primarily reflects higher effective commission rates and the impact of fixed selling expenses and lower sales volume. General and administrative expense was approximately $5.6 million during the first nine months of fiscal 2001, compared to $6.8 million in the comparable period of 2000. The decrease in general and administrative expense reflects lower personnel costs and the elimination of certain discretionary charges and expenditures.

Other Income and Expense

Interest expense decreased by approximately $1.5 million during the period, from $1.7 million in 2000 to $185,000 in 2001. The decrease in interest expense primarily reflects reduced bank indebtedness. In addition, weighted average interest rates declined slightly during the period.

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $29,000 in the first nine months of fiscal 2001 and $375,000 in the comparable period last year upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

We realized interest income of $316,000 in the first nine months of fiscal 2001 from temporary cash investments.

Risk Factors That May Affect Future Results

In fiscal year 2000, approximately 64.0% of our sales were to customers in the telecommunications industry. During the first nine months of fiscal 2001, the telecommunications industry experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $12.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania, (the "Bank"). This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At August 31, 2001, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. Effective August 31, 2001, certain of these restrictive covenants were amended or waived by the Bank. As a result, we were in compliance with all debt covenants at August 31, 2001. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with these covenants. Whether we continue to comply with these restrictive covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The current line of credit agreement expires April 30, 2003.

Our wholly-owned German subsidiary maintains unsecured Deutsche Mark lines of credit with several German financial institutions aggregating $1.6 million (DM 3.5 million). At August 31, 2001, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

With reduced sales volume, our working capital requirements decreased during the period. At August 31, 2001, we had net working capital of $40.4 million, compared to $43.0 million at November 30, 2000. Our current ratio remained strong throughout the first nine months of fiscal 2001. At August 31, 2001, current assets were 7.37 times current liabilities, compared to 4.27 at the end of fiscal 2000.

During the first nine months of fiscal 2001, our capital expenditures for property, plant and equipment amounted to $3.0 million. These capital expenditures were primarily for manufacturing equipment and tooling to enhance operating efficiencies and increase capacity for certain product lines within our Signal Products Group and Power Technologies Group. At August 31, 2001, we had not entered into any material commitments for capital expenditures.

We have initiated a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2001, 264,700 shares were repurchased at an aggregate cost of $1.7 million. Since the adoption of the stock repurchase program, 334,700 shares have been repurchased at a total cost of $2.0 million.

In November 2000, we completed a 26,000 square foot expansion to our existing manufacturing facility in Wesson, Mississippi. Financing for this project was substantially provided by the State of Mississippi through general obligation bonds issued in December 2000. Accordingly, we received $950,000 of bond proceeds during the first nine months of fiscal 2001. The bonds have a term of 15 years and bear interest at 5.36%.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2001, including scheduled long-term debt repayment, planned capital equipment expenditures and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite current period operating losses, our overall cash flow remained strong. Net cash generated by operating activities amounted to $8.5 million during the first nine months of fiscal 2001, compared to $8.8 million in the same period of 2000. Operating cash flow was positively impacted by reduced working capital requirements. In particular, as a result of lower sales volume, accounts receivable decreased by $10.1 million during the first nine months of fiscal 2001.

At August 31, 2001, goodwill represented 17.2% of total assets and 19.7% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. We currently amortize goodwill on a straight-line basis over a period of 20 years and periodically review its carrying value for possible impairment. In the accompanying financial statements, no impairment losses have been recognized in any of the periods presented.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in German Deutsche Marks, British Pounds, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Deutsche Mark and British Pound, we occasionally enter into forward currency exchange contracts. At August 31, 2001, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material. In addition, an assumed 10.0% adverse change in all foreign currencies in which we currently transact business would not have a material impact on our operating results, financial position, or cash flows.

Euro

Certain member countries of the European Union have established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We have implemented all the necessary enhancements to our sales order system, banking arrangements and operational procedures to ensure Euro compliance. We are able to process orders, invoice customers and accept payment in Euros throughout Europe. The introduction of the Euro has not had any material adverse impact upon us. We continue to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2001, no interest rate swap agreements were outstanding.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for under the purchase method. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS No. 141 are generally effective June 30, 2001. We will immediately follow the guidance set forth in SFAS No. 141 for any future acquisitions.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to a periodic impairment test at least annually. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The provisions of SFAS No. 142 must be adopted as of the beginning of a fiscal year. We expect to adopt the new accounting rules in the first quarter of fiscal year ending November 30, 2002. As a result of the non-amortization provisions of SFAS No. 142, we expect an increase of approximately $800,000 in pretax earnings during fiscal 2002 from this accounting change. We will perform the required transitional impairment test of goodwill during the first quarter of fiscal 2002 and have not yet determined what effect, if any, this test will have on our financial position and results of operations.

Top of Report

Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: October 8, 2001	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report