Form 10-K
period 2001-11-30
SPECTRUM CONTROL INC
filed 2002-02-27
CIK 92769

Securities and Exchange Commission Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from .............. to ............

Commission File Number 0-8796

Spectrum Control, Inc.

(a Pennsylvania Corporation) (I.R.S. Employer Identification No. 25-1196447) 8031 Avonia Road, Fairview, Pennsylvania 16415 Telephone (814) 835-1650

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The Nasdaq Stock Market

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

At February 1, 2002, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $5.33 was $46,473,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of February 1, 2002, the registrant had outstanding 13,109,813 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 8, 2002 are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports of Form 8-K
Schedule II - Valuation and Qualifying Accounts
Signatures

Top of Document	Table of Contents

PART I

Item 1.	Business
Business

Top of Document	Table of Contents

Item 2.	Properties
My Propertis

Top of Document	Table of Contents

Item 3.	Legal Proceedings
My legal

Top of Document	Table of Contents

Item 4.	Submission of Matters to a Vote of Security Holders
My sub

Top of Document	Table of Contents

PART II

Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters
My market

Top of Document	Table of Contents

Item 6.	Selected Financial Data
My financial

Top of Document	Table of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
My manage

Top of Document	Table of Contents

Item 8.	Financial Statements and Supplementary Data
Mt statement

Top of Document	Table of Contents

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
My changes

Top of Document	Table of Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant
My directors

Top of Document	Table of Contents

Item 11.	Executive Compensation
My executive

Top of Document	Table of Contents

Item 12.	Security Ownership of Certain Beneficial Owners and Management
My secutrity

Top of Document	Table of Contents

Item 13.	Certain Relationships and Related Transactions
My cretain

Top of Document	Table of Contents

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports of Form 8-K
exhibits

Top of Document	Table of Contents

Schedule II - Valuation and Qualifying Accounts
schedule

Top of Document	Table of Contents

Signatures
sigs

Top of Document	Table of Contents