Form 10-K/A
period 2001-11-30
SPECTRUM CONTROL INC
filed 2002-02-27
CIK 92769

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
GENERAL
Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as "we", "us", "our", or the "Company") design, manufacture and market a broad line of control products and systems used to condition, regulate and govern electronic performance. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). Over the past several years, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of signal and power products. Our Signal Products Group designs and manufactures EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, patch antennas and deplexers) and specialty ceramic capacitors. Our Power Technologies Group currently designs and manufactures various power management and conditioning products including power distribution units, power line filters and power entry devices. Recently, we developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. Our products are used in many different industries including telecommunications, aerospace, military, medical, computer, automotive, and industrial control equipment.
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
Spectrum Control, Inc. (the "Parent company") was incorporated in Pennsylvania in 1968. The Parent company currently operates manufacturing facilities in Erie and Fairview, Pennsylvania and Wesson, Mississippi. Operations in these facilities include the design and manufacture of power products, advanced systems, and certain signal products. The Parent company's executive offices are located in Fairview, Pennsylvania.
Spectrum Control Technology, Inc., a wholly-owned subsidiary, maintains a facility in New Orleans, Louisiana, with advanced manufacturing equipment designed for the production of ceramic capacitors, resonators, patch antennas, and specialty ceramic products. Presently, this subsidiary primarily manufactures ceramic discoidal and tubular capacitors used in the Company's EMI filter products.
Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach, Germany, acts as a distributor for the Company's products in the European market.
Spectrum Control de Mexico, a wholly-owned subsidiary of the Company located in Juarez, Mexico, commenced operations in June 2000 as the Company's low-cost manufacturing center. Currently, this subsidiary manufactures various signal products. Commencing in 2002, the Company expects certain commercial power products to also be manufactured by this subsidiary.
RECENT DEVELOPMENTS
Following several years of significant growth, our business in 2001 suffered from a severe slowdown in the telecommunications equipment market. Approximately 64% of our total revenue in the prior year was derived from sales of products to original equipment manufacturers ("OEMs") in the telecommunications industry. The current industry-wide slowdown has been driven by several factors including: (1) reduced spending for infrastructure and network equipment by telephone companies, Internet service providers, and OEMs; (2) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (3) an economic recession in the United States and Europe. Although we believe the long-term growth potential for the telecommunications industry remains strong, we expect the current poor market conditions to continue throughout the first half of fiscal year 2002.
In response to the severe slowdown in the global telecommunications equipment market, we spent much of fiscal year 2001 restructuring and downsizing our Company. During the year, we adopted and substantially implemented a restructuring plan which included consolidating manufacturing facilities, writing off slow-moving inventories, and disposing of excess property and equipment. As part of this plan, we closed two operating facilities in Elizabethtown, Pennsylvania. Manufacturing in these facilities had consisted of certain wireless products, specialty ceramic capacitors, and other signal products. These operations were consolidated into our manufacturing facilities in Juarez, Mexico and New Orleans, Louisiana. As a result of consolidating these operations, the Company incurred a restructuring charge of $485,000 in 2001. In addition, we increased our inventory reserves for excess and slow-moving items by $5.1 million. This reserve, which reflects the impact of customer order cancellations and decreased product demand, was included in our cost of products sold and charged against operations in fiscal year 2001.
In addition to our restructuring plan, we implemented numerous other cost reduction programs in 2001. These cost-cutting efforts led to a 54% reduction in our total workforce. At November 30, 2001, we had 788 employees, a reduction of 936 from November 30, 2000. In light of the current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.
MARKETS
Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which collectively represented approximately 80% of our fiscal year 2001 sales. In telecommunications, our products are used in numerous systems including wireless base stations, fiber optic networks and broadband switching equipment, Internet servers and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, and avionic upgrades. Our other primary markets include medical instrumentation, industrial control equipment, computer and office equipment, and automotive/telematics.
TELECOMMUNICATIONS EQUIPMENT
Beyond the current economic downturn in the telecommunications equipment market, we believe the factors fostering long-term market growth remain in place. Prior to 2001, the telecommunications industry experienced significant worldwide growth. This growth primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services ("PCS"), and satellite-based voice and data systems also contributed to this growth. As demand for wireless communication services continue to grow, and the current industry-wide excess inventory levels are consumed, service providers will need to make substantial investments in new equipment and infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market's long-term growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.
The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including PCS, Code Division Multiple Access ("CDMA"), Global System for Mobile Communications ("GSM"), Time Division Multiple Access ("TDMA"), Local Multipoint Distribution System ("LMDS"), Multi-Channel Multipoint Distribution System ("MMDS"), and Third Generation Wireless ("3G").
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
A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user. The Company provides discrete EMI filters, filtered arrays, filtered connectors, and power products to OEM's of base station equipment. In addition, the Company's products are used in numerous other telecommunication applications including fiber optic networks and switching equipment, wireless modems and LANs, Internet servers and global positioning systems. Using our solutions-oriented approach, we provide our OEM customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.
Approximately 52% of the Company's total revenue during fiscal year 2001 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company's business.
MILITARY/AEROSPACE
Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. The Company provides low pass filters and multisection assemblies to major equipment manufacturers for installation into these systems. The Company's customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments.
Military/aerospace sales were approximately $25.0 million in 2001 or 28% of our total sales, compared to $22.5 million in 2000 or 17% of total sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. Accordingly, while the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.
OUR SOLUTION
We believe we are well positioned to capitalize on our long-term market opportunities. We combine engineering expertise, design and testing capabilities and vertically integrated and flexible manufacturing processes to provide custom solutions to our customers' control products and systems needs.
We Offer Integrated Design, Development and Testing Services. We provide an integrated approach to problem solving by offering our customers consulting, diagnostic testing and design services. We believe that our testing facilities and capabilities exceed those of our major competitors and, accordingly, may give us a competitive advantage. Our engineers typically work closely with customers to develop a product or system design. Although our customers generally provide the initial engineering guidelines for a particular product, our design engineers are often called upon to work together with a customer's design team to develop a solution. An important part of our solution is ensuring at an early stage, before time and money are spent on manufacturing, that the product design will meet all performance specifications and can be produced efficiently and cost-effectively. Our design engineers include EMI, power and wireless specialists. We believe that by integrating our product design and development efforts with those of our customers, we create increased reliance on us and increased incentives to utilize us as a single source strategic supplier.
We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers' functionality and cost objectives. We maintain a state-of-the-art ceramic production facility with advanced manufacturing equipment designed for the production of ceramic capacitors and resonators. These ceramic products are critical components of our signal and wireless products. Our extensive ceramic capability and expertise enable us to maintain short lead times for our signal product prototyping and production orders. We also maintain a metal fabrication facility with computer numerically controlled ("CNC") equipment to manufacture the metal utilized in many of our power product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for our power product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.
We Offer High Quality, High Performance Products. Our customers demand a high level of quality and performance. We believe we meet our customers' requirements for high quality products manufactured to increasingly exacting specifications, including performance and quality standards that are set by agencies and other governmental bodies whose regulations may apply to specific telecommunications or other equipment. We emphasize a quality culture, driving continuous product improvement and a company-wide commitment to quality. As part of our commitment to high quality manufacturing, all of our facilities have achieved and maintain ISO 9001 certification, and we have been approved by defense customers under the requirements of the U.S. military quality system.
OUR STRATEGY
Our goal is to increase sales and profits by expanding in our existing markets and by entering new markets where we can apply our design and manufacturing capabilities. Key elements of our strategy for achieving this goal include:
Leveraging Our Status as a Strategic Supplier to our OEM Customers. Our status as a strategic supplier to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over our competitors. We use our position as a strategic supplier to these OEM customers to accelerate the introduction of new, more complex electronic control products and systems at higher profit margins. We seek to solidify our status as a strategic supplier to our OEM customers by continuing to provide:
High levels of service; Custom and collaborative product design and manufacturing capabilities; Product delivery flexibility and reliability; and High quality products
Introducing New Signal and Power Product Lines. We are broadening our product lines to include a more comprehensive range of signal and power products, focusing primarily on new higher-margin products to exploit the growing market for wireless products and fiber optic networking applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing signal and power products. To respond to our customers' needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.
Expanding in Markets for Higher Margin Advanced Systems. We developed our new advanced systems product line to leverage our core competencies in design, manufacturing and assembly to become a provider of more complex, higher margin power management systems. This new product line includes digital radio-frequency control equipment, which can monitor various equipment and provide automatic remote management through wireless or external communication links. We intend to develop and introduce additional higher-margin advanced product offerings in the future.
Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core business. With OEM's increasingly demanding higher levels of service and lower overall product costs from their electronic component and systems suppliers, we believe that acquisition opportunities will increase as smaller suppliers with insufficient technical and design expertise and limited access to capital choose to sell to larger organizations with greater technical and financial resources. We also expect to continue to see acquisition opportunities, such as our acquisition of the Signal Conditioning Products Division of AMP Incorporated in 1999, as larger manufacturers seek to focus product offerings on their core competencies.
Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-efficient manufacturing equipment and processes and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost of our products by increasing materials utilization efficiency and production yields. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Wesson, Mississippi. In the future, we expect to explore additional low-cost manufacturing alternatives and locations.
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
DISCRETE EMI FILTERS
The Company's discrete EMI filter offerings include hermetically sealed and resin sealed/solder-in filters and capacitors. The Company's hermetically sealed filters are primarily used in military/secure communications, smart weapons and munitions, aerospace, power supplies, signal lines, and certain medical equipment. Resin sealed/solder-in filters are used in a wide range of products including telecommunications equipment, transceivers, and industrial control systems.
FILTERED ARRAYS
The Company's filtered array products consist of various filter plate assemblies. Filter plates are predominantly utilized in telecommunication equipment including wireless base stations, linear power amplifiers, and cellular microcell repeaters. This product offering often provides an economical method of meeting electromagnetic compatibility ("EMC") requirements.
FILTERED CONNECTORS
The Company offers a range of custom connectors, datacomm interconnects, and D-Subminiature Connectors. These filtered connectors are used in numerous applications including telecommunications equipment, wireless base stations, secured communications, industrial process equipment, and certain personal computers.
During the year ended November 30, 2001, approximately 73% of the Company's total revenue was generated from the sale of interconnect filter products.
MICROWAVE/WIRELESS PRODUCTS
The Company manufactures and sells coaxial ceramic resonators, bandpass filters, patch antennas, and duplexers. These products primarily serve the communications industry with applications in wireless telephones and base stations, satellite transceivers, global positioning systems, wireless modems and LANS, and CATV.
During the year ended November 30, 2001, approximately 2% of the Company's total revenue was generated from the sale of microwave/wireless products.
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
During the year ended November 30, 2001, approximately 2% of the Company's total revenue was generated from the sale of specialty ceramic components.
POWER PRODUCTS
The Company's power product offerings currently include commercial custom assemblies, multisection filters, power entry devices, power distribution units, single line filters, and other power management and conditioning products. The Company's multisection products primarily serve the military/aerospace market with applications in satellite communications, electronic warfare, and ground/air weapon systems. Other power products are principally used in communications equipment, including telecommunication racks, wireless base stations, Internet servers, and networks.
During the year ended November 30, 2001, approximately 20% of the Company's total revenue was generated from the sale of power products.
ADVANCED SYSTEMS
In fiscal 2000, we completed the development of our new advanced systems product offering. Our initial advanced systems offering is a line of digital radio-frequency control equipment designed to monitor various functions and equipment and provide automatic management, as well as remote management, through wireless or external communication links. These remote management systems incorporate highly flexible software that enable our customers to control and monitor their systems from remote locations. The primary markets for these systems include wireless base station infrastructure systems, remote battery back-up or UPS server systems, sonet switching systems, fire and "911" security systems, and LAN/WAN network systems.
During the year ended November 30, 2001, approximately 3% of the Company's total revenue was generated from the sale of advanced systems.
OPERATING SEGMENTS
The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate EMI. In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance.
The Company's current operations are conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, patch antennas, and duplexers), and specialty ceramic capacitors. The Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, the Power Technologies Group recently developed and introduced an advanced systems product offering to become a provider of more complex power management systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.
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
For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2001, 2000 and 1999, reportable segment information is as follows (in thousands):
2001	Signal Products	Power Products	Total

Revenue from unaffiliated customers	$ 68,882	$ 20,378	$ 89,260
Depreciation expense	4,187	709	4,896
Segment income	11,008	428	11,436
Segment assets	26,553	9,475	36,028
Capital expenditures	1,453	1,464	2,917

2000	Signal Products	Power Products	Total

Revenue from unaffiliated customers	$ 98,983	$ 33,656	$ 132,639
Depreciation expense	3,655	729	4,384
Segment income	27,748	8,840	36,588
Segment assets	36,562	8,525	45,087
Capital expenditures	4,846	1,469	6,315

1999	Signal Products	Power Products	Total

Revenue from unaffiliated customers	$ 64,866	$ 32,863	$ 97,729
Depreciation expense	2,781	674	3,455
Segment income	17,235	7,739	24,974
Segment assets	33,670	8,752	42,422
Capital expenditures	1,949	1,640	3,589

In 2001, reserves for excess and slow-moving inventories of $3,057,000 and $2,088,000 were deducted in arriving at segment income for the Signal Products Group and Power Technologies Group, respectively (see Note 3 to the consolidated financial statements).
For the years ended November 30, 2001, 2000 and 1999, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):
Depreciation expense	2001	2000	1999

Total depreciation expense
for reportable segments	$ 4,896	$ 4,384	$ 3,455
Unallocated amounts:
Depreciation expense related to
selling, general and administrative
activities	175	373	464
Consolidated depreciation expense	$ 5,071	$ 4,757	$ 3,919

Income (loss) before provision for income taxes	2001	2000	1999

Total income for reportable segments Unallocated amounts:	$ 11,436	$ 36,588	$ 24,974
Selling, general and administrative expense	(15,922)	(20,138)	(14,810)
Restructuring charges	(485)	-	-
Interest expense	(209)	(1,788)	(1,420)
Other income	473	657	96
Consolidated income (loss) before provision for income taxes	$ (4,707)	$ 15,319	$ 8,840

Assets	2001	2000	1999

Total assets for reportable segments	$ 36,028	$ 45,087	$ 42,422

Unallocated amounts:
Cash and cash equivalents	12,442	5,977	538
Accounts receivable	11,703	23,831	19,330
Goodwill	14,243	14,893	14,225
Other assets	8,935	5,435	6,039
Total consolidated assets	$ 83,351	$ 95,223	$ 82,554

Capital expenditures	2001	2000	1999

Total capital expenditures for
reportable segments	$ 2,917	$ 6,315	$ 3,589
Capital expenditures related
to selling, general
and administrative activities	161	590	1,383
Total consolidated capital
expenditures	$ 3,078	$ 6,905	$ 4,972
The Company has operations in the United States, Mexico and Germany. Sales are attributed to individual regions based upon the operating location responsible for the sale. The Company transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. The geographic distribution of sales, operating income (loss), and long-lived assets for 2001, 2000 and 1999 is as follows (in thousands):
	North
2001	America	Europe	Total

Revenue from unaffiliated
customers	$ 75,206	$ 14,054	$ 89,260
Operating income (loss)	(5,190)	219	(4,971)
Long-lived assets:
Property, plant and equipment	20,147	61	20,208
Intangible assets	14,596	-	14,596

	North
2000	America	Europe	Total

Revenue from unaffiliated
customers	$ 113,585	$ 19,054	$ 132,639
Operating income	16,102	348	16,450
Long-lived assets:
Property, plant and equipment	23,391	99	23,490
Intangible assets	15,290	-	15,290

	North
1999	America	Europe	Total

Revenue from unaffiliated
customers	$ 82,662	$ 15,067	$ 97,729
Operating income	9,688	476	10,164
Long-lived assets:
Property, plant and equipment	21,241	125	21,366
Intangible assets	14,940	-	14,940

The Company expects that international sales will continue to account for a significant portion of its total sales. There can be no assurance, however, that the Company will be able to maintain or increase international demand for the Company's products or that the Company will be able to effectively meet that demand. The Company's international sales are denominated in several different currencies including U.S. Dollars, British Pounds Sterling, and the Euro. An increase in the value of these currencies relative to other foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities include potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future results of operations.
In 2001 and 2000, the Company's largest single customer (Lucent Technologies) represented 11% and 20%, respectively, of total consolidated net sales. The Company's second largest customer (Nortel Networks) represented 7% of total consolidated net sales in 2001 and 13% in 2000. Sales to each of these customers consist of signal and power products.
PRODUCTION
The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company's Ceramic Components Division in New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company's facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company's facility in Juarez, Mexico. Assembly of power products is performed by the Company's Power Technologies Group at facilities in Erie and Fairview, Pennsylvania, and Wesson, Mississippi. The design and manufacture of the Company's new advanced systems products are performed at our facility in Erie, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.
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
The Company's customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, all of the Company's facilities have achieved and maintain ISO 9001 certification.
In recent years, a majority of the Company's capital investment has been expended to establish new production lines, increase capacity, and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.
SALES AND DISTRIBUTION
The Company sells its products primarily through manufacturers' representatives, managed by the Company's internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company also maintains within its sales organization employees dedicated to new business development as well as additional employees dedicated to distribution sales management. In fiscal 2001, approximately 22% of the Company's consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company's wholly-owned German subsidiary, Spectrum Control GmbH.
During fiscal year 2001, the Company sold its products to approximately 1,500 accounts. Sales of products to the Company's top ten customers represented 36% ($31.9 million) of total consolidated net sales in 2001. The Company's largest single customer, an original equipment manufacturer of telecommunications equipment, represented 11% in 2001, 20% in 2000, and 18% in 1999 of total consolidated net sales. The Company's second largest single customer represented 7% of total consolidated net sales in 2001, 13% in 2000, and 6% in 1999. All of the Company's major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.
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
BACKLOG
The Company's backlog, which consists of purchase orders by customers, totaled approximately $23.0 million at November 30, 2001 and $65.0 million at November 30, 2000. It is anticipated that approximately 90% of the Company's backlog as of November 30, 2001 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company's quotation forms place certain restrictions on a customer's right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company's backlog may decrease in the future due to reduced lead times.
EMPLOYEES
As of November 30, 2001, the Company had a total of 788 employees, including 32 in sales, marketing and customer support; 83 in engineering and product development; 649 in manufacturing; and 24 in finance and administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.
PROPRIETARY RIGHTS
The Company relies on trade secrets, know-how, and to a lesser extent patents, to establish and protect proprietary rights to technologies and products. Trade secrets and know-how are protected through confidentiality agreements and internal procedures. In connection with the manufacture and sale of control products and systems, the Company owns numerous United States and foreign patents and has certain patents pending. None of these patents and patent applications are critical to the Company's business. The Company's policy is to file patent applications to protect proprietary technology, inventions and improvements. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.
The Company holds nineteen (19) United States patents and forty-two (42) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.
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
COMPETITION
The markets for the Company's products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. The principal competitors of our Signal Products Group include AVX Corporation, Amphenol Corporation, Conec Corporation, ITT Canon, an ITT Industries Company, and Tusonix, Inc. The primary competitors of our Power Technologies Group include Corcom, a division of CII Technologies, Delta Group Electronics, Inc., Schaffner Holder AG and Captor Technology Company Ltd. The major competitors of our advanced systems products include Astec America, Inc., Peco II, Inc., Dataprobe, Inc., Western Telematic, Inc. and Dantel, Inc. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company's primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.
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
RESEARCH AND DEVELOPMENT
The Company's position as a leading designer, developer and manufacturer of signal and power products is largely the result of a long history of technological innovation. The Company's research and development efforts are focused on expanding the Company's materials technology, improving existing product offerings, developing new product offerings such as our advanced systems, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2001 the Company employed 83 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company's marketing department in proposal preparation and applications support for customers. Research and development expense amounted to $1,625,000 in 2001, $1,535,000 in 2000, and $1,184,000 in 1999.
OTHER MATTERS
The business of the Company is not subject to any significant seasonal fluctuations.
The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

Top of Document	Table of Contents

Item 2.	Properties
The Company's principal manufacturing and office facilities as of November 30, 2001 are as follows:
LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/01 ON RELATED MORTGAGE

8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	38,000	Owned	N/A

6000 West Ridge Road Erie, PA	Manufacturing	41,000	Owned	N/A

4100 Michoud Blvd. New Orleans, LA	Manufacturing	100,000	Owned	$1,400,000

3053 Hwy. 51N Wesson, MS	Manufacturing	50,000	Owned	N/A

1593 Mount Joy St. Elizabethtown, PA	Held for sale	26,000	Owned	N/A

1595 Mount Joy St. Elizabethtown, PA	Held for sale	35,000	Owned	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	46,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$ 706,000
(1) The Company's manufacturing and office space is considered adequate for its existing requirements and its projected business needs.
(2) In addition to the facilities described above, the Company leases certain sales office and warehousing space.
(3) The Company's facilities in Elizabethtown, Pennsylvania were previously used in manufacturing.

Top of Document	Table of Contents

Item 3.	Legal Proceedings
The Company is not currently involved in any litigation of a material nature.

Top of Document	Table of Contents

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended November 30, 2001.

Top of Document	Table of Contents

PART II

Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2001 and 2000 are set forth below.

	High	Low
Fiscal 2001
First quarter	$ 13.31	$ 8.13
Second quarter	10.08	6.31
Third quarter	10.00	5.05
Fourth quarter	6.25	4.10

	High	Low
Fiscal 2000
First quarter	$ 15.81	$ 9.13
Second quarter	17.25	8.13
Third quarter	20.25	10.38
Fourth quarter	19.25	11.94

At February 1, 2002, the Company had 13,109,813 shares of Common Stock outstanding, which were held by approximately 1,700 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

Top of Document	Table of Contents

Item 6.	Selected Financial Data
	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data)
	2001	2000	1999	1998	1997

Operations

Net sales	$ 89,260	$ 132,639	$ 97,729	$ 59,868	$ 56,466

Gross margin	13,415	37,932	27,912	18,284	17,421

Income ( loss ) from operations	(4,971)	16,450	10,164	6,462	5,786

Interest expense	209	1,788	1,420	228	417

Income ( loss ) before provision for income taxes	(4,707)	15,319	8,840	6,319	5,510

Net income ( loss )	(2,918)	9,503	5,470	3,934	3,974

Earnings ( loss ) per common share :
Basic	$ (0.22)	$ 0.81	$ 0.50	$ 0.36	$ 0.37
Diluted	$ (0.22)	$ 0.79	$ 0.49	$ 0.36	$ 0.37

Weighted average common shares outstanding :

Basic	13,296	11,694	10,905	10,907	10,798
Diluted	13,296	11,980	11,051	11,016	10,869

Financial Position

Working capital	$ 42,100	$ 42,962	$ 23,989	$ 18,619	$ 16,881

Total assets	83,351	95,223	82,554	44,139	40,056

Long-term debt	2,676	2,107	19,011	2,500	3,330

Stockholders' equity	72,087	76,546	39,135	33,774	29,545

(1) This table should be read in conjunction with the related consolidated financial statements, notes to consolidated financial statements, and management's discussion and analysis of financial condition and results of operations.
(2) In 2001, the Company recorded restructuring and other charges of $ 5,630,000 ( see Note 3 to the consolidated financial statements ).

Top of Document	Table of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 52.0% and 28.0%, respectively, of our fiscal 2001 sales. In telecommunications, our products are used in numerous systems including wireless base stations, fiber optic networks and broadband switching equipment, Internet servers, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, and avionic upgrades. Other markets for our products include medical instrumentation, industrial equipment, computer, and automotive.
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
Forward-Looking Information
The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions, (2) our projected capital expenditures, (3) our anticipated research and development expenses, and (4) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.
Results of Operations
The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2001, 2000, and 1999:
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of products sold	85.0	71.4	71.4
Gross margin	15.0	28.6	28.6
Selling, general and administrative expense	20.1	16.2	18.2
Restructuring charges	0.5	-	-
Income (loss) from operations	(5.6)	12.4	10.4
Other income (expense)
Interest expense	(0.2)	(1.3)	(1.5)
Other income and expense, net	0.5	0.5	0.1
Income (loss) before provision for income taxes	(5.3)	11.6	9.0
Provision for income taxes (benefit)	(2.0)	4.4	3.4
Net Income (loss)	(3.3%)	7.2%	5.6%
2001 Compared to 2000
Net Sales
Consolidated 2001 net sales decreased by $43.4 million or 32.7% from 2000. Sales of signal products decreased by $30.1 million during the period, amounting to $68.9 million in 2001 and $99.0 million in 2000. Sales of power products amounted to $20.4 million in 2001, a decrease of $13.3 million from the preceding year. In 2001, power product sales included shipments of $2.8 million of our newly-introduced advanced systems product offering. Average selling prices declined slightly in 2001 throughout most of our product offerings. Overall demand for our products was very soft in 2001 with total customer orders of $66.9 million, a decrease of $84.9 million or 55.9% from 2000. In addition, we reduced our sales order backlog by $19.7 million in 2001 to reflect previously recorded orders that our customers requested to be postponed or canceled. As a result, our backlog at November 30, 2001, was approximately $23.0 million, compared to $65.0 million at November 30, 2000.
Throughout 2001, our sales and customer order rates were negatively impacted by a severe slowdown in the telecommunications industry. This slowdown reflects several factors including: (1) reduced spending for infrastructure and network equipment by telephone companies, Internet service providers, and original equipment manufacturers ("OEMs"); (2) excess component and systems inventories throughout the telecommunications industry; and (3) an overall economic slowdown in the United States and Europe. Although we believe the long-term growth potential for the telecommunications industry remains strong, we expect the current poor market conditions to continue throughout the first half of fiscal year 2002.
Restructuring Charges
In fiscal 2001, we adopted a plan to restructure our operations and reduce operating expenses in response to the severe slowdown in the global telecommunications equipment market. The restructuring plan is intended to reduce excess manufacturing capacity, improve efficiencies, and align our operations with current business expectations. The plan includes consolidating manufacturing facilities, writing off slow-moving inventories, and disposing of excess property and equipment. In connection with this plan, we recorded restructuring charges of $485,000 in 2001. These restructuring charges consisted of employee severance costs and losses on the disposal of excess fixed assets. In addition, we increased our inventory reserves for excess and slow-moving items by $5.1 million. These additional inventory reserves have been included in cost of products sold for the fiscal year ended November 30, 2001.
Gross Margin
Excluding the additional inventory reserves of $5.1 million discussed above, gross margin was $18.6 million, or 20.8% of sales in 2001, compared to $37.9 million or 28.6% of sales in 2000. With the severe slowdown in the telecommunications industry, our sales in 2001 were significantly below previously planned levels. As a result, gross margin in 2001 was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. At November 30, 2001, we had a total workforce of 788 employees, a reduction of 936 or 54.3% from November 30, 2000. In light of the current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.
Selling, General and Administrative Expense
Selling expense was $10.7 million or 12.0% of sales in 2001, compared to $12.4 million or 9.4% of sales in 2000. The increase in selling expense, as a percentage of sales, principally reflects fixed selling expenses being absorbed over lower sales volume and higher effective commission rates on sales of product through distributors. General and administrative expense was $7.2 million in 2001, compared to $9.1 million in 2000. The decrease in general and administrative expense primarily reflects lower personnel costs and the elimination of certain discretionary charges and expenditures.
Other Income and Expense
Interest expense decreased by approximately $1.6 million during the period, from $1.8 million in 2000 to $209,000 in 2001. The decrease in interest expense principally reflects reduced bank indebtedness. As more fully discussed below, all borrowings under our domestic line of credit and a term loan, incurred to substantially finance the acquisition of SCPD, were repaid in August 2000.
We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $29,000 in 2001 and $452,000 in 2000 upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.
Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. We incurred net gains of $16,000 in 2001 and $7,000 in 2000 on these foreign currency transactions.
We realized interest income of $428,000 in 2001 and $198,000 in 2000 from temporary cash investments.
Income Taxes
Our effective income tax rate was 38.0% in 2001 and 2000, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.
At November 30, 2001, we had recorded certain deferred tax assets. We have assessed our past earnings history and trends, and expiration dates of tax attribute carryforwards, and have determined that it is more likely than not that these deferred tax assets will be realized to offset future taxable income from ordinary and recurring operations.
2000 Compared to 1999
Net Sales
Consolidated 2000 net sales increased by $34.9 million or 35.7% from 1999. Sales of signal products amounted to $99.0 million in 2000, an increase of $34.1 million compared to 1999. Of this increase, approximately $9.0 million was generated from the sale of SCPD products. The remaining $25.1 million increase in signal product sales principally reflects higher shipment levels for EMI low pass filters, filtered arrays, and filtered connectors. Among other applications, these components are used in various telecommunication equipment including fiber optic networks, wireless base stations, power amplifiers, and transceivers. Sales of power products increased by $800,000 in 2000, primarily reflecting additional shipments of power distribution units and single line filters. These power products are principally used in telecommunications equipment, including high-end Internet servers and networks. Selling prices were relatively stable throughout 2000. Overall demand for our products was strong throughout the year with total customer orders of $151.8 million received in 2000, an increase of $32.0 million or 26.7% from 1999.
Gross Margin
Gross margin was $37.9 million or 28.6% of sales in 2000, compared to $27.9 million or 28.6% of sales in 1999. In April 1999, we commenced a program to integrate SCPD into our Signal Products Group. This integration, which included relocating SCPD manufacturing operations and redesigning certain SCPD products and production processes, was completed in May 2000. In June 2000, we increased our manufacturing capacity by commencing operations in a new 46,000 square foot facility in Juarez, Mexico. With the completion of the SCPD integration and the expansion of our production capacity, operating efficiencies and manufacturing yields improved during the second half of 2000.
Selling, General and Administrative Expense
With additional sales volume, selling expense increased during the period. Selling expense amounted to $12.4 million or 9.4% of sales in 2000, compared to $9.7 million or 10.0% of sales in 1999. The decrease in selling expense as a percentage of sales principally reflects economies of scale realized with additional sales volume. General and administrative expense was $9.1 million in 2000, compared to $8.0 million in 1999. Of the $ 1.1 million increase, approximately $200,000 arises from the amortization of goodwill recognized in connection with our acquisition of SCPD and $241,000 arises from the write-off of debt issuance costs upon the early payoff of certain indebtedness. The remaining increase in general and administrative expense primarily reflects additional personnel costs and professional fees incurred to support business growth.
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
In 2000, other income primarily consists of PML license fee income of $452,000 and interest income from short-term investments of $198,000. In 1999, other income principally reflects $72,000 of interest income and $13,000 of gain realized on the sale of certain property, plant and equipment.
Income Taxes
Our effective income tax rate was 38.0% in 2000 and 38.1% in 1999, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.
Risk Factors That May Affect Future Results
In 2001, approximately 52.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunication equipment, represented an aggregate 24.0% of our total consolidated net sales in 2001. Throughout 2001, the telecommunications industry experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix.
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
We maintain a $12.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania, (the "Bank"). This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At November 30, 2001, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At November 30, 2001, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with these covenants. Whether we continue to comply with these restrictive covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The current line of credit agreement expires April 30, 2003.
Our wholly-owned German subsidiary maintains unsecured Deutsche Mark/Euro lines of credit with certain German financial institutions aggregating $1.9 million (DM 4.0 million). At November 30, 2001, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.
With reduced sales volume, our working capital requirements decreased in 2001. At November 30, 2001, we had net working capital of $42.1 million, compared to $43.0 million at November 30, 2000. Our current ratio remained strong with current assets 9.17 times current liabilities at November 30, 2001, compared to 4.27 at November 30, 2000. In fiscal year 2000, with the proceeds from our public stock offering and the related retirement of debt, our working capital and current ratio improved significantly compared to 1999. At November 30, 1999, we had net working capital of $24.0 million and current assets were 2.10 times current liabilities.
Our cash expenditures for property, plant and equipment amounted to $3.1 million in 2001, compared to $6.9 million in 2000 and $5.0 million in 1999. In 2001, capital expenditures were primarily incurred during the first half of the year for manufacturing equipment and tooling to enhance operating efficiencies and increase capacity for certain signal and power product lines. Capital expenditures in fiscal year 2000 primarily related to manufacturing equipment for our new Mexican facility and other production capacity expansion. In 1999, capital expenditures principally related to metal fabrication machinery and other manufacturing equipment for capacity expansion in our Power Technologies Group, domestic facility expansion within our Signal Products Group, and construction of our corporate administrative office facility in Fairview, Pennsylvania. At November 30, 2001, we had not entered into any material commitments for capital expenditures.
In fiscal year 2000, we completed a 26,000 square foot expansion to our existing manufacturing facility in Wesson, Mississippi. Financing for this project was substantially provided by the State of Mississippi through general obligation bonds issued in December 2000. Accordingly, we received $950,000 of bond proceeds in fiscal 2001. The bonds have a term of 15 years and bear interest at an average rate of 5.36%.
Income taxes paid during the fiscal years ended November 30, 2001, 2000, and 1999 amounted to $3.3 million, $3.8 million, and $3.0 million, respectively. As a result of current year operating losses, we had prepaid income taxes and income tax refund receivables aggregating $3.6 million at November 30, 2001. Accordingly, we expect cash outlays for income taxes to be significantly less than income tax expense for fiscal year 2002.
We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. In fiscal 2001, 382,700 shares were repurchased at an aggregate cost of $2.2 million. In 2000 and 1999, no shares were repurchased. Since the inception of the stock repurchase program, 452,700 shares have been repurchased at a total cost of $2.5 million.
Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $1.6 million in 2001, $1.5 million in 2000, and $1.2 million in 1999. We expect to continue our investment in research and development in fiscal 2002, as we continuously enhance existing product lines, design new signal and power products, and further develop our newly-introduced advanced systems product offerings.
Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet cash requirements throughout fiscal 2002. These cash requirements include scheduled long-term debt repayment, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.
Despite current year operating losses, our overall cash flow remained strong in 2001. Net cash generated by operating activities amounted to $11.2 million in 2001. Operating cash flow was positively impacted by reduced working capital requirements. In particular, as a result of lower sales volume, accounts receivable decreased by $12.4 million in 2001.
With additional profitability and limited working capital increases in 2000, our operating cash flow grew significantly. For the year ended November 30, 2000, net cash generated from operations amounted to $11.1 million, an increase of $9.1 million from the comparable period of 1999. In 1999, operating cash flow was negatively impacted by increased working capital requirements. During the year ended November 30, 1999, inventories increased by approximately $6.4 million from operations. The increase in inventories primarily reflects additional customer consigned inventory requirements, as well as additional raw material and work-in-process inventories to support increased production and shipment requirements.
At November 30, 2001, goodwill represented 17.1% of total assets and 19.8% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of SCPD. We currently amortize goodwill on a straight-line basis over a period of 20 years and periodically review its carrying value for possible impairment. In the accompanying financial statements, no impairment losses have been recognized in any of the periods presented.
Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Certain of our European sales and related selling expenses are denominated in German Deutsche Marks/Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Deutsche Mark/Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2001, we had forward currency exchange contracts with aggregate notional amounts of $1.1 million expiring at various dates over a six month period. The fair value of these contracts at November 30, 2001, was a net receivable of $75,000. For each of the three years ended November 30, 2001, currency exchange rate gains and losses were not material.
Euro Conversion
As of January 1, 2002, 12 of the 15 member countries of the European Union (the "participating countries") have established fixed conversion rates between their existing sovereign currencies and the Euro. This results in a fixed exchange rate among the participating countries, whereas the Euro and the participating countries' sovereign currencies may continue to float freely against the U.S. dollar and currencies of other non-participating countries. We have implemented all the necessary enhancements to our sales order, banking arrangements and operational procedures to ensure Euro compliance. We are able to process orders, invoice customers and accept payments in Euros throughout Europe. We have also modified our hedging policies to take the Euro conversion into account. To date, the introduction of the Euro has not had any material adverse impact upon us. We will continue to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.
Interest Rate Exposure
We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2001, no interest rate swap agreements were outstanding.
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
Impact of Inflation
In recent years, inflation has not had a significant impact on our operations. However, we continuously monitor operating price increases, particularly in connection with the supply of precious metals used in our manufacturing of certain ceramic capacitors. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales price over time. Sales increases reported in the accompanying prior year financial statements, however, have substantially arisen from increased sales volume, not increases in selling prices.
New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling-of interests method of accounting for business combinations and requires all business combinations to be accounted for under the purchase method. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS No. 141 are generally effective June 30, 2001. The Company will follow the guidance set forth in SFAS No. 141 for any future acquisitions.
In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to a periodic impairment test at least annually. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The provisions of SFAS No. 142 must be adopted as of the beginning of a fiscal year. The Company expects to adopt the new accounting rules in the first quarter of fiscal year ending November 30, 2002. As a result of the non-amortization provisions of SFAS No. 142, the Company expects an increase of approximately $826,000 in pretax earnings during fiscal 2002 from this accounting change. The Company will perform the required transitional impairment test of goodwill during the first quarter of fiscal 2002 and has not yet determined what effect, if any, this test will have on the financial position and results of operations of the Company.
In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets be measured at the lower of carrying amount or fair value less cost to sell. This accounting model applies to all long-lived assets, including those associated with discontinued operations, and replaces certain prior pronouncements and guidance. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.
Critical Accounting Policies
We believe our most critical accounting policies relate to the valuation and carrying amounts of accounts receivable, inventories, and long-lived assets. We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At November 30, 2001, our allowance for doubtful accounts was $765,000, or approximately 6.1% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current severe downturn in the telecommunications industry will stabilize sometime in fiscal 2002. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.
In fiscal year 2001, as a result of customer order cancellations and an overall business slowdown, we significantly increased our reserves for excess and slow-moving inventories. At November 30, 2001, we had recorded inventory reserves in the aggregate amount of $7.2 million. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.
We currently review our long-lived assets for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets is less than their carrying value. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the current poor market conditions throughout the telecommunications industry will not continue beyond 2002. If long-term market conditions do not improve, our long-lived assets may become materially impaired.

Top of Document	Table of Contents

Item 8.	Financial Statements and Supplementary Data
The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Auditors

Consolidated Balance Sheets as of November 30, 2001 and 2000

Consolidated Statements of Operations for the years ended November 30, 2001, 2000, and 1999

Consolidated Statements of Stockholders' Equity for the years ended November 30, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended November 30, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Shareholders of Spectrum Control, Inc.
We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective December 1, 2000.

Pittsburgh, Pennsylvania
January 4, 2002	ERNST & YOUNG LLP

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2001 AND 2000
( Dollar Amounts in Thousands )

	2001	2000
Assets
Current assets
Cash and cash equivalents	$ 12,442	$ 5,977
Accounts receivable, less allowances of $ 765
in 2001 and $ 766 in 2000	11,703	23,831
Inventories	17,144	25,239
Deferred income taxes	1,802	779
Income tax refund receivable	1,150	-
Prepaid expenses and other current assets	3,013	293
Total current assets	47,254	56,119

Property, plant and equipment, net	20,208	23,490

Other assets
Goodwill, net	14,243	14,893
Other noncurrent assets	1,646	721
Total other assets	15,889	15,614

Total assets	$ 83,351	$ 95,223

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 2,767	$ 8,714
Income taxes payable	151	645
Accrued liabilities	1,856	3,258
Current portion of long-term debt	380	540
Total current liabilities	5,154	13,157

Long-term debt	2,676	2,107

Deferred income taxes	3,434	3,413

Stockholders' equity
Common stock, no par value, authorized 25,000,000
shares, issued 13,548,513 shares in 2001 and
13,448,052 shares in 2000	43,605	43,175
Retained earnings	31,853	34,771
Treasury stock, 452,700 shares in 2001 and 70,000
shares in 2000, at cost	(2,520)	(294)
Accumulated other comprehensive income (loss)	(851)	(1,106)
Total stockholders' equity	72,087	76,546

Total liabilities and stockholders' equity	$ 83,351	$ 95,223

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
( Amounts in Thousands Except Per Share Data )

	2001	2000	1999

Net sales	$ 89,260	$ 132,639	$ 97,729

Cost of products sold	75,845	94,707	69,817

Gross margin	13,415	37,932	27,912

Operating expenses
Selling, general and
administrative expense	17,901	21,482	17,748
Restructuring charges	485	-	-
	18,386	21,482	17,748

Income ( loss ) from operations	(4,971)	16,450	10,164

Other income ( expense )
Interest expense	(209)	(1,788)	(1,420)
Other income and expense, net	473	657	96
	264	(1,131)	(1,324)

Income ( loss ) before provision
for income taxes	(4,707)	15,319	8,840

Provision for income taxes ( benefit )	(1,789)	5,816	3,370

Net income ( loss )	$ (2,918)	$ 9,503	$ 5,470

Earnings ( loss ) per common share :
Basic	$ (0.22)	$ 0.81	$ 0.50
Diluted	$ (0.22)	$ 0.79	$ 0.49

Weighted average common shares outstanding :
Basic	13,296	11,694	10,905
Diluted	13,296	11,980	11,051
The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
( Dollar Amounts in Thousands )

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Earnings	Stock	Income (Loss)	Equity

Balance - November 30, 1998	10,957,008	$ 14,470	$ 19,798	$ (294)	$ (200)	$ 33,774

Net income	-	-	5,470	-	-	5,470
Foreign currency translation adjustment	-	-	-	-	(272)	(272)
Comprehensive income	-	-	-	-	-	5,198

Issuance of common stock upon
exercise of employee stock options	68,663	182	-	-	-	182
Purchase and retirement of common stock	(6,968)	(56)	-	-	-	(56)
Tax benefits from exercise of stock options	-	37	-	-	-	37

Balance - November 30, 1999	11,018,703	14,633	25,268	(294)	(472)	39,135

Net income	-	-	9,503	-	-	9,503
Foreign currency translation adjustment	-	-	-	-	(634)	(634)
Comprehensive income	-	-	-	-	-	8,869

Issuance of common stock upon :
Exercise of employee stock options	64,801	197	-	-	-	197
Exercise of stock warrants	65,584	410	-	-	-	410
Public stock offering	2,300,000	27,836	-	-	-	27,836
Purchase and retirement of common stock	(1,036)	(18)	-	-	-	(18)
Tax benefits from exercise of stock options	-	117	-	-	-	117

Balance - November 30, 2000	13,448,052	43,175	34,771	(294)	(1,106)	76,546

Net loss	-	-	(2,918)	-	-	(2,918)
Foreign currency translation adjustment	-	-	-	-	180	180
Cumulative effect of change in accounting
for derivative financial instruments	-	-	-	-	78	78
Change in fair value of derivatives	-	-	-	-	(3)	(3)
Comprehensive loss						(2,663)

Issuance of common stock upon :
Exercise of employee stock options	103,040	390	-	-	-	390
Exercise of stock warrants	3,000	19	-	-	-	19
Purchase and retirement of common stock	(5,579)	(54)	-	-	-	(54)
Purchase of treasury stock	-	-	-	(2,226)	-	(2,226)
Tax benefits from exercise of stock options	-	75	-	-	-	75

Balance - November 30, 2001	13,548,513	$ 43,605	$ 31,853	$ (2,520)	$ (851)	$ 72,087
The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
( Dollar Amounts in Thousands )

	2001	2000	1999
Cash Flows From Operating Activities :
Net income ( loss )	$ (2,918)	$ 9,503	$ 5,470
Adjustments to reconcile net income ( loss ) to net
cash provided by operating activities :
Depreciation	5,071	4,757	3,919
Amortization	890	1,124	624
Deferred income taxes	(1,002)	687	634
Restructuring and other charges	5,495	-	-
Tax benefits from exercise of stock options	75	117	37
Gain on sale of property, plant and equipment	-	-	(13)
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	12,373	(4,803)	(8,734)
Inventories	3,020	(886)	(6,380)
Prepaid expenses and other assets	(3,882)	355	(742)
Accounts payable and accrued liabilities	(7,878)	296	7,194
Net cash provided by operating activities	11,244	11,150	2,009

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	-	-	13
Purchase of property, plant and equipment	(3,078)	(6,905)	(4,972)
Payment for acquired businesses	(175)	(1,450)	(21,846)
Net cash used in investing activities	(3,253)	(8,355)	(26,805)

Cash Flows From Financing Activities :
Net borrowings ( repayment ) of short-term debt	-	(5,089)	4,532
Borrowings of long-term debt	950	-	20,800
Repayment of long-term debt	(541)	(20,640)	(843)
Purchase of common stock	(2,226)	-	-
Net proceeds from issuance of common stock :
Exercise of employee stock options	336	179	126
Exercise of stock warrants	19	410	-
Public stock offering	-	27,836	-
Net cash provided by ( used in ) financing activities	(1,462)	2,696	24,615
Effect of exchange rate changes on cash	(64)	(52)	(20)
Net increase ( decrease ) in cash and cash equivalents	6,465	5,439	(201)
Cash and cash equivalents, beginning of year	5,977	538	739
Cash and cash equivalents, end of year	$ 12,442	$ 5,977	$ 538
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
Nature of Operations
The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico and Germany. The Company offers a broad line of signal and power products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest market is the telecommunications industry.
Cash Equivalents
The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.
Derivative Financial Instruments
From time to time, the Company utilizes interest rate swap agreements to minimize the risks and costs associated with variable rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The Company does not utilize interest rate agreements for trading or other speculative purposes. The Company also enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company's adoption of SFAS No. 133 on December 1, 2000 resulted in a credit of $78,000 to other comprehensive income. The adoption of SFAS No. 133 did not have any impact on the Company's consolidated statement of operations for the year ended November 30, 2001. Hedging ineffectiveness during the year ended November 30, 2001 was not material.
Prior to December 1, 2000, net cash amounts paid or received under interest rate swap agreements were recognized as an adjustment to interest expense. Gains and losses related to forward currency exchange contracts were recorded when the related transaction occurred. Unrealized gains or losses on these hedging agreements and contracts were not recognized in income.
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
Debt issuance costs are amortized to expense on a straight-line basis over the term of the related indebtedness, which does not differ materially from the interest method.
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
Foreign currency transaction gains and losses are included in determining net income or loss for the year in which the exchange rate changes.
Revenue Recognition
Product sales are generally recorded at the time of shipment and when title passes. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer's purchase order or sales agreement. Service revenues are recorded when the related services are performed.
During the year ended November 30, 2001, the Company adopted the provisions of Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB No. 101"). The adoption of SAB No. 101 did not have any impact on the Company's consolidated statement of operations for the year ended November 30, 2001.
Advertising and Promotion
Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $1,062,000 in 2001, $1,060,000 in 2000, and $726,000 in 1999.
Research and Development
Research and development costs are expensed as incurred. Research and development expense amounted to $1,625,000 in 2001, $1,535,000 in 2000, and $1,184,000 in 1999.
Stock-Based Compensation
Stock options granted by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. The exercise price of employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents, such as stock options and warrants.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for under the purchase method. SFAS No. 141 also modifies the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS No. 141 are generally effective June 30, 2001. The Company will follow the guidance set forth in SFAS No. 141 for any future acquisitions.
In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will instead be subject to a periodic impairment test at least annually. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The provisions of SFAS No. 142 must be adopted as of the beginning of a fiscal year. The Company expects to adopt the new accounting rules in the first quarter of fiscal year ending November 30, 2002. As a result of the non-amortization provisions of SFAS No. 142, the Company expects an increase of approximately $826,000 in pretax earnings during fiscal 2002 from this accounting change. The Company will perform the required transitional impairment test of goodwill during the first quarter of fiscal 2002 and has not yet determined what effect, if any, this test will have on the financial position and results of operations of the Company.
In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets be measured at the lower of carrying amount or fair value less cost to sell. This accounting model applies to all long-lived assets, including those associated with discontinued operations, and replaces certain prior pronouncements and guidance. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.
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
On September 21, 1998, the Company acquired substantially all of the assets of Potter Production Corporation, a manufacturer of electronic filters and power products used in various communication, industrial control, and medical equipment. The aggregate price of the acquired assets amounted to $2,918,000, excluding future contingent payments. The amount of the contingent payments were determined based upon the Company's sales of power products during the three years subsequent to the acquisition date. Contingent payments under this arrangement amounted to $175,000 in 2001, $1,207,000 in 2000, and $514,000 in 1999. The amount of the contingent payments were allocated to goodwill and are being amortized ratably over the asset's remaining life. Also, in connection with this acquisition, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $6.25 per share. The warrants are immediately exercisable and expire on September 21, 2002. Warrants to purchase 3,000 shares in 2001 and 65,584 shares in 2000 were exercised. At November 30, 2001, warrants to purchase 31,416 shares remained outstanding.
These acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from their respective dates of acquisition.
3. Restructuring and Other Charges
In 2001, the Company adopted and substantially implemented a plan to restructure its operations and reduce operating expenses in response to a severe slowdown in the global telecommunications equipment market. The restructuring plan was intended to reduce excess manufacturing capacity, improve efficiencies, and align the Company's operations with current business expectations. The plan included consolidating manufacturing facilities, writing off slow-moving inventories, and disposing of excess property and equipment. As a result of consolidating operations, the Company realized losses of $350,000 on the disposal of excess property, plant and equipment and incurred employee severance costs of $135,000 associated with the elimination of 38 salaried positions. In addition, with the overall business slowdown and related customer order cancellations, the Company increased its reserves for excess and slow-moving inventories by $5,145,000.
A summary of the restructuring and other charges for the year ended November 30, 2001 is as follows (in thousands):
Classification	Description	Restructuring and Other Charges
Cost of products sold	Inventory reserves	$ 5,145
Restructuring charges	Employee severance costs	135
Restructuring charges	Loss on disposal of property, plant and equipment	350
		$ 5,630
4. Inventories
Inventories by major classification are as follows:
	November 30
	2001	2000
	(in thousands)

Finished goods	$ 1,796	$ 4,111
Work-in-process	8,416	10,357
Raw materials	6,932	10,771
	$ 17,144	$ 25,239
At November 30, 2001 and 2000, inventories are presented net of inventory reserves of $7,249,000 and $955,000, respectively.
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:
	November 30
	2001	2000
	(in thousands)

Land and improvements	$ 1,264	$ 1,544
Buildings and improvements	12,403	12,660
Machinery and equipment	32,075	29,940
Construction in progress	-	254
	45,742	44,398
Less accumulated depreciation	25,534	20,908

	$ 20,208	$ 23,490
6. Other Assets
Other assets consist of the following:
	November 30
	2001	2000
	(in thousands)

Goodwill	$ 16,411	$ 16,236
Less accumulated amortization	2,168	1,343
Goodwill, net	$ 14,243	$ 14,893

Patents and patent rights	$ 574	$ 571
Debt issuance costs	393	375
	967	946
Less accumulated amortization	614	549
	353	397
Property held for sale	955	-
Forward currency exchange contracts	75	-
Deferred charges	263	324
Other noncurrent assets	$ 1,646	$ 721
7. Accrued Liabilities
Accrued liabilities consist of the following:
	November 30
	2001	2000
	(in thousands)

Accrued salaries and wages	$ 1,420	$ 3,002
Accrued interest	88	75
Accrued other expenses	348	181
	$ 1,856	$ 3,258
8. Short-Term Debt
The Company has a $12,000,000 unsecured line of credit with its principal lending institution, with interest rates on borrowings at or below the prevailing prime rate. During 2001, no borrowings were outstanding under this line of credit arrangement. During 2000, weighted average borrowings under the revolving credit line amounted to $4,275,000, with an average interest rate of 8.63%, and maximum month-end borrowings of $7,400,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2001, the Company was in compliance with all debt covenants. The current line of credit agreement expires April 30, 2003.
The Company's wholly-owned German subsidiary maintains unsecured Deutsche Mark/Euro lines of credit with financial institutions aggregating $1,852,000 (DM 4,000,000) at November 30, 2001 and $1,502,000 (DM 3,500,000) at November 30, 2000. During 2001, no borrowings were outstanding under these lines of credit. Weighted average borrowings amounted to $389,000 (DM 907,000) in 2000, with an average interest rate of 7.50%. The maximum amount of borrowings under the lines of credit at the end of any month in 2000 was $961,000 (DM 2,238,000). Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.
9. Long-Term Debt
Long-term debt consists of the following:
	November 30
	2001	2000
	(in thousands)

Industrial revenue bonds at variable
interest rate (1.60% at November 30, 2001
and 4.25% at November 30, 2000) (1)	$ 1,400	$ 1,600

Industrial revenue bonds at
an interest rate of 5.36% (2)	950	-

Mortgage note payable to bank
at an interest rate of 8.50% (3) ;	706	747

Industrial revenue bonds at variable
interest rate (4.87% at November 30, 2000)	-	300

Total	3,056	2,647
Less current portion	380	540
Long-term debt	$ 2,676	$ 2,107
(1) The industrial revenue bonds are collateralized by certain land, building and equipment and an irrevocable letter of credit issued by the Company, through its principal lending institution. The notes bear interest at approximately 50% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.
(2) The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.
(3) The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.
The aggregate maturities of all long-term debt during each of the five years ending November 30, 2006 are $380,000, $285,000, $285,000, $390,000, and $290,000, respectively.
10. Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on substantially all of the Company's borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value. The Company utilizes letters of credit to collateralize certain long-term borrowings. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.
To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Deutsche Mark/Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2001, the Company had forward currency exchange contracts with aggregate notional amounts of $1,062,000, maturing at varying dates over a six month period. At November 30, 2000, the Company had forward contracts with aggregate notional amounts of $850,000, maturing in one month. The estimated fair value of the forward currency exchange contracts was a net receivable of $75,000 at November 30, 2001 and $78,000 at November 30, 2000, based on quoted market prices.
During 1999, the Company entered into an interest rate swap agreement to limit the effect of increases in interest rates on the Company's variable rate debt. The effect of the agreement, which had an aggregate notional amount of $10,000,000, was to limit the interest rate exposure on $10,000,000 of the Company's short-term and long-term indebtedness. As a result of this agreement, interest expense was decreased by $6,000 in 2000 and increased by $46,000 in 1999. The interest rate swap agreement was terminated on August 16, 2000.
11. Common Stock Offering
On August 16, 2000, the Company sold 2,300,000 shares of its Common Stock in a public offering which resulted in net proceeds of $27,836,000, after deducting issuance costs. The net proceeds of the offering were used to repay $7,400,000 of revolving credit indebtedness and $17,273,000 of term loan debt, with the remaining proceeds added to cash and cash equivalents available for general corporate purposes.
12. Treasury Stock
The Board of Directors has authorized the Company to repurchase up to $6,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2001, the Company had repurchased 452,700 shares at an aggregate cost of $2,520,000.
13. Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Gain (Loss)	Total

Balance - November 30, 1999	$ (472)	$ -	$ (472)

Foreign currency translation adjustment	(634)	-	(634)

Balance - November 30, 2000	(1,106)	-	(1,106)

Foreign currency translation adjustment	180	-	180
Cumulative effect of change in accounting for derivative financial instruments	-	78	78
Change in fair value of derivatives	-	(3)	(3)

Balance - November 30, 2001	$ (926)	$ 75	$ (851)

14. Other Income and Expense
Other income and expense consist of the following (in thousands):

	2001	2000	1999

Investment income	$ 428	$ 198	$ 72
Gain on foreign currency transactions	16	7	4
Patent licensing fees	29	452	7
Gain on sale of property, plant and equipment	-	-	13
	$ 473	$ 657	$ 96

15. Income Taxes
For the years ended November 30, 2001, 2000 and 1999, income (loss) before income taxes consists of the following (in thousands):
	2001	2000	1999

U.S. operations	$ (5,433)	$ 14,936	$ 8,376
Foreign operations	726	383	464
	$ (4,707)	$ 15,319	$ 8,840
For the years ended November 30, 2001, 2000 and 1999, the provision for income taxes (benefit) consists of the following (in thousands):
	2001	2000	1999

Current

U.S. Federal	$ (1,100)	$ 4,460	$ 2,396
Foreign	297	46	-
State	16	623	340

Deferred	(1,002)	687	634
	$ (1,789)	$ 5,816	$ 3,370

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2001, 2000 and 1999 consists of the following (in thousands):
	2001	2000	1999

Statutory federal income tax (benefit)	$ (1,600)	$ 5,208	$ 3,006
State income taxes, net of federal tax effect	(225)	411	224
Foreign tax rates	50	50	74
Other items	(14)	147	66
	$ (1,789)	$ 5,816	$ 3,370

Significant components of the Company's net deferred tax assets and liabilities are as follows:
	November 30
	2001	2000
	(in thousands)
Deferred tax assets:

Inventory valuation	$ 1,214	$ 95
Accrued compensation	335	440
Amortization of intangible assets	327	389
Allowance for doubtful accounts	253	244
Net operating loss carryforwards	142	-
Investment in subsidiaries	-	108
Other	10	10

Deferred tax assets	2,281	1,286

Deferred tax liabilities:

Depreciation of plant and equipment	2,377	2,486
Investment in subsidiaries	1,271	1,271
Amortization of intangible assets	265	163

Deferred tax liabilities	3,913	3,920

Net deferred tax assets (liabilities)	$ (1,632)	$ (2,634)

	November 30
	2001	2000
	(in thousands)
Net deferred tax assets:

Current	$ 1,802	$ 779

Net deferred tax liabilities:

Noncurrent	(3,434)	(3,413)
	$ (1,632)	$ (2,634)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. At November 30, 2001, the undistributed earnings of the foreign subsidiaries amounted to approximately $3,603,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
The Company has assessed its past earnings history and trends, and expiration dates of tax attribute carryforwards, and has determined that it is more likely than not that its deferred tax assets will be realized. Accordingly, no valuation allowance had been recorded at November 30, 2001 or 2000.
16. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	2001	2000	1999

Numerator for basic and diluted earnings (loss) per common share
(in thousands):

Net income (loss)	$ (2,918)	$ 9,503	$ 5,470

Denominator for basic earnings (loss) per common share
(in thousands):

Weighted average shares
outstanding	13,296	11,694	10,905

Denominator for diluted earnings
(loss) per common share
(in thousands):

Weighted average shares	13,296	11,694	10,905
outstanding

Effect of dilutive securities:
Stock options	-	252	139
Stock warrants	-	34	7

	13,296	11,980	11,051

Earnings (loss) per common share:

Basic	$ (0.22)	$ 0.81	$ 0.50

Diluted	$ (0.22)	$ 0.79	$ 0.49

Options and warrants to purchase 752,000 shares of Common Stock, at a weighted average exercise price of $7.60 per share, were outstanding during 2001 but were not included in the computation of diluted earnings (loss) per share because their inclusion would be antidilutive.
17. Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):
	2001	2000	1999

Cash paid during the year for:

Interest	$ 196	$ 1,816	$ 1,380
Income taxes	3,341	3,827	2,986

Liabilities assumed in connection with business acquisitions	-	-	1,866
18. Common Stock Options
The Company has several plans which provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2001, options to purchase 1,089,502 shares of Common Stock were available for grant under the Company's stock option plans.
A summary of the Company's stock option activity for the years ended November 30, 2001, 2000 and 1999 is as follows:
	Number	Option Price
	of Shares
	Under	Per	Weighted
	Option	Share	Average	Aggregate

Outstanding - November 30, 1998	405,505	$ 1.88 - 6.00	$ 4.06	$ 1,645,000
Granted during the year	194,500	4.13 - 4.38	4.26	828,000
Exercised during the year	(68,663)	1.88 - 3.56	2.65	(182,000)
Forfeitures and expirations	(60,000)	3.00 - 5.88	4.15	(249,000)
Outstanding - November 30, 1999	471,342	3.00 - 6.00	4.33	2,042,000
Granted during the year	193,000	10.75 -11.25	10.86	2,096,000
Exercised during the year	(64,801)	3.00 - 3.50	3.04	(197,000)
Forfeitures and expirations	(1,000)	3.06	3.06	(3,000)
Outstanding - November 30, 2000	598,541	3.00 -11.25	6.58	3,938,000
Granted during the year	260,050	5.96 -10.06	8.74	2,274,000
Exercised during the year	(103,040)	3.00 - 5.88	3.79	(390,000)
Forfeitures and expirations	(34,967)	4.38 -10.75	8.71	(305,000)

Outstanding - November 30, 2001	720,584	$ 3.50 -11.25	$ 7.66	$ 5,517,000

Exercisable
November 30, 2001	145,000	$ 3.50 - 6.00	$ 4.91	$ 711,000
November 30, 2000	113,368	$ 3.00 - 6.00	$ 4.36	$ 494,000
November 30, 1999	68,165	$ 3.00 - 3.50	$ 3.29	$ 224,000

During the years ended November 30, 2001, 2000, and 1999, the weighted average fair value of options granted amounted to $4.93, $5.62, and $1.73 per share, respectively. At November 30, 2001, the weighted average remaining contractual life of outstanding options was 3.7 years.
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
Pro forma information regarding net income (loss) and earnings (loss) per share, required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.00% in 2001, 5.75% in 2000, and 5.50% in 1999; volatility factor of the expected market price of the Company's Common Stock of 0.65 in 2001, 0.52 in 2000, and 0.36 in 1999; dividend yield of 0.00% each year; and a weighted average expected option life of five years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. For the years ended November 30, 2001, 2000 and 1999, the Company's reported and pro forma net income (loss) and earnings (loss) per share are as follows (in thousands, except per share data):
	2001	2000	1999

As reported:
Net income (loss)	$ (2,918)	$ 9,503	$ 5,470
Earnings (loss) per common share:
Basic	(0.22)	0.81	0.50
Diluted	(0.22)	0.79	0.49

Pro forma:
Net income (loss)	(3,453)	9,160	5,314
Earnings (loss) per common share:
Basic	(0.26)	0.78	0.49
Diluted	(0.26)	0.76	0.48

19. Employee Savings Plan
The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company's contribution to the plan was $299,000 in 2001, $289,000 in 2000, and $208,000 in 1999.
20. Concentration of Credit Risk
Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, forward currency exchange contracts, and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. Government instruments, commercial paper of prime quality, certificates of deposit, and guaranteed bankers acceptances. The counterparties to the Company's forward currency exchange contracts are major financial institutions. The Company has never experienced non-performance by any of its counterparties. At November 30, 2001 and 2000, approximately 52% and 64%, respectively, of the Company's accounts receivable were from customers in the telecommunication industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers operating in the telecommunications industry have not been material.
21. Operating Segments
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
The Company's current operations are conducted in two segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, bandpass filters, patch antennas, and duplexers), and specialty ceramic capacitors. The Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, the Power Technologies Group recently developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote automatic electronic systems management. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.
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
For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2001, 2000 and 1999, reportable segment information is as follows (in thousands):
2001	Signal Products	Power Products	Total

Revenue from unaffiliated customers	$ 68,882	$ 20,378	$ 89,260
Depreciation expense	4,187	709	4,896
Segment income	11,008	428	11,436
Segment assets	26,553	9,475	36,028
Capital expenditures	1,453	1,464	2,917

2000	Signal Products	Power Products	Total

Revenue from unaffiliated customers	$ 98,983	$ 33,656	$ 132,639
Depreciation expense	3,655	729	4,384
Segment income	27,748	8,840	36,588
Segment assets	36,562	8,525	45,087
Capital expenditures	4,846	1,469	6,315

1999	Signal Products	Power Products	Total

Revenue from unaffiliated customers	$ 64,866	$ 32,863	$ 97,729
Depreciation expense	2,781	674	3,455
Segment income	17,235	7,739	24,974
Segment assets	33,670	8,752	42,422
Capital expenditures	1,949	1,640	3,589

In 2001, reserves for excess and slow-moving inventories of $3,057,000 and $2,088,000 were deducted in arriving at segment income for the Signal Products Group and Power Technologies Group, respectively (see Note 3).
For the years ended November 30, 2001, 2000 and 1999, reconciliations of reportable segment information to the Company's consolidated financial statements are as follows (in thousands):
Depreciation expense	2001	2000	1999

Total depreciation expense
for reportable segments	$ 4,896	$ 4,384	$ 3,455
Unallocated amounts:
Depreciation expense related to
selling, general and administrative
activities	175	373	464
Consolidated depreciation expense	$ 5,071	$ 4,757	$ 3,919

Income (loss) before provision for income taxes	2001	2000	1999

Total income for reportable segments Unallocated amounts:	$ 11,436	$ 36,588	$ 24,974
Selling, general and administrative expense	(15,922)	(20,138)	(14,810)
Restructuring charges	(485)	-	-
Interest expense	(209)	(1,788)	(1,420)
Other income	473	657	96
Consolidated income (loss) before provision for income taxes	$ (4,707)	$ 15,319	$ 8,840

Assets	2001	2000	1999

Total assets for reportable segments	$ 36,028	$ 45,087	$ 42,422

Unallocated amounts:
Cash and cash equivalents	12,442	5,977	538
Accounts receivable	11,703	23,831	19,330
Goodwill	14,243	14,893	14,225
Other assets	8,935	5,435	6,039
Total consolidated assets	$ 83,351	$ 95,223	$ 82,554

Capital expenditures	2001	2000	1999

Total capital expenditures for
reportable segments	$ 2,917	$ 6,315	$ 3,589
Capital expenditures related
to selling, general
and administrative activities	161	590	1,383
Total consolidated capital
expenditures	$ 3,078	$ 6,905	$ 4,972
The Company has operations in the United States, Mexico and Germany. Sales are attributed to individual regions based upon the operating location responsible for the sale. The Company transfers products from one geographic region for resale in another. These transfers are priced to provide both areas with an equitable share of the overall profit. The geographic distribution of sales, operating income (loss), and long-lived assets for 2001, 2000 and 1999 is as follows (in thousands):
	North
2001	America	Europe	Total

Revenue from unaffiliated
customers	$ 75,206	$ 14,054	$ 89,260
Operating income (loss)	(5,190)	219	(4,971)
Long-lived assets:
Property, plant and equipment	20,147	61	20,208
Intangible assets	14,596	-	14,596

	North
2000	America	Europe	Total

Revenue from unaffiliated
customers	$ 113,585	$ 19,054	$ 132,639
Operating income	16,102	348	16,450
Long-lived assets:
Property, plant and equipment	23,391	99	23,490
Intangible assets	15,290	-	15,290

	North
1999	America	Europe	Total

Revenue from unaffiliated
customers	$ 82,662	$ 15,067	$ 97,729
Operating income	9,688	476	10,164
Long-lived assets:
Property, plant and equipment	21,241	125	21,366
Intangible assets	14,940	-	14,940

Sales to the Company's largest single customer represented 11% in 2001, 20% in 2000, and 18% in 1999 of total consolidated net sales. The Company's second largest customer represented 7% of total consolidated net sales in 2001, 13% in 2000, and 6% in 1999. Both of these customers are original equipment manufacturers of telecommunication equipment. Sales to each of these major customers consist of signal and power products.
22. Quarterly Financial Data (Unaudited)
	Year Ended November 30, 2001
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$ 30,812	$ 25,280	$ 18,421	$ 14,747
Gross margin	8,204	5,871	(2,369)	1,709
Net income (loss)	1,820	623	(4,309)	(1,052)
Earnings (loss) per common share:
Basic	0.14	0.05	(0.32)	(0.08)
Diluted	0.13	0.05	(0.32)	(0.08)

	Year Ended November 30, 2000
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$ 28,524	$ 32,087	$ 35,649	$ 36,379
Gross margin	6,506	9,117	11,435	10,874
Net income	1,059	2,126	2,902	3,416
Earnings per common share:
Basic	0.10	0.19	0.25	0.26
Diluted	0.09	0.19	0.25	0.25

In the third quarter of 2001, the Company recorded restructuring and other charges of $ 5,630,000 (see Note 3). Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total computed for the year.
23. Operating Leases
The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2006. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follow (in thousands):
2002	$ 505
2003	445
2004	405
2005	210
2006	37
$ 1,602
Total rent expense under all operating leases amounted to $1,036,000 in 2001, $977,000 in 2000, and $1,140,000 in 1999.

Top of Document	Table of Contents

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Top of Document	Table of Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant
The information set forth under "Election of Directors" and "Directors of the Company" on pages 3 and 4 of the registrant's Proxy Statement for the annual meeting of shareholders to be held April 8, 2002 (the "Proxy Statement") is incorporated herein by reference.
The following information is provided with respect to the executive officers of the Company:
Name of Officer	Age	Position

John P. Freeman	47	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	49	Senior Vice President, Operations

Robert J. McKenna	48	Vice President, Resource Development

Robert L. Smith	63	Vice President, Quality and Technology

Richard A. Southworth	59	President, Chief Executive Officer

James F. Toohey	67	Secretary

Brian F. Ward	42	Senior Vice President, Sales and Marketing
Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.
Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions including General Manager of the Company's Interconnect Products Division and Vice President of the Company's Signal Products Group. In 2001, he was named Senior Vice President of Operations. In this position, he is responsible for the Company's worldwide signal and power products businesses.
Mr. McKenna is a graduate of Gannon University with a bachelors degree in General Science. Since joining the Company in 1991, he has held several positions including Business Unit Leader and Distribution Sales Manager. In April of 2001, Mr. McKenna was named Vice President of Resource Development.
Mr. Smith is a graduate of Cleveland Institute of Electronics and is a certified National Association of Radio and Telecommunications Engineer. He joined the Company in 1978 as Manager of EMI testing services and was named Vice President of Quality and Technology in 1997. Prior to joining the Company, Mr. Smith was Product Engineering Manager of Erie Technological Products.
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
Mr. Ward is a Marketing graduate of Franklin Pearce College of Business. He joined the Company in 1994 as Director of Marketing and in 1997 was named Vice President of Sales and Marketing. In December of 2000, he was named Senior Vice President. Prior to joining the Company, Mr. Ward held managerial positions in Engineering and Marketing with Clarostat Manufacturing Co. and Oak Grigsby, Inc.
All executive officers are elected by the Board of Directors and serve at the discretion of the Board.

Top of Document	Table of Contents

Item 11.	Executive Compensation
The information set forth under "Executive Compensation" on pages 6 through 11 of the Proxy Statement is incorporated herein by reference.

Top of Document	Table of Contents

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The information set forth under "Securities Ownership" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.

Top of Document	Table of Contents

Item 13.	Certain Relationships and Related Transactions
The information set forth under "Certain Relationships and Related Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

Top of Document	Table of Contents

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports of Form 8-K
(a) Financial Statements and Schedules
(1)	Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:
Report of Independent Auditors
Consolidated Balance Sheets as of November 30, 2001 and 2000
Consolidated Statements of Operations for the Years Ended November 30, 2001, 2000, and 1999
Consolidated Statements of Stockholders' Equity for the Years Ended November 30, 2001,2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended November 30, 2001, 2000, and 1999
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
Description of Exhibit
Articles of Incorporation of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.1 to Form S-1 registration and incorporated herein by reference
By-laws of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.2 to Form S-1 registration and incorporated herein by reference
Change in Control Agreement dated June 26, 2000, by and between the Company and Richard A. Southworth, previously filed on July 6, 2000, as Exhibit 10.1 to Form S-3 registration and incorporated herein by reference
Change in Control Agreement dated June 26, 2000, by and between the Company and John P. Freeman, previously filed on July 6, 2000, as Exhibit 10.2 to Form S-3 registration and incorporated herein by reference
Stock Option Plan of 1995, previously filed under Form S-8 on January 22, 1996, and incorporated herein by reference
1996 Non-Employee Directors' Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference
Lease Contract dated March 15, 2000, by and between Industrias de America , S.A. de C.V. and Spectrum Control de Mexico, S.A. de C.V., previously filed on July 6, 2000, as Exhibit 10.6 to Form S-3 registration and incorporated herein by reference.
Subsidiaries of the Company (21.1)
Consent of Ernst & Young LLP (23.1)
(b) Reports on Form 8-K
None

Top of Document	Table of Contents

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended November 30, 2001
(Dollar Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E

Additions
	Balance At	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

Year ended November 30, 1999:

Allowance for doubtful accts.	$ 406	$ 399	$ 132 (1)	$ 673

Year ended November 30, 2000:

Allowance for doubtful accts.	$ 673	$ 372	$ 279 (1)	$ 766

Year ended November 30, 2001:

Allowance for doubtful accts.	$ 766	$ 236	$ 237 (1)	$ 765
(1) Uncollectible accounts written off, net of recoveries.

Top of Document	Table of Contents

Exhibit 21.1

SUBSIDIARIES OF THE COMPANY
(1)	Spectrum Control, Inc. 100% - Owned Subsidiary Incorporated in the State of Delaware Investment Company

(2)	Spectrum Engineering International, Inc. 100% - Owned Subsidiary Incorporated in the State of Delaware Interest Charge Domestic International Sales Corporation

(3)	Spectrum Control Technology, Inc. 100% - Owned Subsidiary Incorporated in the State of Delaware Operating Company

(4)	Spectrum Polytronics, Inc. 96% - Owned Subsidiary Incorporated in the Commonwealth of Pennsylvania Former Operating Company

(5)	Spectrum Control GmbH 100% - Owned Subsidiary Incorporated in Germany Operating Company

(6)	Spectrum Control de Mexico 100% - Owned Subsidiary Incorporated in Mexico Operating Company

Top of Document	Table of Contents

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS
We consent to the incorporation by reference in the Registration Statement on Form S-8 dated January 22, 1996 pertaining to the Spectrum Control, Inc. Stock Option Plan of 1995, the Registration Statement on Form S-8 dated July 16, 1996 pertaining to the Spectrum Control, Inc. 1996 Non-Employee Directors' Stock Option Plan, and in the Registration Statement on Form S-3 dated July 6, 2000 pertaining to the registration of 2,360,584 shares of common stock, of our report dated January 4, 2002, with respect to the consolidated financial statements and schedule included in this Form 10-K of Spectrum Control, Inc.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania February 15, 2002

Top of Document	Table of Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.
February 15, 2002	By: /s/Richard A. Southworth Richard A. Southworth President and Chief Executive Officer

/s/Edwin R. Bindseil	Director	February 15, 2002

/s/John P. Freeman	Director Chief Financial Officer, and Principal Accounting Officer	February 15, 2002

/s/J. Thomas Gruenwald	Director	February 15, 2002

/s/Melvin Kutchin	Director	February 15, 2002

/s/John M. Petersen	Director	February 15, 2002

/s/Gerald A. Ryan	Director	February 15, 2002

/s/James F. Toohey	Director	February 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Top of Document	Table of Contents