Form 10-Q
period 2002-02-28
SPECTRUM CONTROL INC
filed 2002-04-01
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2002	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415
(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 835-1650

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

Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2002
Common, no par value	13,108,480

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 28,	November 30,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$ 16,498	$ 12,442
Accounts receivable, net of allowances	8,636	11,703
Inventories	16,048	17,144
Deferred income taxes	1,802	1,802
Income tax refund receivable	1,150	1,150
Prepaid expenses and other current assets	1,732	3,013
Total current assets	45,866	47,254

Property, Plant And Equipment, at cost
less accumulated depreciation of $ 26,706
in 2002 and $ 25,534 in 2001	19,137	20,208

Other Assets
Goodwill, net	14,243	14,243
Other noncurrent assets	1,519	1,646
Total other assets	15,762	15,889

Total Assets	$ 80,765	$ 83,351

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 2,219	$ 2,767
Income taxes payable	81	151
Accrued liabilities	1,688	1,856
Current portion of long-term debt	285	380
Total current liabilities	4,273	5,154

Long-Term Debt	2,422	2,676
Deferred Income Taxes	3,283	3,434

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,564,180
shares in 2002 and 13,548,513 in 2001	43,670	43,605
Retained earnings	30,709	31,853
Treasury stock, 455,700 shares in 2002
and 452,700 shares in 2001, at cost	(2,535)	(2,520)
Accumulated other comprehensive loss	(1,057)	(851)
Total stockholders' equity	70,787	72,087

Total Liabilities And Stockholders' Equity	$ 80,765	$ 83,351

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	( Amounts in Thousands Except Per Share Data )
	Three Months Ended February 28,
	2002	2001

Net sales	$ 11,493	$ 30,812

Cost of products sold	10,559	22,608

Gross margin	934	8,204

Selling, general and
administrative expense	2,889	5,359

Income ( loss ) from operations	(1,955)	2,845

Other income ( expense )
Interest expense	(42)	(56)
Other income and expense, net	155	147
	113	91

Income ( loss ) before provision
for income taxes	(1,842)	2,936

Provision for income taxes ( benefit )	(698)	1,116

Net income ( loss )	$ (1,144)	$ 1,820

Earnings ( loss ) per common share :
Basic	$ (0.09)	$ 0.14
Diluted	$ (0.09)	$ 0.13

Average number of common shares
outstanding :
Basic	13,102	13,399
Diluted	13,102	13,566

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

( Dollar Amounts in Thousands )	Three Months Ended
	February 28,
	2002	2001
Cash Flows From Operating Activities :
Net income ( loss )	$ (1,144)	$ 1,820
Adjustments to reconcile net income ( loss ) to net
cash provided by operating activities:
Depreciation	1,186	1,280
Amortization	15	216
Deferred income taxes	(151)	147
Changes in assets and liabilities :
Accounts receivable	2,947	1,939
Inventories	1,061	(2,092)
Prepaid expenses and other assets	1,314	(607)
Accounts payable and accrued expenses	(780)	(756)
Net cash provided by operating activities	4,448	1,947

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(105)	(1,441)
Payment for acquired businesses	-	(133)
Net cash used in investing activities	(105)	(1,574)

Cash Flows From Financing Activities :
Borrowings of long-term debt	-	950
Repayment of long-term debt	(349)	(210)
Purchase of common stock	(15)	-
Net proceeds from issuance of common stock:	65	236
Net cash provided by ( used in ) financing activities	(299)	976

Effect of exchange rate changes on cash	12	(78)

Net increase in cash and cash equivalents	4,056	1,271

Cash and cash equivalents, beginning of period	12,442	5,977

Cash and cash equivalents, end of period	$16,498	$ 7,248

Cash paid during the period for :
Interest	$ 49	$ 97
Income taxes	70	508

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 28, 2002

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

The condensed consolidated financial statements include the accounts of Spectrum Control, Inc. and its Subsidiaries ("the Company"). To facilitate timely reporting, the fiscal quarters of the Company's German subsidiary, Spectrum Control GmbH, are based upon a fiscal year which ends October 31. All significant intercompany accounts are eliminated upon consolidation.

The balance sheet at November 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2001.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 - Nature of Operations

The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico and Germany. The Company offers a broad line of signal and power products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest markets are telecommunications equipment and military/aerospace.

Note 3 - Adoption of New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to a periodic impairment test at least annually. Other intangible assets continue to be amortized over their useful lives.

Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the three months ended February 28, 2002, compared to $200,000 for the three months ended February 28, 2001. In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the current period. For purposes of performing the required transitional impairment test, goodwill was assigned to the Company's operating segments as follows (in thousands):
	Signal	Power
	Products	Products	Total

Goodwill	$10,557	$3,686	$14,243

As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net income and earnings per share, as if SFAS No. 142 had been adopted as of December 1, 2000, is as follows (in thousands except per share data):

	Three Months Ended
	February 28,
	2002	2001

Reported net income (loss)	$(1,144)	$1,820
Add back: Goodwill amortization,
net of related tax effect	-	124
Adjusted net income (loss)	$(1,144)	$1,944

Earnings (loss) per common share:

Basic earnings (loss) per share, as reported	$(0.09)	$0.14
Impact of goodwill amortization	-	0.01
Adjusted earnings (loss) per share	$(0.09)	$0.15

Diluted earnings (loss) per share, as reported	$(0.09)	$0.13
Impact of goodwill amortization	-	0.01
Adjusted diluted earnings (loss) per share	$(0.09)	$0.14

Note 4 - Inventories

Inventories by major classification are as follows (in thousands):
	February 28,	November 30,
	2002	2001

Finished goods	$ 2,142	$ 1,796
Work - in - process	6,465	8,416
Raw materials	7,441	6,932
	$16,048	$17,144

Note 5 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):
	February 28,	November 30,
	2002	2001

Patents and patent rights	$574	$574
Debt issuance costs	393	393
	967	967
Less accumulated amortization	629	614
	338	353
Property held for sale	955	955
Forward currency exchange contracts	-	75
Deferred charges	226	263

Other noncurrent assets	$1,519	$1,646

Amortization of intangible assets, for each of the next five years, is not expected to be material to the Company's consolidated financial statements.

Note 6 - Debt Agreement

The Company maintains an unsecured line of credit with its principal lending institution (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. During the periods ended February 28, 2002 and 2001, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. Effective February 28, 2002, certain of these covenants were amended or waived by the Bank. As a result, the Company was in compliance with all debt covenants at February 28, 2002. Maximum borrowings under the amended agreement may not exceed $6,000,000. The amended line of credit agreement expires April 30, 2003.

Note 7- Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.

At February 28, 2002, the Company had forward contracts with aggregate notional amounts of $538,000, maturing at varying dates over a six-month period. The estimated fair value of the forward currency exchange contracts was a net payable of $15,000 at February 28, 2002.

Note 8- Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:
	Three Months Ended
	February 28,
	2002	2001
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$(1,144)	$1,820

Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,102	13,399

Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,102	13,399

Effect of dilutive securities:
Stock options	-	156
Stock warrants	-	11

	13,102	13,566

Earnings (loss) per common share:
Basic	$(0.09)	$0.14
Diluted	$(0.09)	$0.13

Options and warrants to purchase 699,633 shares of Common Stock, at a weighted average exercise price of $7.62 per share, were outstanding during 2002 but were not included in the computation of diluted earnings (loss) per share because their inclusion would be antidilutive.

Note 9 - Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):
	Three Months Ended
	February 28,
	2002	2001
Net income (loss)	$(1,144)	$1,820

Foreign currency translation adjustments	(116)	372
Change in fair value of derivatives	(90)	-

Comprehensive income (loss)	$(1,350)	$2,192

The components of accumulated other comprehensive income (loss) are as follows (in thousands):
	February 28,	November 30,
	2002	2001

Foreign currency translation adjustments	$(1,042)	$(926)
Derivative financial instruments gain (loss)	(15)	75

Accumulated other comprehensive income (loss)	$(1,057)	$(851)

Note 10 - Operating Segments

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

The Company's current operations are conducted in two reportable segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors. The Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, the Company recently developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. For operating segment reporting purposes, these advanced systems are included in the Power Technologies Group. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended February 28, 2002 and 2001 is as follows (in thousands):
Three Months Ended February 28:	Signal	Power
	Products	Products	Total
2002

Revenue from unaffiliated customers	$ 9,226	$ 2,267	$ 11,493
Segment income (loss)	1,196	(504)	692

2001

Revenue from unaffiliated customers	25,470	5,342	30,812
Segment income	7,354	524	7,878

A reconciliation of total reportable segment income (loss) to consolidated income (loss) before provision for income taxes for the periods ended February 28, 2002 and 2001 is as follows (in thousands):

	Three Months Ended
	February 28,
	2002	2001

Total income for reportable segments	$ 692	$7,878

Unallocated amounts:

Selling, general and administrative expense	(2,647)	(5,033)

Interest expense	(42)	(56)

Other income	155	147

Consolidated income (loss) before provision for
income taxes	$(1,842)	$2,936

Note 11 - New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

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

Top of Report

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2001. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 52.0% and 28.0%, respectively, of our fiscal 2001 sales. In telecommunications, our products are used in numerous systems including wireless base stations, fiber optic networks and broadband switching equipment, Internet servers, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, and avionic upgrades. Our other markets include medical instrumentation, industrial equipment, computer, and automotive.

Our operations are primarily conducted in two reportable business segments: signal products and power products. Our Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), and specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode). Our Power Technologies Group currently manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. Recently, we developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. For operating segment reporting purposes, these advanced systems are included in our Power Technologies Group.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to a periodic impairment test at least annually. Other intangible assets continue to be amortized over their useful lives.

Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the three months ended February 28, 2002. In the comparable period of 2001, $200,000 of goodwill amortization was recognized and included in selling, general and administrative expense. As required by SFAS No. 142, the results for the quarter ended February 28, 2001 have not been restated. If the Company had discontinued amortization of goodwill at the beginning of fiscal year 2001, net income would have increased by $124,000 and basic and diluted earnings per share would have each increased by $0.01 for the three month period ended February 28, 2001.

In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the current period.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net sales, for the three months ended February 28, 2002 and 2001:
	2002	2001

Net sales	100.0%	100.0%
Cost of products sold	91.9	73.4
Gross margin	8.1	26.6
Selling, general and administrative expense	25.1	17.4
Income (loss) from operations	(17.0)	9.2
Other income (expense)
Interest expense	(0.4)	(0.2)
Other income and expense, net	1.4	0.5
Income (loss) before provision for income taxes	(16.0)	9.5
Provision for income taxes (benefit)	(6.1)	3.6
Net income (loss)	(9.9)	5.9

First Quarter 2002 Versus First Quarter 2001

Net Sales

Net sales decreased by $19.3 million during the period, with consolidated net sales of $11.5 million in the first quarter of fiscal 2002 and $30.8 million in the comparable quarter of 2001. This decrease was primarily driven by a severe slowdown throughout the telecommunications industry and sluggish overall economic conditions in the United States and Europe. Sales of signal products amounted to $9.2 million in the current quarter, compared to $25.5 million in the first quarter of last year. Sales of power products decreased by $3.0 million during the period, from $5.3 million in the first quarter of fiscal 2001 to $2.3 million in the current quarter.

In 2002, power product sales included shipments of $485,000 of our advanced systems product offering. Average selling prices declined slightly in 2002 throughout most of our product lines. Customer orders received in the first quarter of fiscal 2002 amounted to $13.1 million, compared to $23.6 million in the same period last year. At February 28, 2002, our sales order backlog was approximately $24.4 million, up $1.6 million from the end of last fiscal year.

Over the past 18 months, the telecommunications equipment market has experienced a serious industry-wide downturn. This downturn has been driven by several factors, including: (1) reduced spending for infrastructure and network equipment by incumbent telephone service providers, (2) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (3) overall economic recessionary pressures. During the first quarter of 2002, we believe these very poor market conditions demonstrated some signs of stabilizing. Customer order cancellations and delivery date pushouts, which were prevalent throughout fiscal 2001, virtually ceased during the first quarter of 2002. For the first time since fiscal 2000, customer orders received in the current quarter were greater than those received in the immediately preceding quarter. Although we believe the current market downturn may have bottomed-out in the first quarter of 2002, the timing and extent of the market's recovery still are uncertain.

Gross Margin

For the first quarter of fiscal 2002, gross margin was $934,000 or 8.1% of sales. In the first quarter of last year, gross margin was $8.2 million or 26.6% of sales. With the severe slowdown in the telecommunications industry and a weak overall economy adversely affecting our other markets, our sales in the first quarter of fiscal 2002 were significantly below previously planned levels. As a result, gross margin in the current quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. At February 28, 2002, we had a total workforce of 813 employees, a reduction of 654 or 44.6% from a year ago. In light of the current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

In the first quarter of fiscal 2002, selling expense amounted to $1.7 million or 14.5% of sales, compared to $3.3 million or 10.7% of sales in the same quarter of 2001. The increase in selling expense, as a percentage of sales, principally reflects fixed selling expenses being absorbed over lower sales volume. General and administrative expense was approximately $1.2 million in the first quarter of 2002, compared to $2.1 million in the comparable quarter of 2001. The decrease in general and administrative expense primarily reflects lower personnel costs and the elimination of certain discretionary charges and expenditures. In addition, $200,000 of goodwill amortization was recorded and included in general and administrative expense in the first quarter of 2001. With the adoption of SFAS No. 142, no goodwill amortization was recorded during the current period.

Other Income and Expense

With reduced bank indebtedness and lower average interest rates, interest expense decreased slightly during the period. For the first quarter of 2002, interest expense was $42,000 compared to $56,000 for the same period last year.

Other income principally consists of earnings from temporary investments and patent licensing fees.

Income Taxes

Our effective income tax rate was 37.9% in 2002 and 38.0% in 2001, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2001, approximately 52.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 24.0% of our total consolidated net sales in 2001. Throughout 2001 and the first quarter of 2002, the telecommunications industry experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"). This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At February 28, 2002, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. Effective February 28, 2002, certain of these covenants were amended or waived by the Bank. As a result, we were in compliance with all debt covenants at February 28, 2002. Maximum borrowings under the amended agreement may not exceed $6.0 million. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The amended line of credit agreement expires April 30, 2003.

Our wholly-owned German subsidiary maintains unsecured Euro lines of credit with two German financial institutions aggregating $1.7 million (Euro 2.0 million). At February 28, 2002, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

With reduced sales volume, our working capital requirements decreased during the period. At February 28, 2002, we had net working capital of $41.6 million, compared to $42.1 million at November 30, 2001. Our current ratio remained very strong throughout the first three months of fiscal 2002. At February 28, 2002, current assets were 10.73 times current liabilities, compared to 9.17 at the end of fiscal 2001.

During the first three months of fiscal 2002, our capital expenditures for property, plant and equipment amounted to $105,000. These capital expenditures were primarily for manufacturing equipment and tooling to enhance operating efficiencies and increase capacity for our new advanced systems product offerings. At February 28, 2002, we had not entered into any material commitments for capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2002, 3,000 shares were repurchased at an aggregate cost of $15,000. Since the adoption of the stock repurchase program, 455,700 shares have been repurchased at a total cost of $2.5 million.

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2002, including scheduled long-term debt repayment, planned capital equipment expenditures and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite current period operating losses, our overall cash flow remained strong. Net cash generated by operating activities amounted to $4.4 million during the first three months of fiscal 2002, compared to $1.9 million in the same period of 2001. Operating cash flow in 2002 was positively impacted by the refund of $2.2 million of prepaid federal income taxes. In addition, as a result of lower sales volume and production requirements, accounts receivable and inventories decreased by $2.9 million and $1.1 million, respectively, during the first three months of fiscal 2002.

At February 28, 2002, goodwill represented 17.6% of total assets and 20.1% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. With the adoption of SFAS No. 142, effective December 1, 2001, we performed the required transitional impairment test of goodwill and determined that no impairment loss need be recognized in the current period.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets be measured at the lower of carrying amount or fair value less cost to sell. This accounting model applies to all long-lived assets, including those associated with discontinued operations, and replaces certain prior pronouncements and guidance. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

Critical Accounting Policies

We believe our most critical accounting policies relate to the valuation and carrying amounts of accounts receivable, inventories, and long-lived assets. We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 28, 2002, our allowance for doubtful accounts was $785,000, or approximately 8.3% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current severe downturn in the telecommunications industry will stabilize sometime in fiscal 2002. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2002, we had recorded inventory reserves in the aggregate amount of $3.4 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

With the adoption of SFAS No. 142, we review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the current poor market conditions throughout the telecommunications industry will not continue beyond 2002. If long-term market conditions do not improve, our long-lived assets may become materially impaired.

Top of Report

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 28, 2002, we had forward currency exchange contracts with aggregate notional amounts of $538,000 expiring at various dates over a six-month period. The estimated fair value of these contracts at February 28, 2002, was a net payable of $15,000. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Euro Conversion

As of March 15, 2002, 12 of the 15 member countries of the European Union (the "participating countries") have adopted the Euro as their common currency. Under the required transition period from their previous sovereign currencies to the Euro, all non-cash transactions of the participating countries must be denominated in Euros as of January 1, 2002. Euro currency began being issued in January 2002 and will continue to be phased-in through June 30, 2002, when all sovereign currencies of the participating countries will become obsolete. We have implemented all the necessary enhancements to our sales order, banking arrangements and operational procedures to ensure Euro compliance. We are able to process orders, invoice customers and accept payments in Euros throughout Europe. We have also modified our hedging policies to take the Euro conversion into account. To date, the introduction of the Euro has not had any material adverse impact upon us.

Top of Report

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: March 22, 2002	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report