Form 10-Q
period 2002-05-31
SPECTRUM CONTROL INC
filed 2002-07-03
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2002	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415
(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 835-1650

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark wheter the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 14, 2002
Common, no par value	13,149,277

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$ 19,325	$ 12,442
Accounts receivable, net of allowances	9,454	11,703
Inventories	15,833	17,144
Deferred income taxes	1,802	1,802
Income tax refund receivable	1,150	1,150
Prepaid expenses and other current assets	1,513	3,013
Total current assets	49,077	47,254

Property, Plant And Equipment, at cost
less accumulated depreciation of $ 27,822
in 2002 and $ 25,534 in 2001	17,924	20,208

Other Assets
Goodwill, net	14,243	14,243
Other noncurrent assets	456	1,646
Total other assets	14,699	15,889

Total Assets	$ 81,700	$ 83,351

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 2,662	$ 2,767
Income taxes payable	-	151
Accrued liabilities	1,852	1,856
Current portion of long-term debt	285	380
Total current liabilities	4,799	5,154

Long-Term Debt	2,412	2,676
Deferred Income Taxes	3,304	3,434

Stockholders' Equity
Common stock, no par value, authorized
	25,000,000 shares, issued 13,604,977
shares in 2002 and 13,548,513 in 2001	43,752	43,605
Retained earnings	30,891	31,853
Treasury stock, 455,700 shares in 2002
and 452,700 shares in 2001, at cost	(2,535)	(2,520)
Accumulated other comprehensive loss	(923)	(851)
Total stockholders' equity	71,185	72,087

Total Liabilities And Stockholders' Equity	$ 81,700	$ 83,351

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
	( Amounts in Thousands Except Per Share Data )

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2002	2001	2002	2001

Net sales	$ 14,353	$ 25,280	$ 25,846	$ 56,092

Cost of products sold	11,780	19,409	22,339	42,017

Gross margin	2,573	5,871	3,507	14,075

Selling, general and
administrative expense	3,126	4,910	6,015	10,269

Income ( loss ) from operations	(553)	961	(2,508)	3,806

Other income ( expense )
Interest expense	(35)	(60)	(77)	(116)
Other income and expense, net	885	104	1,040	251
	850	44	963	135

Income ( loss ) before provision
for income taxes	297	1,005	(1,545)	3,941

Provision for income taxes ( benefit )	115	382	(583)	1,498

Net income ( loss )	$ 182	$ 623	$ (962)	$ 2,443

Earnings ( loss ) per common share :
Basic	$ 0.01	$ 0.05	$ (0.07)	$ 0.18
Diluted	$ 0.01	$ 0.05	$ (0.07)	$ 0.18

Average number of common shares
outstanding :
Basic	13,134	13,405	13,118	13,402
Diluted	13,235	13,527	13,118	13,547

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

( Dollar Amounts in Thousands )	Six Months Ended
	May 31,
	2002	2001
Cash Flows From Operating Activities :
Net income ( loss )	$ (962)	$ 2,443
Adjustments to reconcile net income ( loss ) to net
cash provided by operating activities :
Depreciation	2,361	2,558
Amortization	30	443
Deferred income taxes	(130)	194
	Changes in assets and liabilities :
Accounts receivable	2,246	6,626
Inventories	1,310	(410)
Prepaid expenses and other assets	1,653	(1,873)
Accounts payable and accrued expenses	(248)	(4,406)
Net cash provided by operating activities	6,260	5,575

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	1,034	-
Purchase of property, plant and equipment	(169)	(2,657)
Payment for acquired businesses	-	(158)
Net cash provided by ( used in ) investing activities	865	(2,815)

Cash Flows From Financing Activities :
Borrowings of long-term debt	-	950
Repayment of long-term debt	(395)	(220)
Purchase of common stock	(15)	(697)
Net proceeds from issuance of common stock :	147	322
Net cash provided by ( used in ) financing activities	(227)	355

Effect of exchange rate changes on cash	(15)	31

Net increase in cash and cash equivalents	6,883	3,146

Cash and cash equivalents, beginning of period	12,442	5,977

Cash and cash equivalents, end of period	$ 19,325	$ 9,123

Cash paid during the period for :
Interest	$ 69	$ 125
Income taxes	179	3,164

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2002

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

Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the periods ended May 31, 2002, compared to $205,000 for the three months ended May 31, 2001 and $405,000 for the six months ended May 31, 2001. In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the periods ended May 31, 2002. For purposes of performing the required transitional impairment test, goodwill was assigned to the Company's operating segments as follows (in thousands):

	Signal Products	Power Products	Total

Goodwill	$10,557	$3,686	$14,243

As required by SFAS No. 142, the results for the prior year periods have not been restated. A reconciliation of the previously reported net income and earnings per share, as if SFAS No. 142 had been adopted as of December 1, 2000, is as follows (in thousands except per share data):

		Three Months Ended		Six Months Ended
		May 31,		May 31,

		2002	2001	2002	2001
Reported net income (loss)		$182	$623	$(962)	$2,443
Add back:	Goodwill amortization,
	net of related tax effect	--	127	--	251
Adjusted net income (loss)		$182	$750	$(962)	$2,694

Earnings (loss) per common share:

	Basic earnings (loss) per share,
	as reported	$0.01	$0.05	$(0.07)	$0.18
	Impact of goodwill amortization	--	0.01	--	0.02
	Adjusted basic earnings (loss) per
	share	$0.01	$0.06	$(0.07)	$0.20
	Diluted earnings (loss) per
	share, as reported	$0.01	$0.05	$(0.07)	$0.18
	Impact of goodwill amortization	--	0.01	--	0.02
	Adjusted diluted earnings (loss)
	per share	$0.01	$0.06	$(0.07)	$0.20

Note 4 - Inventories
Inventories by major classification are as follows (in thousands):

	May 31,	November 30,
	2002	2001

Finished goods	$2,117	$1,796
Work-in-process	6,712	8,416
Raw materials	7,004	6,932
	$15,833	$17,144

Note 5 - Other Noncurrent Assets
Other noncurrent assets by major classification are as follows (in thousands):

	May 31,	November 30,
	2002	2001
Intangible assets:
Patents and patent rights	$574	$574
Debt issuance costs	393	393
	967	967
Less accumulated amortization	644	614
	323	353
Other assets:
Property held for sale	--	955
Forward currency exchange contracts	34	75
Deferred charges	99	263
	133	1,293

Other noncurrent assets	$456	$1,646

Amortization of intangible assets, for each of the next five years, is not expected to be material to the Company's consolidated financial statements.

Note 6 - Debt Agreement

The Company maintains an unsecured line of credit with its principal lending institution (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. During the periods ended May 31, 2002 and 2001, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. In February, 2002, certain of these covenants were amended or waived by the Bank. At May 31, 2002, the Company was in compliance with all debt covenants, as amended. Maximum borrowings under the amended agreement may not exceed $6,000,000. The amended line of credit agreement expires April 30, 2003.

Note 7 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.

At May 31, 2002, the Company had forward contracts with aggregate notional amounts of $880,000, maturing at varying dates over a six-month period. The estimated fair value of the forward currency exchange contracts was a net receivable of $34,000 at May 31, 2002.

Note 8 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2002	2001	2002	2001
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$182	$623	$(962)	$2,443
Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,134	13,405	13,118	13,402
Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,134	13,405	13,118	13,402
Effect of dilutive
securities:
Stock options	98	115	--	136
Stock warrants	3	7	--	9

	13,235	13,527	13,118	13,547

Earning (loss) per common share:

Basic	$0.01	$0.05	$(0.07)	$0.18
Diluted	$0.01	$0.05	$(0.07)	$0.18

Options and warrants to purchase 953,633 shares of Common Stock, at a weighted average exercise price of $7.19 per share, were outstanding at May 31, 2002, but were not included in the computation of diluted earnings (loss) per share for the six months ended May 31, 2002, because their inclusion would be anti-dilutive.

Note 9 - Comprehensive Income (Loss)

The components of comprehensive (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2002	2001	2002	2001
Net income (loss)	$182	$623	$(962)	$2,443

Foreign currency translation
adjustments	85	(239)	(31)	133
Change in fair value of derivatives	49	--	(41)	--

Comprehensive income (loss)	$316	$384	$(1,034)	$2,576

The components of accumulated other comprehensive loss are as follows
(in thousands):

	May 31,	November 30,
	2002	2001

Foreign currency translation adjustments	$(957)	$(926)
Derivative financial instruments gain	34	75

Accumulated other comprehensive loss	(923)	(851)

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended May 31, 2002 and 2001 is as follows (in thousands):

Three Months Ended May 31:	Signal Products	Power Products	Total

2002

Revenue from unaffiliated customers	$11,613	$2,740	$14,353
Segment income (loss)	2,508	(299)	2,209

2001

Revenue from unaffiliated customers	18,444	6,836	25,280
Segment income (loss)	3,838	1,395	5,233

Six Months Ended May 31:

2002

Revenue from unaffiliated customers	20,839	5,007	25,846
Segment income (loss)	3,704	(803)	2,901

2001

Revenue from unaffiliated customers	43,914	12,178	56,092
Segment income (loss)	11,192	1,920	13,112
A reconciliation of total reportable segment income (loss) to consolidated income (loss) before provision for income taxes for the periods ended May 31, 2002 and 2001 is as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2002	2001	2002	2001
Total income for reportable
segments	$2,209	$5,233	$2,901	$13,112

Unallocated amounts:

Selling, general and
administrative expense	(2,762)	(4,272)	(5,409)	(9,306)

Interest expense	(35)	(60)	(77)	(116)

Other income	885	104	1,040	251

Consolidated income (loss) before
provision for income taxes	$297	$1,005	$(1,545)	$3,941

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

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

Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the periods ended May 31, 2002. In the comparable periods of 2001, goodwill amortization of $205,000 for the three months ended May 31, 2001 and $405,000 for the six months ended May 31, 2001 was recognized and included in selling, general and administrative expense. As required by SFAS No. 142, the results for the periods ended May 31, 2001 have not been restated. If the Company had discontinued amortization of goodwill at the beginning of fiscal year 2001, net income for the three month and six month periods ended May 31, 2001 would have increased $127,000 and $251,000, respectively. Basic and diluted earnings per share would have each increased by $0.01 for the three month period ended May 31, 2001 and $0.02 for the six month period ended May 31, 2001.

In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the periods ended May 31, 2002.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and six months ended May 31, 2002 and 2001:

	Three Months Ended		Six Months Ended
	May 31,		May 31,

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.1	76.8	86.4	74.9
Gross margin	17.9	23.2	13.6	25.1
Selling, general and
administrative expense	21.8	19.4	23.3	18.3
Income (loss) from operations	(3.9)	3.8	(9.7)	6.8
Other income (expense)
Interest expense	(0.2)	(0.2)	(0.3)	(0.2)
Other income and expense, net	6.2	0.4	4.0	0.4
Income (loss) before provision
for income taxes	2.1	4.0	(6.0)	7.0
Provision for income taxes
(benefit)	0.8	1.5	(2.3)	2.6
Net income (loss)	1.3%	2.5%	(3.7)%	4.4%

Second Quarter 2002 Versus Second Quarter 2001

Net Sales

Throughout the second quarter of fiscal 2002, our sales continued to be negatively impacted by the industry-wide slowdown in capital spending by major telecommunications carriers. Overall, our net sales decreased by $10.9 million during the period, with consolidated net sales of $14.4 million in the second quarter of fiscal 2002 and $25.3 million in the comparable quarter of 2001. This decrease reflects reduced shipment volume for substantially all of our product lines. Sales of signal products amounted to $11.6 million in the current quarter, compared to $18.4 million in the second quarter of last year. Sales of power products, including advanced systems, decreased by $4.1 million during the period, from $6.9 million in the second quarter of fiscal 2001 to $2.8 million in the current quarter. As a result of competitive pressures, average selling prices declined slightly in 2002 throughout most of our product lines. Customer orders received in the second quarter of fiscal 2002 amounted to $14.6 million, compared to $17.7 million in the same period last year. At May 31, 2002, our sales order backlog was approximately $24.2 million, up $1.4 million from the end of last fiscal year.

For over a year and a half, the telecommunications equipment market has experienced a severe industry-wide downturn. This downturn has been driven by several factors, including: (1) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (2) reduced spending for infrastructure and network equipment by incumbent telephone service providers as competitive pressures from start-up service providers have eased and certain technological advances have stalled. During the second quarter of 2002, we believe these very poor market conditions continued to demonstrate some signs of stabilizing. Customer order cancellations and delivery date pushouts, which were prevalent throughout fiscal 2001, have significantly diminished in fiscal 2002. For the second consecutive period, customer orders received in the current quarter were greater than those received in the immediately preceding quarter. Although we believe the prolonged market downturn may have finally bottomed-out in fiscal 2002, the timing and extent of the market's recovery remain uncertain. We cannot forecast with any degree of certainty when a full recovery in capital spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed.

Gross Margin

For the second quarter of fiscal 2002, gross margin was $2.6 million or 17.9% of sales. In the second quarter of last year, gross margin was $5.9 million or 23.2% of sales. With the severe slowdown in the global telecommunications equipment market, our sales in the second quarter of fiscal 2002 were significantly below previous planned levels. As a result, gross margin in the current quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. At May 31, 2002, we had a total workforce of 856 employees, a reduction of 202 or 19.1% from a year ago. In light of the current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

In the second quarter of fiscal 2002, selling expense amounted to $1.8 million or 12.3% of sales, compared to $3.0 million or 12.0% of sales in the same quarter of 2001. The increase in selling expense, as a percentage of sales, principally reflects fixed selling expenses being absorbed over lower sales volume. General and administrative expense was approximately $1.3 million in the second quarter of 2002, compared to $1.9 million in the comparable quarter of 2001. The decrease in general and administrative expense primarily reflects lower personnel costs and the reduction of certain variable administrative expenses. In addition, $205,000 of goodwill amortization was recorded and included in general and administrative expense in the second quarter of 2001. With the adoption of SFAS No. 142, no goodwill amortization was recorded during the current period.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $850,000 in the second quarter of fiscal 2002 upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Six Months 2002 Versus Six Months 2001

Net Sales

For the first half of fiscal 2002, net sales decreased by nearly $30.3 million or 53.9%, with consolidated sales of $25.8 million in 2002 and $56.1 million in 2001. This decrease, which was reflected throughout all of our major product lines, was primarily driven by the unprecedented slowdown in the telecommunications equipment industry and sluggish overall economic conditions in the United States and Europe. Sales of signal products amounted to $20.8 million in the first half of fiscal 2002, compared to $43.9 million in the same period last year. Sales of power products decreased by $7.2 million during the period, from $12.2 million in the first six months of fiscal 2001 to $5.0 million in the comparable period of 2002. Power product sales included shipments of $746,000 in 2002 and $1.9 million in 2001 of our recently introduced advanced systems product offering. Although we believe the long-term market potential for these advanced systems remains strong, their initial market introduction and penetration has been severely hampered by the current telecom market conditions. Overall, total customer orders received in the first six months of fiscal 2002 amounted to $27.7 million, a decrease of $13.5 million or 32.8% from the same period last year. Average selling prices declined slightly throughout most of our product offerings due to competitive and market pressures.

Gross Margin

For the first six months of fiscal 2002, gross margin was $3.5 million or 13.6% of sales. In the comparable period of last year, gross margin was $14.1 million or 25.1% of sales. The decline in gross margin primarily reflects lower sales volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunications customers.

Selling, General and Administrative Expense

During the first half of fiscal 2002, selling expense amounted to $3.4 million or 13.3% of sales, compared to $6.3 million or 11.3% of sales for the same period last year. The increase in selling expense, as a percentage of sales, reflects the impact of lower sales volume and certain fixed selling expenses. This impact has been partially offset by lower effective sales commission rates and reduced advertising expenses. General and administrative expense was $2.6 million in the first half of 2002, compared to $3.9 million in the comparable period of 2001. The decrease in general and administrative expense primarily reflects lower personnel costs and the reduction of certain variable charges and expenditures for professional services. In addition, $405,000 of goodwill amortization was recorded and included in general and administrative expense in the first half of fiscal 2001. With the adoption of SFAS No. 142, no goodwill amortization has been recorded in the current year.

Other Income and Expense

With reduced bank indebtedness and lower average interest rates, interest expense decreased slightly during the period. For the first six months of fiscal 2002, interest expense was $77,000 compared to $116,000 for the same period last year.

Patent license fee income was $850,000 in the first half of fiscal 2002, compared to $29,000 in the first half of fiscal 2001. Investment income of $120,000 in 2002 and $211,000 in 2001 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.7% in 2002 and 38.0% in 2001, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2001, approximately 52.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 24.0% of our total consolidated net sales in 2001. Throughout 2001 and the first half of 2002, the telecommunications industry has experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"). This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At May 31, 2002, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. In February 2002, certain of these covenants were amended or waived by the Bank. At May 31, 2002, we were in compliance with all debt covenants, as amended. Maximum borrowings under the amended agreement may not exceed $6.0 million. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The amended line of credit agreement expires April 30, 2003.

Our wholly-owned German subsidiary maintains unsecured Euro lines of credit with two German financial institutions aggregating $1.8 million (Euro 2.0 million). At May 31, 2002, no borrowings were outstanding under these lines of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At May 31, 2002, we had net working capital of $44.3 million, compared to $42.1 million at November 30, 2001. Our current ratio remained very strong throughout the first six months of fiscal 2002. At May 31, 2002, current assets were 10.23 times current liabilities, compared to 9.17 at the end of fiscal 2001.

With the significant reduction in our sales volume and production requirements caused by the severe slowdown in the telecommunications industry, we currently have excess manufacturing capacity. Accordingly, our capital expenditures in 2002 for new equipment have been minimal. During the first half of fiscal 2002, our capital expenditures for property, plant and equipment amounted to $169,000. These capital expenditures were primarily for manufacturing equipment and tooling to enhance operating efficiencies for our new advanced systems product offerings. At May 31, 2002, we had not entered into any material commitments for capital expenditures.

During fiscal 2001, in response to the poor overall business climate, we adopted and substantially implemented a plan to consolidate certain manufacturing facilities and dispose of excess property and equipment. As part of this plan, we closed two operating facilities in Elizabethtown, Pennsylvania. Manufacturing in these facilities had consisted of certain wireless products, specialty ceramic capacitors, and other signal products. These operations were consolidated into our manufacturing facilities in Juarez, Mexico and New Orleans, Louisiana. In March 2002, the two Elizabethtown facilities and related excess equipment were sold. Net proceeds realized from the sale amounted to $1.0 million, which approximated the net carrying value of the underlying assets. Accordingly, no gain or loss was recognized on the sale of the property and equipment.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first six months of fiscal 2002, 3,000 shares were repurchased at an aggregate cost of $15,000. Since the adoption of the stock repurchase program, 455,700 shares have been repurchased at a total cost of $2.5 million.

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

Despite current year-to-date operating losses, our overall cash flow remains strong. Net cash generated by operating activities amounted to $6.3 million during the first six months of fiscal 2002, compared to $5.6 million in the same period of 2001. Operating cash flow in 2002 was positively impacted by the refund of $2.2 million of prepaid federal income taxes. In addition, as a result of lower sales volume and production requirements, accounts receivable and inventories decreased by $2.2 million and $1.3 million, respectively, during the first six months of fiscal 2002.

At May 31, 2002, goodwill represented 17.4% of total assets and 20.0% of stockholders' equity. A majority of this goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. With the adoption of SFAS No. 142, effective December 1, 2001, we performed the required transitional impairment test of goodwill and determined that no impairment loss need be recognized in the current periods.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective as of May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies

We believe our most critical accounting policies relate to the valuation and carrying amounts of accounts receivable, inventories, and long-lived assets. We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2002, our allowance for doubtful accounts was $823,000, or approximately 8.0% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current severe downturn in the telecommunications industry will stabilize sometime in fiscal 2002. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2002, we had recorded inventory reserves in the aggregate amount of $3.5 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Top of Report

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At May 31, 2002, we had forward currency exchange contracts with aggregate notional amounts of $880,000 expiring at various dates over a six-month period. The estimated fair value of these contracts at May 31, 2002, was a net receivable of $34,000. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Euro Conversion

As of June 15, 2002, 12 of the 15 member countries of the European Union (the "participating countries") have adopted the Euro as their common currency. Under the required transition period from their previous sovereign currencies to the Euro, all non-cash transactions of the participating countries must be denominated in Euros as of January 1, 2002. Euro currency began being issued in January 2002 and will continue to be phased-in through June 30, 2002, when all sovereign currencies of the participating countries will become obsolete. We have implemented all the necessary enhancements to our sales order, banking arrangements and operational procedures to ensure Euro compliance. We are able to process orders, invoice customers and accept payments in Euros throughout Europe. We have also modified our hedging policies to take the Euro conversion into account. To date, the introduction of the Euro has not had any material adverse impact upon us.

Top of Report

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 8, 2002, at the Clarion Hotel (formerly known as the Bel-Aire Hotel), 2800 West Eighth Street, Erie, Pennsylvania at 9:00 a.m. All proposals as described in the Company's Proxy Statement dated March 1, 2002 were approved. Below are details of the matters voted upon at the meeting:

Proposal 1 - Election of Directors

Elections were held for two (2) directors to serve until the 2005 Annual Meeting of Shareholders. The results of the votes are as follows:

Name	Votes For	Votes Against
Edwin R. Bindseil	11,539,694	619,841
John P. Freeman	11,554,036	605,499

The terms of the following directors extend beyond the Annual Meeting date: J. Thomas Gruenwald, Melvin Kutchin, John M. Petersen, Gerald A. Ryan, Richard A. Southworth, and James F. Toohey.

Proposal 2 - Appointment of Auditors

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's auditors for the fiscal year ending November 30, 2002, subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
12,116,949	21,699	20,886
Top of Report Exhibits and Reports on Form 8-K (b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter for which this report is filed. Top of Report
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: June 28, 2002	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report