Form 10-Q
period 2002-08-31
SPECTRUM CONTROL INC
filed 2002-09-30
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2002	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 835-1650

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

Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practical date.

Class	Number of Shares Outstanding as of September 16, 2002
Common, no par value	12,957,377

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2002	2001
Assets
Current Assets
Cash and cash equivalents	$ 17,857	$ 12,442
Accounts receivable, net of allowances	10,073	11,703
Inventories	14,751	17,144
Deferred income taxes	1,802	1,802
Income tax refund receivable	-	1,150
Prepaid expenses and other current assets	1,253	3,013
Total current assets	45,736	47,254

Property, Plant And Equipment, at cost
less accumulated depreciation of $ 29,035
in 2002 and $ 25,534 in 2001	17,340	20,208

Other Assets
Goodwill, net	18,019	14,243
Other noncurrent assets	497	1,646
Total other assets	18,516	15,889

Total Assets	$ 81,592	$ 83,351

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 3,019	$ 2,767
Income taxes payable	-	151
Accrued liabilities	2,080	1,856
Current portion of long-term debt	285	380
Total current liabilities	5,384	5,154

Long-Term Debt	2,401	2,676
Deferred Income Taxes	3,305	3,434

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,604,977
shares in 2002 and 13,548,513 in 2001	43,751	43,605
Retained earnings	30,958	31,853
Treasury stock, 647,600 shares in 2002
and 452,700 shares in 2001, at cost	(3,487)	(2,520)
Accumulated other comprehensive loss	(720)	(851)
Total stockholders' equity	70,502	72,087

Total Liabilities And Stockholders' Equity	$ 81,592	$ 83,351

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2002	2001	2002	2001

Net sales	$15,664	$18,421	$41,510	$74,513

Cost of products sold	12,720	20,790	35,059	62,807

Gross margin	2,944	(2,369)	6,451	11,706

Operating expenses :
Selling, general and
administrative expense	2,920	4,146	8,935	14,415
Restructuring charges	-	485	-	485
	2,920	4,631	8,935	14,900

Income ( loss ) from operations	24	(7,000)	(2,484)	(3,194)

Other income ( expense ) :
Interest expense	(39)	(69)	(116)	(185)
Other income and expense, net	122	144	1,162	395
	83	75	1,046	210

Income ( loss ) before provision
for income taxes	107	(6,925)	(1,438)	(2,984)

Provision for income taxes ( benefit )	40	(2,616)	(543)	(1,118)

Net income ( loss )	$ 67	$ (4,309)	$ (895)	$ (1,866)

Earnings ( loss ) per common share :
Basic	$ 0.01	$ (0.32)	$ (0.07)	$ (0.14)
Diluted	$ 0.01	$ (0.32)	$ (0.07)	$ (0.14)

Average number of common shares
outstanding :
Basic	13,068	13,260	13,101	13,354
Diluted	13,104	13,260	13,101	13,354

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Nine Months Ended
	August 31,
	2002	2001
Cash Flows From Operating Activities :
Net loss	$ (895)	$ (1,866)
Adjustments to reconcile net loss to net cash
provided by operating activities :
Depreciation	3,538	3,842
Amortization	44	668
Deferred income taxes	(129)	(1,808)
Restructuring and other charges	-	5,495
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	2,566	10,065
Inventories	2,795	1,075
Prepaid expenses and other assets	3,032	(2,157)
Accounts payable and accrued expenses	(82)	(6,821)
Net cash provided by operating activities	10,869	8,493

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	1,034	-
Purchase of property, plant and equipment	(318)	(3,018)
Payment for acquired businesses, net of cash received	(4,945)	(175)
Net cash used in investing activities	(4,229)	(3,193)

Cash Flows From Financing Activities :
Borrowings of long-term debt	-	950
Repayment of long-term debt	(370)	(230)
Purchase of common stock	(968)	(1,697)
Net proceeds from issuance of common stock	147	324
Net cash used in financing activities	(1,191)	(653)

Effect of exchange rate changes on cash	(34)	(39)

Net increase in cash and cash equivalents	5,415	4,608

Cash and cash equivalents, beginning of period	12,442	5,977

Cash and cash equivalents, end of period	$ 17,857	$ 10,585

Cash paid during the period for :
Interest	$ 114	$ 160
Income taxes	186	3,195

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2002

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

Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the periods ended August 31, 2002, compared to $205,000 for the three months ended August 31, 2001 and $610,000 for the nine months ended August 31, 2001. In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the periods ended August 31, 2002.

As required by SFAS No. 142, the results for the prior year periods have not been restated. A reconciliation of the previously reported net loss and loss per common share, as if SFAS No. 142 had been adopted as of December 1, 2000, is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,

	2002	2001	2002	2001
Reported net income (loss)	$ 67	$ (4,309)	$ (895)	$ (1,866)
Add back: Goodwill amortization,
net of related tax effect	-	127	-	378
Adjusted net income (loss)	$ 67	$ (4,182)	$ (895)	$ (1,488)

Earnings (loss) per common share:

Basic earnings (loss) per share,
as reported	$ 0.01	$ (0.32)	$ (0.07)	$ (0.14)
Impact of goodwill amortization	-	0.01	-	0.03
Adjusted basic earnings (loss)
per share	$ 0.01	$ (0.31)	$ (0.07)	$ (0.11)
Diluted earnings (loss) per share,
as reported	$ 0.01	$ (0.32)	$ (0.07)	$ (0.14)
Impact of goodwill amortization	-	0.01	-	0.03
Adjusted diluted earnings (loss)
per share	$ 0.01	$ (0.31)	$ (0.07)	$ (0.11)

Note 4 - Acquisition

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. ("FSY"). FSY, based in Columbia, Maryland, designs and manufactures RF and microwave filters, combiners, amplifiers, multiplexers, duplexers, and related products and systems. These products and systems are used in numerous industries including military, aerospace, medical, and telecommunications. FSY's products are a natural complement and extension to the Company's existing ceramic-based wireless product offerings. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities for FSY products.

The aggregate cash purchase price for FSY was approximately $6,462,000, excluding possible future contingent payments. The amount of contingent payments will be determined based upon the increase in sales of the acquired product lines during the three years subsequent to the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of machinery and equipment were primarily determined by reference to published market quotations. Apart from goodwill, there were no identifiable intangible assets acquired. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The amount of future contingent payments, if any, will also be allocated to goodwill when the amount of the contingent payments are determinable. The aggregate cash purchase price of $6,462,000, which includes legal fees and other costs directly related to the acquisition of $62,000, was funded through available cash reserves.

The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$1,517
Accounts receivable	731
Inventories	358
Prepaid expenses and other assets	40
Machinery and equipment	446
Accounts payable	(140)
Accrued liabilities	(266)
Goodwill	3,776
$6,462

The goodwill acquired has been assigned to the Company's Signal Products operating segment. For tax purposes, the Company expects to amortize the acquired goodwill ratably over a 15 year period.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2000 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,

	2002	2001	2002	2001
Net sales	$ 16,385	$ 20,220	$ 45,639	$ 81,483

Net income (loss)	77	(4,290)	(622)	(1,109)

Earnings (loss) per common share:
Basic	0.01	(0.32)	(0.05)	(0.08)
Diluted	0.01	(0.32)	(0.05)	(0.08)

The pro forma information reflects no goodwill amortization for the three and nine months ended August 31, 2002 due to the adoption of SFAS No. 142 by the Company, effective December 1, 2001. The pro forma information does reflect goodwill amortization of $205,000 and $610,000 for the three and nine months ended August 31, 2001, respectively, related to acquisitions which occurred prior to the adoption of SFAS No. 142.

Pro forma amounts are based upon certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from combined operations. The pro forma information does not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations.

Note 5 - Inventories

Inventories by major classification are as follows (in thousands):

	August 31,	November 30,
	2002	2001

Finished goods	$ 1,777	$ 1,796
Work - in - process	6,277	8,416
Raw materials	6,697	6,932
	$14,751	$17,144

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	August 31,	November 30,
	2002	2001

Land and improvements	$ 1,278	$ 1,264
Buildings and improvements	12,376	12,403
Machinery and equipment	32,721	32,075
	46,375	45,742
Less accumulated depreciation	29,035	25,534
	$17,340	$20,208

Note 7 - Goodwill Goodwill by operating segment is as follows (in thousands):
	August 31,	November 30,
	2002	2001

Signal Products	$14,333	$10,557
Power Products	3,686	3,686
	$18,019	$14,243

Changes in the carrying amount of goodwill are summarized as follows (in thousands):
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2002	2001	2002	2001

Goodwill, beginning of period	$ 14,243	$ 14,647	$ 14,243	$ 14,894

Goodwill acquired	3,776	18	3,776	176
Goodwill amortization	-	(205)	-	(610)

Goodwill, end of period	$ 18,019	$ 14,460	$ 18,019	$ 14,460

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	August 31,	November 30,
	2002	2001
Intangible assets:
Patents and patent rights	$ 574	$ 574
Debt issuance costs	393	393
	967	967
Less accumulated amortization	658	614
	309	353
Other assets:
Property held for sale	-	955
Forward currency exchange contracts	12	75
Deferred charges	176	263
	188	1,293

Other noncurrent assets	$ 497	$ 1,646

Amortization of intangible assets, for each of the next five years, is not expected to be material to the Company's consolidated financial statements.

Note 9 - Debt Agreement

The Company maintains an unsecured line of credit with its principal lending institution (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. During the periods ended August 31, 2002 and 2001, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. In February 2002, certain of these covenants were amended or waived by the Bank. At August 31, 2002, the Company was in compliance with all debt covenants, as amended. Maximum borrowings under the amended agreement may not exceed $6,000,000. The amended line of credit agreement expires April 30, 2003.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally six months or less.

At August 31, 2002, the Company had forward contracts with aggregate notional amounts of $1,498,000, maturing at varying dates over a six-month period. The estimated fair value of the forward currency exchange contracts was a net receivable of $12,000 at August 31, 2002.

Note 11 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$ 67	$ (4,309)	$ (895)	$ (1,866)

Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,068	13,260	13,101	13,354

Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	13,068	13,260	13,101	13,354

Effect of dilutive securities:
Stock options	36	-	-	-
Stock warrants	-	-	-	-
	13,104	13,260	13,101	13,354
Earnings (loss) per common share:

Basic	$ 0.01	$ (0.32)	$ (0.07)	$ (0.14)
Diluted	$ 0.01	$ (0.32)	$ (0.07)	$ (0.14)

Options and warrants to purchase 954,483 shares of Common Stock, at a weighted average exercise price of $7.19 per share, were outstanding at August 31, 2002, but were not included in the computation of diluted earnings (loss) per share for the nine months ended August 31, 2002, because their inclusion would be anti-dilutive.

Note 12- Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001
Net income (loss)	$ 67	$ (4,309)	$ (895)	$ (1,866)

Foreign currency translation
adjustments	225	10	194	143
Change in fair value of derivatives	(22)	-	(63)	-

Comprehensive income (loss)	$ 270	$ (4,299)	$ (764)	$ (1,723)

The components of accumulated other comprehensive loss are as follows (in thousands):
	August 31,	November 30,
	2002	2001

Foreign currency translation adjustments	$ (732)	$ (926)
Derivative financial instruments gain	12	75

Accumulated other comprehensive loss	$ (720)	$ (851)

Note 13- Operating Segments

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

The Company's current operations are conducted in two reportable segments: signal products and power products. The Company's Signal Products Group manufactures a broad range of low pass EMI filters, filtered arrays, filtered connectors, specialty ceramic capacitors, ceramic-based wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), RF and microwave filters, and related products and systems. The Power Technologies Group manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, the Company has developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. For operating segment reporting purposes, these advanced systems are included in the Power Technologies Group. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended August 31, 2002 and 2001 is as follows (in thousands):

Three Months Ended August 31:	Signal	Power
	Products	Products	Total
2002

Revenue from unaffiliated customers	$ 12,369	$ 3,295	$ 15,664
Segment income	2,355	181	2,536

2001

Revenue from unaffiliated customers	13,751	4,670	18,421
Segment loss	(1,396)	(1,567)	(2,963)

Nine Months Ended August 31:

2002

Revenue from unaffiliated customers	33,208	8,302	41,510
Segment income (loss)	6,059	(622)	5,437

2001

Revenue from unaffiliated customers	57,665	16,848	74,513
Segment income	9,795	352	10,147

In the three month and nine month periods ended August 31, 2001, reserves for excess and slow-moving inventories of $3,057,000 and $2,088,000 were deducted in arriving at segment income or loss for the Signal Products Group and Power Technologies Group, respectively.

A reconciliation of total reportable segment income (loss) to consolidated income (loss) before provision for income taxes for the periods ended August 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2002	2001	2002	2001
Total income (loss) for reportable
segments	$ 2,536	$ (2,963)	$ 5,437	$ 10,147

Unallocated amounts:

Selling, general and
administrative expense	(2,512)	(3,552)	(7,921)	(12,856)

Restructuring charges	-	(485)	-	(485)

Interest expense	(39)	(69)	(116)	(185)

Other income	122	144	1,162	395

Consolidated income (loss) before
provision for income taxes	$ 107	$ (6,925)	$ (1,438)	$ (2,984)

Note 14 - New Accounting Pronouncements

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

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

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 52.0% and 28.0%, respectively, of our fiscal 2001 sales. In telecommunications, our products are used in numerous systems including wireless base stations, optical networks, broadband switching equipment, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, and avionic upgrades. Our other markets include medical instrumentation, industrial equipment, computer, and automotive.

Our operations are primarily conducted in two reportable business segments: signal products and power products. Our Signal Products Group manufactures a broad line of discrete EMI filters, filtered arrays, filtered connectors, specialty ceramic capacitors (single layer, temperature compensating, high voltage, and switch mode), ceramic-based wireless products (coaxial ceramic resonators, patch antennas, bandpass filters, and duplexers), RF and microwave filters, and related products and systems. Our Power Technologies Group currently manufactures various power management and conditioning products including power distribution units, power line filters, and power entry devices. In addition, we have developed and introduced an advanced systems product offering to become a provider of more complex power management systems, including a line of digital radio-frequency control equipment for remote and automatic electronic systems management. For operating segment reporting purposes, these advanced systems are included in our Power Technologies Group.

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

Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the periods ended August 31, 2002. In the comparable periods of 2001, goodwill amortization of $205,000 for the three months ended August 31, 2001 and $610,000 for the nine months ended August 31, 2001 was recognized and included in selling, general and administrative expense. As required by SFAS No. 142, the results of operations for the periods ended August 31, 2001 have not been restated. If the Company had discontinued amortization of goodwill at the beginning of fiscal year 2001, net loss for the three month and nine month periods ended August 31, 2001 would have decreased $127,000 and $378,000, respectively. Basic and diluted loss per share would have each decreased by $0.03 for the nine month period ended August 31, 2001 and $0.01 for the three month period ended August 31, 2001.

In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and has determined that no impairment loss need be recognized in the periods ended August 31, 2002.

Acquisition

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. ("FSY"). FSY, based in Columbia, Maryland, designs and manufactures RF and microwave filters, combiners, amplifiers, multiplexers, duplexers, and related products and systems. These products are a natural complement and extension to the Company's existing ceramic-based wireless product offerings. The aggregate cash purchase price for FSY was approximately $6.5 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through the Company's available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, FSY net sales of $859,000 have been included in the Company's consolidated net sales for the periods ended August 31, 2002 and are reported within the Company's Signal Products Group for operating segment purposes.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and nine months ended August 31, 2002 and 2001:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	81.2	112.9	84.5	84.3
Gross margin	18.8	(12.9)	15.5	15.7
Selling, general and
administrative expense	18.6	22.5	21.5	19.3
Restructuring charges	-	2.6	-	0.7
Income (loss) from operations	0.2	(38.0)	(6.0)	(4.3)
Other income (expense)
Interest expense	(0.3)	(0.4)	(0.3)	(0.2)
Other income and expense, net	0.8	0.8	2.8	0.5
Income (loss) before provision
for income taxes	0.7	(37.6)	(3.5)	(4.0)
Provision for income taxes	0.3	(14.2)	(1.3)	(1.5)
Net income (loss)	0.4%	(23.4)%	(2.2)%	(2.5)%

The following table sets forth the Company's net sales by operating segments for the three months and nine months ended August 31, 2002 and 2001 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2001	2002	2001

Signal Products	$ 12,369	$ 13,751	$ 33,208	$ 57,665
Power Products	3,295	4,670	8,302	16,848
	$ 15,664	$ 18,421	$ 41,510	$ 74,513

Third Quarter 2002 Versus Third Quarter 2001

Net Sales

During the third quarter of fiscal 2002, our sales continued to be negatively impacted by the industry-wide slowdown in capital spending by major telecommunications carriers. Overall, our net sales decreased by $2.7 million during the period, with consolidated net sales of $15.7 million in the third quarter of fiscal 2002 and $18.4 million in the comparable quarter of 2001. This decrease reflects reduced shipment volume for substantially all of our product lines. Sales of signal products amounted to $12.4 million in the current quarter, including FSY product shipments of $859,000. In the comparable quarter of last year, sales of signal products amounted to $13.7 million. Power product sales, including advanced systems, decreased by $1.4 million during the period, from $4.7 million in the third quarter of fiscal 2001 to $3.3 million in the current quarter. As a result of competitive pressures, average selling prices declined slightly in 2002 throughout most of our product lines. Customer orders received in the third quarter of fiscal 2002 amounted to $14.8 million, up 2.0% from the comparable period of 2001. In addition to these customer orders, we assumed approximately $2.0 million of customer order backlog in connection with the acquisition of FSY. At August 31, 2002, our consolidated sales order backlog was approximately $25.8 million, up $3.0 million from the end of last fiscal year.

Early in 2001, the telecommunications equipment market began to experience a severe industry-wide downturn. This downturn was driven by several factors, including: (1) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (2) reduced spending for infrastructure and network equipment by incumbent telephone service providers as competitive pressures from start-up providers eased, certain technological advances stalled, and economic recessionary pressures grew. In fiscal 2002, we believe this severe downturn has demonstrated some signs of moderating. Customer order cancellations and delivery date pushouts, which were prevalent throughout 2001, have significantly diminished in fiscal 2002. Overall market demand for telecommunications equipment, however, continues to be very soft with the timing and extent of the market's recovery still uncertain. We cannot forecast with any degree of certainty when an increase in telecom equipment spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed. We do not expect any significant improvement in overall market conditions throughout the remainder of fiscal 2002.

Restructuring Charges

During the third quarter of fiscal 2001, we adopted a plan to restructure our operations and reduce operating expenses in response to the severe slowdown in the global telecommunications equipment market. The restructuring plan, which was substantially completed by the end of fiscal 2001, was intended to reduce excess manufacturing capacity, improve efficiencies, and align our operations with current business expectations. The plan included consolidating manufacturing facilities, writing-off slow moving inventories, and disposing of excess property and equipment. In connection with this plan, we recorded restructuring charges of $485,000 in the third quarter of fiscal 2001. These restructuring charges consisted of employee severance costs and losses on the disposal of excess fixed assets. In addition, we increased our inventory reserves for excess and slow moving items by $5.1 million. These additional inventory reserves were included in cost of products sold for the third quarter of fiscal 2001.

Gross Margin

In the third quarter of fiscal 2002, gross margin was $2.9 million or 18.8% of sales. For the third quarter of last year, gross margin was $2.8 million or 15.1% of sales, excluding the additional inventory reserves of $5.1 million discussed above. In addition to our formal restructuring plan, we have identified and implemented numerous cost reduction programs during the past year. As a result of these efforts, gross margin in the current quarter was positively impacted by improved labor efficiencies and lower manufacturing overhead. At August 31, 2002, we had a total workforce (excluding FSY personnel) of 756 employees, a reduction of 113 or 13.0% from a year ago. In light of current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

In the third quarter of fiscal 2002, selling expense amounted to $1.6 million or 10.5% of sales, compared to $2.4 million or 13.0% of sales in the same quarter of 2001. The decrease in selling expense, as a percentage of sales, principally reflects reduced personnel costs, lower effective commission rates, and the elimination of certain advertising expenses. General and administrative expense was approximately $1.3 million in the third quarter of 2002, compared to $1.7 in the comparable quarter of 2001. The decrease in general and administrative expense reflects lower personnel costs and the reduction of certain variable administrative expenses. In addition, $205,000 of goodwill amortization was recorded and included in general and administrative expense in the third quarter of 2001. With the adoption of SFAS No. 142, no goodwill amortization was recorded during the current period.

Nine Months 2002 Versus Nine Months 2001

Net Sales

For the first nine months of fiscal 2002, net sales decreased by $33.0 million or 44.3%, with consolidated sales of $41.5 million in 2002 and $74.5 million in 2001. This decrease, which was reflected throughout all of our major product lines, was primarily driven by the unprecedented slowdown in the telecommunications equipment industry and sluggish overall economic conditions in the United States and Europe. Sales of signal products amounted to $33.2 million in the first nine months of fiscal 2002, compared to $57.7 million in the same period last year. Sales of power products decreased by $8.5 million during the period, from $16.8 million in the first nine months of fiscal 2001 to $8.3 million in the comparable period of 2002. Power product sales included shipments of $1.2 million in 2002 and $2.0 million in 2001 of our recently introduced advanced systems product offering. Although we believe the long-term market potential for these advanced systems remains strong, their initial market introduction and penetration has been severely hampered by the current telecom market conditions. Overall, total customer orders received in the first nine months of fiscal 2002 amounted to $42.5 million, a decrease of $13.3 million or 23.8% from the same period last year. Average selling prices declined slightly throughout most of our product offerings due to competitive and market pressures.

Gross Margin

For the first nine months of fiscal 2002, gross margin was $6.5 million or 15.5% of sales. In the comparable period of last year, gross margin was $16.8 million or 22.6% of sales, excluding the additional inventory reserves of $5.1 million previously discussed. The decline in gross margin primarily reflects lower sales volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunications customers.

Selling, General and Administrative Expense

During the first nine months of fiscal 2002, selling expense amounted to $5.1 million or 12.2% of sales, compared to $8.8 million or 11.8% of sales for the same period last year. The increase in selling expense, as a percentage of sales, reflects the impact of lower sales volume and certain fixed selling expenses. This impact has been partially offset by lower effective sales commission rates, reduced advertising expenses, and decreased personnel costs. General and administrative expense was $3.8 million during the first nine months of fiscal 2002, compared to $5.6 million in the comparable period of 2001. The decrease in general and administrative expense primarily reflects lower personnel costs and the reduction of certain variable charges and expenditures for professional services. In addition, $610,000 of goodwill amortization was recorded and included in general and administrative expense during the first nine months of fiscal 2001. With the adoption of SFAS No. 142, no goodwill amortization has been recorded in the current year.

Other Income and Expense

With reduced bank indebtedness and lower average interest rates, interest expense decreased slightly during the period. For the first nine months of fiscal 2002, interest expense was $116,000 compared to $185,000 for the same period last year.

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $921,000 in the first nine months of fiscal 2002 upon the granting of PML technology licenses, compared to $29,000 in the same period last year. Although these licenses require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have.

Investment income of $200,000 in 2002 and $316,000 in 2001 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.8% in 2002 and 37.5% in 2001, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2001, approximately 52.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 24.0% of our total consolidated net sales in 2001. Throughout 2001 and the first nine months of 2002, the telecommunications industry has experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, difficulties in successfully integrating our acquisition of FSY, unanticipated impairment of assets, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"). This revolving credit line is unsecured, with interest rates on borrowings at or below the prevailing prime rate. At August 31, 2002, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. In February 2002, certain of these covenants were amended or waived by the Bank. At August 31, 2002, we were in compliance with all debt covenants, as amended. Maximum borrowings under the amended agreement may not exceed $6.0 million. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The amended line of credit agreement expires April 30, 2003.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $978,000 (Euro 1.0 million). At August 31, 2002, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At August 31, 2002, we had net working capital of $40.4 million, compared to $42.1 million at November 30, 2001. Our current ratio remained very strong throughout the first nine months of fiscal 2002. At August 31, 2002, current assets were 8.49 times current liabilities, compared to 9.17 at the end of fiscal 2001.

With the significant reduction in our sales volume and production requirements caused by the severe slowdown in the telecommunications industry, we currently have excess manufacturing capacity. Accordingly, our capital expenditures in 2002 for new equipment have been minimal. During the first nine months of fiscal 2002, our capital expenditures for property, plant and equipment amounted to $318,000. These capital expenditures were primarily for manufacturing equipment and tooling to enhance efficiencies in our ceramic capacitor operations and our new advanced systems product offerings. At August 31, 2002, we had not entered into any material commitments for capital expenditures.

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

As previously indicated, we acquired all of the outstanding common stock of FSY in July, 2002. The aggregate cash purchase price for FSY was approximately $6.5 million, excluding possible future contingent payments. The amount of contingent payments will be determined based upon the increase in sales of the acquired product lines during the three years subsequent to the acquisition date. The purchase price, net of cash acquired, was approximately $4.9 million. This net purchase price was entirely funded through available cash reserves.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2002, 194,900 shares were repurchased at an aggregate cost of $968,000. Since the adoption of the stock repurchase program, 647,600 shares have been repurchased at a total cost of $3.5 million.

As of August 31, 2002, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2002	2003	2004	2005	Thereafter

Long-term debt	$ 2,686	$ 10	$ 285	$ 285	$ 390	$ 1,716
Operating leases	2,875	210	781	741	546	597

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2002, including scheduled long-term debt repayment, lease commitments, planned capital equipment expenditures and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite current year-to-date operating losses, our overall cash flow remains strong. Net cash generated by operating activities amounted to $10.9 million during the first nine months of fiscal 2002, compared to $8.5 million in the same period of 2001. Operating cash flow in 2002 was positively impacted by the refund of $3.3 million of federal income taxes from prior year net operating loss carrybacks and overpayments. In addition, as a result of improved turnover rates and lower sales volume and production requirements, accounts receivable and inventories decreased by $2.6 million and $2.8 million, respectively, during the first nine months of fiscal 2002.

At August 31, 2002, goodwill represented 22.1% of total assets and 25.6% of stockholders' equity. In addition to the $3.8 million of goodwill recognized in connection with the acquisition of FSY, a majority of our recorded goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. With the adoption of SFAS No. 142, effective December 1, 2001, we performed the required transitional impairment test of goodwill and determined that no impairment loss need be recognized in the periods ended August 31, 2002.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we believe our most critical accounting policies relate to the valuation and carrying amounts of accounts receivable, inventories, long-lived assets, and deferred tax assets.

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2002, our allowance for doubtful accounts was $862,000, or approximately 7.9% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current severe downturn in the telecommunications industry will stabilize sometime in fiscal 2002. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2002, we had recorded inventory reserves in the aggregate amount of $3.8 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

With the adoption of SFAS No. 142, we review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the current poor market conditions throughout the telecommunications industry will begin to improve in 2003. If long-term market conditions do not improve, our long-lived assets may become materially impaired.

We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. Presently, we believe that all deferred tax assets will more likely than not be realized and a valuation allowance is not required. We evaluate the need for valuation allowances on a regular basis and make adjustments as needed. These adjustments, when made, may have a materially negative impact on our financial statements.

Top of Report

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At August 31, 2002, we had forward currency exchange contracts with aggregate notional amounts of $1.5 million expiring at various dates over a six-month period. The estimated fair value of these contracts at August 31, 2002, was a net receivable of $12,000. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Top of Report

Exhibits and Reports on Form 8-K

(a) Exhibits

    99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: September 27, 2002	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

Exhibit 99.1

CERTIFICATION Pusuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Spectrum Control, Inc. (the "Company"), does hereby certify, to such officer's knowledge that:

     The Quarterly Report of Form 10-Q for the quarter ended August 31, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 27, 2002	/s/Richard A. Southworth

Richard A. Southworth
President and Chief Executive Officer

Dated: September 27, 2002	/s/John P. Freeman

John P. Freeman
Senior Vice President and
Chief Financial Officer