Form 10-Q
period 2003-02-28
SPECTRUM CONTROL INC
filed 2003-04-09
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2003	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practical date.

Class	Number of Shares Outstanding as of March 17, 2003
Common, no par value	12,940,177

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 28,	November 30,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$ 20,481	$ 19,934
Accounts receivable, less allowances of $ 926
in 2003 and $ 896 in 2002	11,150	10,035
Inventories	13,445	14,494
Deferred income taxes	1,869	1,869
Income tax refund receivable	820	833
Prepaid expenses and other current assets	1,258	614
Total current assets	49,023	47,779

Property, Plant And Equipment, Net	14,741	15,543

Other Assets
Goodwill, net	18,019	18,019
Other noncurrent assets	435	483
Total other assets	18,454	18,502

Total Assets	$ 82,218	$ 81,824

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 3,053	$ 3,033
Income taxes payable	180	175
Accrued liabilities	1,701	1,685
Current portion of long-term debt	285	285
Total current liabilities	5,219	5,178

Long-Term Debt	2,336	2,391
Deferred Income Taxes	3,600	3,580

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,604,977
shares in 2003 and 2002	43,777	43,777
Retained earnings	31,284	31,116
Treasury stock, 664,800 shares in 2003
and 657,600 shares in 2002, at cost	(3,573)	(3,537)
Accumulated other comprehensive loss	(425)	(681)
Total stockholders' equity	71,063	70,675

Total Liabilities And Stockholders' Equity	$ 82,218	$ 81,824

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended
	February 28,
	2003	2002

Net sales	$15,246	$11,493

Cost of products sold	11,983	10,559

Gross margin	3,263	934

Selling, general and
administrative expense	3,120	2,889

Income ( loss ) from operations	143	(1,955)

Other income ( expense ) :
Interest expense	(29)	(42)
Other income and expense, net	159	155
	130	113

Income ( loss ) before provision
for income taxes	273	(1,842)

Provision for income taxes ( benefit )	105	(698)

Net income ( loss )	$ 168	$ (1,144)

Earnings ( loss ) per common share :
Basic	$ 0.01	$ (0.09)
Diluted	$ 0.01	$ (0.09)

Average number of common shares
outstanding :
Basic	12,947	13,102
Diluted	12,968	13,102

Dividends per share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Three Months Ended
	February 28,
	2003	2002
Cash Flows From Operating Activities :
Net income (loss)	$ 168	$ (1,144)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities :
Depreciation	949	1,186
Amortization	14	15
Deferred income taxes	20	(151)
Changes in assets and liabilities:
Accounts receivable	(862)	2,947
Inventories	1,103	1,061
Prepaid expenses and other assets	(620)	1,314
Accounts payable and accrued expenses	39	(780)
Net cash provided by operating activities	811	4,448

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(161)	(105)
Net cash used in investing activities	(161)	(105)

Cash Flows From Financing Activities :
Repayment of long-term debt	(55)	(349)
Purchase of common stock	(36)	(15)
Net proceeds from issuance of common stock	-	65
Net cash used in financing activities	(91)	(299)

Effect of exchange rate changes on cash	(12)	12

Net increase in cash and cash equivalents	547	4,056

Cash and cash equivalents, beginning of period	19,934	12,442

Cash and cash equivalents, end of period	$ 20,481	$ 16,498

Cash paid during the period for :
Interest	$ 68	$ 49
Income taxes	107	70

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 28, 2003

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

The balance sheet at November 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2002.

Note 2 - Nature of Operations

The Company designs and manufactures control products and systems for the electronics industry, and has operations in the United States, Mexico and Germany. The Company offers a broad line of signal, power, and frequency control products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest markets are telecommunications equipment and military/aerospace.

Note 3 - Inventories

Inventories by major classification are as follows (in thousands):

	February 28,	November 30,
	2003	2002

Finished goods	$ 2,218	$ 2,510
Work - in - process	4,469	4,803
Raw materials	6,758	7,181
	$13,445	$14,494

Inventories are presented net of aggregate inventory reserves of $3,064,000 at February 28, 2003 and $3,980,000 at November 30, 2002.

Note 4 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	February 28,	November 30,
	2003	2002

Land and improvements	$ 1,127	$ 1,127
Buildings and improvements	10,866	10,879
Machinery and equipment	26,543	26,357
	38,536	38,363
Less accumulated depreciation	23,795	22,820
	$14,741	$15,543

Note 5 - Goodwill

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption of SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2003 and 2002. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. No impairment losses have been recognized in any of the periods presented herein.

Goodwill by reportable segment is as follows (in thousands):

	February 28,	November 30,
	2003	2002

Signal integrity products	$10,557	$10,557
Power integrity products and management systems	3,686	3,686
Frequency control products	3,776	3,776
	$18,019	$18,019

Changes in the carrying amount of goodwill are summarized as follows (in thousands):
Three Months Ended
February 28,
	2003	2002

Goodwill, beginning of period	$ 18,019	$ 14,243

Goodwill acquired	-	-
Goodwill impairment losses	-	-

Goodwill, end of period	$ 18,019	$ 14,243

Note 6 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	February 28,	November 30,
	2003	2002
Intangible assets:
Patents and patent rights	$ 574	$ 574
Debt issuance costs	205	205
	779	779
Less accumulated amortization	500	485
	279	294
Other assets:
Forward currency exchange contracts	-	17
Deferred charges	156	172
	156	189

Other noncurrent assets	$ 435	$ 483

Amortization of intangible assets is expected to be approximately $60,000 for each of the next five fiscal years.

Note 7 - Debt Agreement

The Company maintains a $6,000,000 line of credit with its principal lending institution (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. During the periods ended February 28, 2003 and 2002, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2003, the Company was in compliance with these debt covenants.

Effective February 28, 2003, the line of credit agreement was amended. Under the amended agreement, future borrowings if any, will be secured by the Company's accounts receivable. The amended line of credit agreement expires April 30, 2005.

Note 8 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At February 28, 2003, the Company had no forward contracts outstanding.

Note 9 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended February 28,
	2003	2002
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$ 168	$ (1,144)

Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	12,947	13,102

Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	12,947	13,102

Effect of dilutive securities:
Stock options	21	-
Stock warrants	-	-
	12,968	13,102
Earnings (loss) per common share:

Basic	$ 0.01	$ (0.09)
Diluted	$ 0.01	$ (0.09)

Options to purchase 813,467 shares of Common Stock, at a weighted average exercise price of $7.61 per share, were outstanding at February 28, 2003 but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At February 28, 2002, options and warrants to purchase 699,633 shares of Common Stock, at a weighted average exercise price of $7.62 per share, were similarly excluded.

Note 10- Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended February 28,
	2003	2002
Net income (loss)	$ 168	$ (1,144)

Foreign currency translation
adjustments	273	(116)
Change in fair value of derivatives	(17)	(90)

Comprehensive income (loss)	$ 424	$ (1,350)

The components of accumulated other comprehensive loss are as follows (in thousands):
	February 28,	November 30,
	2003	2002

Foreign currency translation adjustments	$ (425)	$ (698)
Derivative financial instruments gain	-	17

Accumulated other comprehensive loss	$ (425)	$ (681)

Note 11- Reportable Operating Segments

The Company was founded as a solutions - oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Effective December 1, 2002, the Company realigned its business segments to better reflect its current strategic focus.

The Company's current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company's Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, and specialty ceramic capacitors. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our recently developed Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and nonoperating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss. Segment reportable assets are comprised of certain tangible assets (property, plant, equipment, and inventories) and goodwill.

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended February 28, 2003 and 2002 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Three Months Ended February 28:
2003

Revenue from unaffiliated customers	$ 10,790	$ 2,794	$ 1,662	$ 15,246
Segment income (loss)	2,999	(101)	(14)	2,884
Segment assets
Tangible assets	18,437	6,772	1,663	26,872
Goodwill	10,557	3,686	3,776	18,019

2002

Revenue from unaffiliated customers	8,863	2,267	363	11,493
Segment income (loss)	1,509	(692)	(201)	616
Segment assets
Tangible assets	23,513	8,726	1,735	33,974
Goodwill	10,557	3,686	-	14,243

A reconciliation of total reportable segment income to consolidated income (loss) before provision for income taxes for the periods ended February 28, 2003 and 2002 is as follows (in thousands):

	Three Months Ended
	February 28,
	2003	2002
Total income for reportable segments	$ 2,884	$ 616

Unallocated amounts:

Selling, general and administrative expense	(2,741)	(2,571)

Interest expense	(29)	(42)

Other income	159	155

Consolidated income (loss) before provision for
income taxes	$ 273	$ (1,842)

Note 12 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

Note 13 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets to be measured at the lower of carrying amount or fair value less cost to sell. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company adopted each of these new Standards effective December 1, 2002. These Standards had no impact on the Company's consolidated financial statements upon their adoption.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain sections of this Statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other sections of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of this Statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". The Interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company has evaluated the provisions of this Interpretation and determined it does not have an impact on its consolidated financial statements upon adoption.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The objective of this Interpretation is to improve financial reporting by enterprises involved with variable interest entities. This Interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired by February 1, 2003. The Company has no variable interest entities that are not currently consolidated and is evaluating the provisions of this Interpretation.

Top of Report

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2002. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 42.0% and 30.0%, respectively, of our fiscal 2002 sales. In telecommunications, our products are used in numerous systems including wireless base stations, optical networks, broadband switching equipment, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, secure communications, simulation equipment, and avionic upgrades. Our other markets include medical instrumentation, industrial equipment, computer, and automotive.

Our operations are currently conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. Our Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, and specialty ceramic capacitors. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our recently developed Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems.

Acquisition

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. ("FSY"). FSY, based in Columbia, Maryland, designs and manufactures various microwave filters, including lumped element filters, cavity filters, waveguide filters, and related products and systems. These products are a natural complement and extension to the Company's existing ceramic-based wireless product offerings of resonators, bandpass filters, and patch antennas. The aggregate cash purchase price for FSY was approximately $6.5 million including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through the Company's available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, FSY net sales of $1.2 million have been included in the Company's consolidated net sales for the period ended February 28, 2003 and are reported within the Company's Frequency Control Products Group for operating segment purposes.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions and operating margins, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 2003 and 2002:

	Three Months Ended February 28,
	2003	2002

Net sales	100.0%	100.0%
Cost of products sold	78.6	91.9
Gross margin	21.4	8.1
Selling, general and administrative expense	20.5	25.1
Income (loss) from operations	0.9	(17.0)
Other income (expense)
Interest expense	(0.2)	(0.4)
Other income and expense, net	1.1	1.4
Income (loss) before provision for income taxes	1.8	(16.0)
Provision for income taxes (benefit)	0.7	(6.1)
Net income (loss)	1.1%	(9.9)%

The following table sets forth the Company's net sales by reportable operating segments for the three months ended February 28, 2003 and 2002 (in thousands):

	Three Months Ended February 28,
	2003	2002

Signal Integrity Products	$ 10,790	$ 8,863
Power Integrity Products and Management Systems	2,794	2,267
Frequency Control Products	1,662	363
	$ 15,246	$ 11,493

First Quarter 2003 Versus First Quarter 2002

Net Sales

Our net sales increased by $3.7 million during the period, with consolidated net sales of $15.2 million in the first quarter of fiscal 2003 and $11.5 million in the comparable quarter of 2002. This increase reflects additional shipment volume for substantially all of our signal and power integrity product lines. Sales of signal integrity products amounted to $10.8 million in the current quarter, versus $8.9 million in the same quarter last year. Power integrity product sales increased by $751,000 during the period, from $1.8 million in the first quarter of fiscal 2002 to $2.5 million in the current quarter. Sales of power management systems amounted to $261,000 in the current period, a decrease of $224,000 from the first quarter of last year. Although we believe the long-term market potential for these advanced power systems remains strong, their initial market introduction and penetration has been severely hampered by the poor current telecom market conditions. Sales of frequency control products totaled $1.7 million in the current quarter, including FSY product shipments of $1.2 million. In the comparable quarter of last year, sales of frequency control products were $363,000, consisting mostly of ceramic resonators, bandpass filters, and patch antennas. With the acquisition of FSY, we currently offer our customers a much broader range of frequency control products. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the first quarter of fiscal 2003 amounted to $15.6 million, up 19.1% from the comparable period of 2002. At February 28, 2003, our sales order backlog was approximately $24.8 million, up approximately $300,000 from the end of last fiscal year.

Early in 2001, the telecommunications equipment market began to experience a severe industry-wide downturn. This downturn was driven by several factors, including: (1) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (2) reduced spending for infrastructure and network equipment by incumbent telephone service providers as competitive pressures from start-up providers eased, certain technological advances stalled, and economic recessionary pressures grew. In fiscal 2002, we believe this severe downturn demonstrated some signs of moderating. Customer order cancellations and delivery date pushouts, which were prevalent throughout 2001, significantly diminished in fiscal 2002. Overall market demand for telecommunications equipment, however, continues to be volatile with the timing and extent of the market's recovery still uncertain. We cannot forecast with any degree of certainty when an increase in telecom equipment spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed.

Gross Margin

In the first quarter of fiscal 2003, gross margin was $3.3 million or 21.4% of sales. For the first quarter of last year, gross margin was $934,000 or 8.1% of sales. With the severe slowdown in the telecommunications equipment industry and a weak overall economy adversely affecting our other markets, our sales in the first quarter of fiscal 2002 were significantly below previously planned levels. As a result, gross margin in last year's first quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. Throughout fiscal 2002, we identified and implemented numerous cost reduction programs to better align our operations with current business expectations. As a result of these efforts, gross margin throughout fiscal 2003 is expected to approximate 21.0% to 22.0% of net sales. At February 28, 2003, we had a total workforce of 828 employees, including FSY personnel of 85. A year ago, we had a total workforce of 813 employees. In light of current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

In the first quarter of fiscal 2003, selling expense amounted to $1.8 million or 12.1% of sales, compared to $1.7 million or 14.5% of sales in the same quarter of 2002. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was approximately $1.3 million in the first quarter of 2003, versus $1.2 million in the comparable quarter of 2002. The increase in general and administrative expense reflects additional expenditures for legal and professional services and higher personnel costs.

Other Income and Expense

With reduced bank indebtedness and lower average interest rates, interest expense decreased slightly during the period. For the first three months of fiscal 2003, interest expense was $29,000 compared to $42,000 for the same period last year.

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $98,000 in the first quarter of fiscal 2003 upon the granting of PML technology licenses, compared to $69,000 in the same period last year. Although these licenses require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have.

Investment income of $61,000 in 2003 and $86,000 in 2002 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.5% in 2003 and 37.9% in 2002, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2002, approximately 42.0% of our sales were to customers in the telecommunications industry. Our four largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 17.0% of our total consolidated net sales in 2002. Since early in 2001, the telecommunications equipment industry has experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, difficulties in successfully integrating our acquisition of FSY, unanticipated impairment of assets, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. At February 28, 2003, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At February 28, 2003, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. Effective February 28, 2003, the line of credit agreement was amended. Under the amended agreement, future borrowings if any, will be secured by our accounts receivable. The amended line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.1 million (Euro 1.0 million). At February 28, 2003, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At February 28, 2003, we had net working capital of $43.8 million, compared to $42.6 million at November 30, 2002. Our current ratio remained very strong throughout the first three months of fiscal 2003. At February 28, 2003, current assets were 9.39 times current liabilities, compared to 9.23 at the end of fiscal 2002.

In response to the poor overall market conditions, and as part of our related cost containment programs, we continue to control our capital expenditures to minimum required amounts. In the first quarter of fiscal 2003, our capital expenditures for property, plant and equipment amounted to $161,000. These capital expenditures were primarily for manufacturing equipment and tooling to enhance efficiencies in our ceramic capacitor operations. At February 28, 2003, we had not entered into any material commitments for capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2003, 7,200 shares were repurchased at an aggregate cost of $36,000. Since the adoption of the stock repurchase program, 664,800 shares have been repurchased at a total cost of $3.6 million.

As of February 28, 2003, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2003	2004	2005	2006	Thereafter

Long-term debt	$ 2,621	$ 230	$ 285	$ 390	$ 290	$ 1,426
Operating leases	2,552	624	768	559	377	224

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2003, including scheduled long-term debt repayment, lease commitments, planned capital equipment expenditures and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Net cash generated by operating activities amounted to $811,000 during the first quarter of fiscal 2003. This positive cash flow was primarily achieved through improved inventory turnover rates and related inventory reductions. During the first quarter of 2003, as a result of various inventory control procedures, aggregate inventories decreased by $1.1 million. Net cash generated by operating activities amounted to $4.4 million during the first three months of fiscal 2002. This strong operating cash flow includes the refund of $2.2 million of prepaid federal income taxes. In addition, as a result of lower sales volume and production requirements, accounts receivable and inventories decreased by $2.9 million and $1.1 million, respectively, during the first three months of fiscal 2002.

At February 28, 2003, goodwill represented 21.9% of total assets and 25.4% of stockholders' equity. In addition to $3.8 million of goodwill recognized in connection with the acquisition of FSY, a majority of our recorded goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. Effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, no amortization of goodwill was recognized in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2003 and 2002. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. No impairment losses have been recognized in any of the periods presented herein.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale, requiring those assets to be measured at the lower of carrying amount or fair value less cost to sell. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. We adopted each of these new Standards effective December 1, 2002. These Standards had no impact on our consolidated financial statements upon their adoption.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain sections of this Statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other sections of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. We are currently evaluating the provisions of this Statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". The Interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. We have evaluated the provisions of this Interpretation and determined it does not have an impact on our consolidated financial statements upon adoption.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The objective of this Interpretation is to improve financial reporting by enterprises involved with variable interest entities. This Interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired by February 1, 2003. We have no variable interest entities that are not currently consolidated.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 28, 2003, our allowance for doubtful accounts was $926,000, or approximately 7.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current severe downturn in the telecommunications industry will stabilize sometime in fiscal 2003. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2003, we had recorded inventory reserves in the aggregate amount of $3.1 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

With the adoption of SFAS No. 142, we review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the current poor market conditions throughout the telecommunications industry will begin to significantly improve in 2004. If long-term market conditions do not improve significantly, our long-lived assets may become materially impaired.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 28, 2003, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 28, 2003, no interest rate swap agreements were outstanding.

Top of Report

Part II.  Other Information

Item 4.  Controls and Procedures

    (a)  Evaluation of Disclosure Controls and Procedures

    The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

    (b)   Change in Internal Controls

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

     99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

Top of Report

Exhibit 99.1
CERTIFICATION Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Spectrum Control, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 25, 2003	/s/Richard A. Southworth

Richard A. Southworth
President and Chief Executive Officer

Dated: March 25, 2003	/s/John P. Freeman

John P. Freeman
Senior Vice President and
Chief Financial Officer

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: March 25, 2003	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 25, 2003	/s/RICHARD A. SOUTHWORTH

President and Chief Executive Officer

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:
	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 25, 2003	/s/JOHN P. FREEMAN

Senior Vice President and Chief Financial Officer

Top of Report