Form 10-Q
period 2003-05-31
SPECTRUM CONTROL INC
filed 2003-06-27
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2003	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practical date.

Class	Number of Shares Outstanding as of June 16, 2003
Common, no par value	12,928,977

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$ 22,133	$ 19,934
Accounts receivable, less allowances of $ 953
in 2003 and $ 896 in 2002	10,469	10,035
Inventories	13,493	14,494
Deferred income taxes	1,869	1,869
Income tax refund receivable	820	833
Prepaid expenses and other current assets	1,055	614
Total current assets	49,839	47,779

Property, Plant And Equipment, Net	14,013	15,543

Other Assets
Goodwill, net	18,019	18,019
Other noncurrent assets	507	483
Total other assets	18,526	18,502

Total Assets	$ 82,378	$ 81,824

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 2,934	$ 3,033
Income taxes payable	154	175
Accrued liabilities	1,902	1,685
Current portion of long-term debt	285	285
Total current liabilities	5,275	5,178

Long-Term Debt	2,127	2,391
Deferred Income Taxes	3,628	3,580

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,604,977
shares in 2003 and 2002	43,777	43,777
Retained earnings	31,532	31,116
Treasury stock, 676,000 shares in 2003
and 657,600 shares in 2002, at cost	(3,628)	(3,537)
Accumulated other comprehensive loss	(333)	(681)
Total stockholders' equity	71,348	70,675

Total Liabilities And Stockholders' Equity	$ 82,378	$ 81,824

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

Net sales	$ 15,470	$ 14,353	$ 30,716	$ 25,846

Cost of products sold	11,983	11,780	23,966	22,339

Gross margin	3,487	2,573	6,750	3,507

Selling, general and
administrative expense	3,103	3,126	6,223	6,015

Income ( loss ) from operations	384	(553)	527	(2,508)

Other income ( expense ) :
Interest expense	(28)	(35)	(57)	(77)
Other income and expense, net	44	885	203	1,040
	16	850	146	963

Income ( loss ) before provision
for income taxes	400	297	673	(1,545)

Provision for income taxes ( benefit )	152	115	257	(583)

Net income ( loss )	$ 248	$ 182	$ 416	$ (962)

Earnings ( loss ) per common share :
Basic	$ 0.02	$ 0.01	$ 0.03	$ (0.07)
Diluted	$ 0.02	$ 0.01	$ 0.03	$ (0.07)

Average number of common shares
outstanding :
Basic	12,934	13,134	12,940	13,118
Diluted	12,955	13,235	12,961	13,118

Dividends per share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Six Months Ended
	May 31,
	2003	2002
Cash Flows From Operating Activities :
Net income (loss)	$ 416	$ (962)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities :
Depreciation	1,899	2,361
Amortization	29	30
Deferred income taxes	48	(130)
Changes in assets and liabilities:
Accounts receivable	(134)	2,246
Inventories	1,072	1,310
Prepaid expenses and other assets	(472)	1,653
Accounts payable and accrued expenses	71	(248)
Net cash provided by operating activities	2,929	6,260

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	-	1,034
Purchase of property, plant and equipment	(368)	(169)
Net cash provided by (used in) investing activities	(368)	865

Cash Flows From Financing Activities :
Repayment of long-term debt	(264)	(359)
Purchase of common stock	(91)	(15)
Net proceeds from issuance of common stock	-	147
Net cash used in financing activities	(355)	(227)

Effect of exchange rate changes on cash	(7)	(15)

Net increase in cash and cash equivalents	2,199	6,883

Cash and cash equivalents, beginning of period	19,934	12,442

Cash and cash equivalents, end of period	$ 22,133	$ 19,325

Cash paid during the period for :
Interest	$ 84	$ 69
Income taxes	170	179

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 31, 2003
(Unaudited)

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

Note 3 - Inventories

Inventories by major classification are as follows (in thousands):

	May 31,	November 30,
	2003	2002

Finished goods	$ 2,057	$ 2,510
Work - in - process	4,760	4,803
Raw materials	6,676	7,181
	$13,493	$14,494

Inventories are presented net of aggregate inventory reserves of $3,155,000 at May 31, 2003 and $3,980,000 at November 30, 2002.

Note 4 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	May 31,	November 30,
	2003	2002

Land and improvements	$ 1,127	$ 1,127
Buildings and improvements	10,876	10,879
Machinery and equipment	26,773	26,357
	38,776	38,363
Less accumulated depreciation	24,763	22,820
	$14,013	$15,543

Note 5 - Goodwill

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption of SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying condensed consolidated statements of operations for the periods ended May 31, 2003 and 2002. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. No impairment losses have been recognized in any of the periods presented herein.

Goodwill by reportable segment is as follows (in thousands):

	May 31,	November 30,
	2003	2002

Signal integrity products	$10,557	$10,557
Power integrity products and management systems	3,686	3,686
Frequency control products	3,776	3,776
	$18,019	$18,019

Changes in the carrying amount of goodwill are summarized as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

Goodwill, beginning of period	$ 18,019	$ 14,243	$ 18,019	$ 14,243

Goodwill acquired	-	-	-	-
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 18,019	$ 14,243	$ 18,019	$ 14,243

Note 6 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	May 31,	November 30,
	2003	2002
Intangible assets:
Patents and patent rights	$ 574	$ 574
Debt issuance costs	205	205
	779	779
Less accumulated amortization	515	485
	264	294
Other assets:
Forward currency exchange contracts	-	17
Deferred charges	243	172
	243	189

Other noncurrent assets	$ 507	$ 483

Amortization of intangible assets is expected to be approximately $60,000 for each of the next five fiscal years.

Note 7 - Debt Agreement

The Company maintains a $6,000,000 line of credit with its principal lending institution (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. During the periods ended May 31, 2003 and 2002, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2003, the Company was in compliance with these debt covenants.

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

At May 31, 2003, the Company had no forward contracts outstanding.

Note 9 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$ 248	$ 182	$ 416	$ (962)

Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	12,934	13,134	12,940	13,118

Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	12,934	13,134	12,940	13,118

Effect of dilutive securities:
Stock options	21	98	21	-
Stock warrants	-	3	-	-
	12,955	13,235	12,961	13,118
Earnings (loss) per common share:

Basic	$ 0.02	$ 0.01	$ 0.03	$ (0.07)
Diluted	$ 0.02	$ 0.01	$ 0.03	$ (0.07)

Options to purchase 791,250 shares of Common Stock, at a weighted average exercise price of $7.58 per share, were outstanding at May 31, 2003 but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At May 31, 2002, options and warrants to purchase 953,633 shares of Common Stock, at a weighted average exercise price of $7.19 per share, were similarly excluded.

Note 10- Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net income (loss)	$ 248	$ 182	$ 416	$ (962)

Foreign currency translation
adjustments	92	85	365	(31)
Change in fair value of derivatives	-	49	(17)	(41)

Comprehensive income (loss)	$ 340	$ 316	$ 764	$ (1,034)

The components of accumulated other comprehensive loss are as follows (in thousands):
	May 31,	November 30,
	2003	2002

Foreign currency translation adjustments	$ (333)	$ (698)
Derivative financial instruments gain	-	17

Accumulated other comprehensive loss	$ (333)	$ (681)

Note 11- Stock Options

The Company accounts for stock-based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company has elected to adopt the "disclosure only" provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.00% in 2003 and 2002; volatility factor of the expected market price of the Company's Common Stock of 0.50 in 2003 and 0.58 in 2002; dividend yield of 0.00% each year; and a weighted average expected option life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income (loss) and earnings (loss) per common share would have been increased (decreased) to the pro forma amounts below ( in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net income (loss)
as reported	$ 248	$ 182	$ 416	$ (962)

Less: Stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	175	137	350	274

Pro forma net income (loss)	$ 73	$ 45	$ 66	$ (1,236)

Earnings (loss) per common share:
Basic, as reported	$ 0.02	$ 0.01	$ 0.03	$ (0.07)
Basic, pro forma	0.01	0.00	0.01	(0.09)

Diluted, as reported	0.02	0.01	0.03	(0.07)
Diluted, pro forma	0.01	0.00	0.01	(0.09)

Note 12- Reportable Operating Segments

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended May 31, 2003 and 2002 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Three Months Ended May 31:
2003

Revenue from unaffiliated customers	$ 10,932	$ 2,795	$ 1,743	$ 15,470
Segment income (loss)	2,970	151	(15)	3,106
Segment assets
Tangible assets	17,416	7,126	1,655	26,197
Goodwill	10,557	3,686	3,776	18,019

2002

Revenue from unaffiliated customers	11,187	2,740	426	14,353
Segment income (loss)	2,732	(411)	(109)	2,212
Segment assets
Tangible assets	22,528	8,390	648	31,566
Goodwill	10,557	3,686	-	14,243

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Six Months Ended May 31:
2003

Revenue from unaffiliated customers	$ 21,722	$ 5,589	$ 3,405	$ 30,716
Segment income (loss)	5,969	50	(29)	5,990
Segment assets
Tangible assets	17,416	7,126	1,655	26,197
Goodwill	10,557	3,686	3,776	18,019

2002

Revenue from unaffiliated customers	20,050	5,007	789	25,846
Segment income (loss)	4,241	(1,103)	(310)	2,828
Segment assets
Tangible assets	22,528	8,390	648	31,566
Goodwill	10,557	3,686	-	14,243

A reconciliation of total reportable segment income to consolidated income (loss) before provision for income taxes for the periods ended May 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2003	2002	2003	2002
Total income for reportable segments	$ 3,106	$ 2,212	$ 5,990	$ 2,828

Unallocated amounts:

Selling, general and administrative expense	(2,722)	(2,765)	(5,463)	(5,336)

Interest expense	(28)	(35)	(57)	(77)

Other income	44	885	203	1,040

Consolidated income (loss) before provision for
income taxes	$ 400	$ 297	$ 673	$ (1,545)

Note 13 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

Note 14 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company has evaluated the provisions of this Interpretation and determined that it will not have an impact on its consolidated financial statements upon adoption.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 improves financial reporting by requiring contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this Statement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of the Statement.

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

Acquisition

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. ("FSY"). FSY, based in Columbia, Maryland, designs and manufactures various microwave filters, including lumped element filters, cavity filters, waveguide filters, and related products and systems. These products are a natural complement and extension to the Company's existing ceramic-based wireless product offerings of resonators, bandpass filters, and patch antennas. The aggregate cash purchase price for FSY was approximately $6.5 million including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through the Company's available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, FSY net sales of $1.1 million for the three months ended May 31, 2003 and $2.3 million for the six months ended May 31, 2003 have been included in the Company's consolidated net sales, and are reported within the Company's Frequency Control Products Group for operating segment purposes.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and six months ended May 31, 2003 and 2002:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.5	82.1	78.0	86.4
Gross margin	22.5	17.9	22.0	13.6
Selling, general and administrative expense	20.0	21.8	20.3	23.3
Income (loss) from operations	2.5	(3.9)	1.7	(9.7)
Other income (expense)
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Other income and expense, net	0.3	6.2	0.7	4.0
Income (loss) before provision for income taxes	2.6	2.1	2.2	(6.0)
Provision for income taxes (benefit)	1.0	0.8	0.8	(2.3)
Net income (loss)	1.6%	1.3%	1.4%	(3.7)%

The following table sets forth the Company's net sales by reportable operating segments for the three months and six months ended May 31, 2003 and 2002 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002

Signal Integrity Products	$ 10,932	$ 11,187	$ 21,722	$ 20,050
Power Integrity Products and Management Systems	2,795	2,740	5,589	5,007
Frequency Control Products	1,743	426	3,405	789
	$ 15,470	$ 14,353	$ 30,716	$ 25,846

Second Quarter 2003 Versus Second Quarter 2002

Net Sales

Our net sales increased by $1.1 million during the period, with consolidated net sales of $15.5 million in the second quarter of fiscal 2003 and $14.4 million in the comparable quarter of 2002. This increase primarily reflects the impact of FSY product sales. Sales of signal integrity products amounted to $10.9 million in the current quarter, versus $11.2 million in the same quarter last year. Power integrity product sales also decreased slightly during the period, from $2.5 million in the second quarter of fiscal 2002 to $2.3 million in the current quarter. Sales of power management systems amounted to $486,000 in the current period, an increase of $225,000 from the second quarter of last year. Sales of frequency control products totaled $1.7 million in the current quarter, including FSY product shipments of $1.1 million. In the comparable quarter of last year, sales of frequency control products were $426,000, consisting mostly of ceramic resonators, bandpass filters, and patch antennas. With the acquisition of FSY, we currently offer our customers a much broader line of frequency control products. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the second quarter of fiscal 2003 amounted to $15.0 million, up 2.5% from the comparable period of 2002. Our sales order backlog was approximately $24.1 million at May 31, 2003, compared to $24.5 million at the end of last fiscal year.

Early in 2001 the telecommunications equipment market, our largest market, began to experience a severe industry-wide downturn. Although this unprecedented downturn has recently demonstrated some signs of moderating, overall market demand for telecommunications equipment continues to be volatile with the timing and extent of the market's recovery still uncertain. We cannot forecast with any degree of certainty when an increase in telecom equipment spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed.

Gross Margin

In the second quarter of 2003, gross margin was $3.5 million or 22.5% of sales. For the second quarter of last year, gross margin was $2.6 million or 17.9% of sales. With the severe slowdown in the telecommunications equipment industry and a weak overall economy adversely affecting our other markets, our sales in the second quarter of fiscal 2002 were significantly below previously planned levels. As a result, gross margin in last year's second quarter was negatively impacted by labor inefficiencies and lower absorption of fixed manufacturing overhead. Throughout fiscal 2002, we identified and implemented numerous cost reduction programs to better align our operations with current business expectations. As a result of these efforts, gross margin throughout fiscal 2003 is expected to approximate 21.0% to 22.5% of net sales. At May 31, 2003, we had a total workforce of 795 employees, including FSY personnel of 84. A year ago, we had a total workforce of 856 employees. In light of current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

Aggregate selling, general and administrative expense remained relatively constant throughout the period. In the second quarter of 2003 and 2002, selling expense amounted to $1.8 million. As a percentage of sales, selling expense was 11.4% in 2003 and 12.3% in 2002. This decreased percentage principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was approximately $1.3 million in the second quarter of fiscal 2003 and 2002.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $850,000 in the second quarter of fiscal 2002 upon the granting of certain PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Investment income of $48,000 in 2003 and $34,000 in 2002 was realized from temporary cash investments.

Six Months 2003 Versus Six Months 2002

Net Sales

For the first half of fiscal 2003, our net sales increased by $4.9 million or 18.8%, with consolidated sales of $30.7 million in 2003 and $25.8 million in 2002. In addition to FSY product sales, this increase reflects greater shipment volume for substantially all of our signal and power integrity product lines. Sales of signal integrity products amounted to $21.7 million in the first six months of fiscal 2003, up $1.7 million or 8.3% from the comparable period last year. Power integrity product sales increased by $582,000 during the period, from $4.2 million in the first half of fiscal 2002 to $4.8 million in the current period. Sales of power management systems were flat at $746,000 in 2003 and 2002. Although we believe the long-term market potential for these advanced power systems remains strong, their initial market introduction and penetration has been severely hampered by the poor current telecom market conditions. Sales of frequency control products totaled $3.4 million in the first six months of fiscal 2003, including FSY product shipments of $2.3 million. In the comparable period last year, sales of frequency control products were $789,000. Average selling prices remained relatively constant throughout most of our product lines. Total customer orders received in the first half of fiscal 2003 amounted to $30.6 million, compared to $27.7 million in the same period last year.

Gross Margin

For the first six months of fiscal 2003, gross margin was $6.8 million or 22.0% of sales. In the first six months of fiscal 2002, gross margin was $3.5 million or 13.6% of sales. The gross margin in 2002 was significantly below historical levels, primarily reflecting lower than anticipated sales volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunications equipment customers.

Selling, General and Administrative Expense

During the first half of fiscal 2003, selling expense amounted to $3.6 million or 11.7% of sales, compared to $3.4 million or 13.3% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. In addition, effective sales commission rates decreased in 2003 and certain advertising expenditures were reduced. General and administrative expense was approximately $2.6 million in the first six months of fiscal 2003 and 2002. In 2003, increases in legal and professional fees were substantially offset by reductions in certain variable general and administrative expenses.

Other Income and Expense

With reduced bank indebtedness and lower average interest rates, interest expense decreased slightly during the period. For the first half of fiscal 2003, interest expense was $57,000, a decrease of $20,000 from the first half of last year.

PML license and royalty fee income was $98,000 during the first six months of 2003, compared to $850,000 in the same period last year. Income from short-term investments amounted to $109,000 in 2003 and $120,000 in 2002.

Income Taxes

Our effective income tax rate was 38.2% in 2003 and 37.7% in 2002, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2002, approximately 42.0% of our sales were to customers in the telecommunications industry. Our four largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 17.0% of our total consolidated net sales in 2002. Since early in 2001, the telecommunications equipment industry has experienced a severe slowdown. If this slowdown continues or intensifies, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. At May 31, 2003, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At May 31, 2003, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. Effective February 28, 2003, the line of credit agreement was amended. Under the amended agreement, future borrowings if any, will be secured by our accounts receivable. The amended line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.1 million (Euro 1.0 million). At May 31, 2003, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At May 31, 2003, we had net working capital of $44.6 million, compared to $42.6 million at November 30, 2002. Our current ratio remained very strong throughout the first six months of fiscal 2003. At May 31, 2003, current assets were 9.45 times current liabilities, compared to 9.23 at the end of fiscal 2002.

In response to the poor overall market conditions, and as part of our related cost containment programs, we continue to control our capital expenditures to minimum required amounts. In the first six months of fiscal 2003, our capital expenditures for property, plant and equipment amounted to $368,000. These capital expenditures were primarily for manufacturing equipment and tooling to enhance efficiencies in our ceramic capacitor operations. At May 31, 2003, we had not entered into any material commitments for capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first half of fiscal 2003, 18,400 shares were repurchased at an aggregate cost of $91,000. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of May 31, 2003, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2003	2004	2005	2006	Thereafter

Long-term debt	$ 2,412	$ 21	$ 285	$ 390	$ 290	$ 1,426
Operating leases	2,344	416	768	559	377	224

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

Net cash generated by operating activities amounted to $2.9 million during the first six months of fiscal 2003. This positive cash flow reflects our profitable operating performance, as well as improved inventory turnover rates and related inventory reductions. During the first half of 2003, as a result of various inventory control procedures, aggregate inventories decreased by $1.1 million. Net cash generated by operating activities amounted to $6.3 million during the first six months of fiscal 2002. This strong operating cash flow includes the refund of $2.2 million of prepaid federal income taxes. In addition, as a result of lower sales volume and production requirements, accounts receivable and inventories decreased by $2.2 million and $1.3 million, respectively, during the first six months of fiscal 2002.

At May 31, 2003, goodwill represented 21.9% of total assets and 25.3% of stockholders' equity. In addition to $3.8 million of goodwill recognized in connection with the acquisition of FSY, a majority of our recorded goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. Effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, no amortization of goodwill was recognized in the accompanying condensed consolidated statements of operations for the periods ended May 31, 2003 and 2002. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. No impairment losses have been recognized in any of the periods presented herein.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We have evaluated the provisions of this Interpretation and determined that it will not have an impact on our consolidated financial statements upon adoption.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 improves financial reporting by requiring contracts with comparable characteristics be accounted for similarly. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the provisions of this Statement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" ("SFAS No. 150"). The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the provisions of this Statement.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2003, our allowance for doubtful accounts was $953,000, or approximately 8.3% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current severe downturn in the telecommunications equipment industry will stabilize sometime in fiscal 2003. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2003, we had recorded inventory reserves in the aggregate amount of $3.2 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

With the adoption of SFAS No. 142, we review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the current poor market conditions throughout the telecommunications equipment industry will begin to significantly improve in 2004. If long-term market conditions do not improve significantly, our long-lived assets may become materially impaired.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At May 31, 2003, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2003, no interest rate swap agreements were outstanding.

Top of Report

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 7, 2003 at the Clarion Hotel, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 a.m. All proposals as described in the Company's Proxy Statement dated March 1, 2003 were approved. Below are details of the matters voted upon at the meeting:

Proposal 1 - Election of Directors

Elections were held for three (3) directors to serve until the 2006 Annual Meeting of Shareholders. The results of the votes are as follows:
Name	Votes For	Votes Against
J. Thomas Gruenwald	9,459,203	1,403,667
Melvin Kutchin	9,457,503	1,405,367
Gerald A. Ryan	9,461,703	1,401,167

The terms of the following directors extend beyond the Annual Meeting date: Edwin R. Bindseil, John P. Freeman, John M. Petersen, Richard A. Southworth, and James F. Toohey.

Proposal 2 - Amendment to Stock Option Plan

The 1996 Non-Employee Directors' Stock Option Plan (the "Plan") was amended by the Board of Directors in March 2002, subject to approval by the shareholders. The only change to the Plan was to increase the number of options from 7,500 to 12,000 granted annually under the Plan to each non-employee Director. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
8,439,465	1,631,325	792,080

Proposal 3 - Appointment of Auditors

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's auditors for the fiscal year ending November 30, 2003, subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
9,456,610	1,276,035	130,225

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

     The Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 25, 2003	/s/Richard A. Southworth

Richard A. Southworth
President and Chief Executive Officer

Dated: June 25, 2003	/s/John P. Freeman

John P. Freeman
Senior Vice President and
Chief Financial Officer

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: June 25, 2003	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 25, 2003	/s/RICHARD A. SOUTHWORTH

President and Chief Executive Officer

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 25, 2003	/s/JOHN P. FREEMAN

Senior Vice President and Chief Financial Officer

Top of Report