Form 10-Q
period 2003-08-31
SPECTRUM CONTROL INC
filed 2003-10-07
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2003	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 835-1650

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practical date.

Class	Number of Shares Outstanding as of September 15, 2003
Common, no par value	12,928,977

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$ 24,201	$ 19,934
Accounts receivable, less allowances of $930
in 2003 and $896 in 2002	10,079	10,035
Inventories	12,757	14,494
Deferred income taxes	1,869	1,869
Income tax refund receivable	809	833
Prepaid expenses and other current assets	1,040	614
Total current assets	50,755	47,779

Property, plant and equipment, net	13,288	15,543

Other Assets
Goodwill, net	18,019	18,019
Other noncurrent assets	444	483
Total other assets	18,463	18,502

Total Assets	$ 82,506	$ 81,824

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 2,989	$ 3,033
Income taxes payable	190	175
Accrued liabilities	1,916	1,685
Current portion of long-term debt	285	285
Total current liabilities	5,380	5,178

Long-Term Debt	2,117	2,391

Deferred Income Taxes	3,631	3,580

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,604,977
shares in 2003 and 2002	43,777	43,777
Retained earnings	31,561	31,116
Treasury stock, 676,600 shares in 2003
and 657,000 shares in 2002, at cost	(3,628)	(3,537)
Accumulated other comprehensive loss	(332)	(681)
Total stockholders' equity	71,378	70,675

Total Liabilities And Stockholders' Equity	$ 82,506	$ 81,824

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2003	2002	2003	2002

Net sales	$15,354	$15,664	$46,070	$41,510

Cost of products sold	12,349	12,720	36,315	35,059

Gross margin	3,005	2,944	9,755	6,451

Selling, general and
administrative expense	2,977	2,920	9,200	8,935

Income ( loss ) from operations	28	24	555	(2,484)

Other income ( expense ) :
Interest expense	(32)	(39)	(89)	(116)
Other income and expense, net	48	122	251	1,162
	16	83	162	1,046

Income ( loss ) before provision
for income taxes	44	107	717	(1,438)

Provision for income taxes ( benefit )	15	40	272	(543)

Net income ( loss )	$ 29	$ 67	$ 445	$ (895)

Earnings ( loss ) per common share :
Basic	$ -	$ 0.01	$ 0.03	$ (0.07)
Diluted	$ -	$ 0.01	$ 0.03	$ (0.07)

Average number of common shares
outstanding :
Basic	12,929	13,068	12,936	13,101
Diluted	13,004	13,104	12,975	13,101

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Nine Months Ended
	August 31,
	2003	2002
Cash Flows From Operating Activities :
Net income (loss)	$ 445	$ (895)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities :
Depreciation	2,853	3,538
Amortization	44	44
Deferred income taxes	51	(129)
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	261	2,566
Inventories	1,817	2,795
Prepaid expenses and other assets	(415)	3,032
Accounts payable and accrued expenses	197	(82)
Net cash provided by operating activities	5,253	10,869

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	-	1,034
Purchase of property, plant and equipment	(608)	(318)
Payment for acquired businesses, net of cash received	-	(4,945)
Net cash used in investing activities	(608)	(4,229)

Cash Flows From Financing Activities :
Repayment of long-term debt	(274)	(370)
Purchase of common stock	(91)	(968)
Net proceeds from issuance of common stock	-	147
Net cash used in financing activities	(365)	(1,191)

Effect of exchange rate changes on cash	(13)	(34)

Net increase in cash and cash equivalents	4,267	5,415

Cash and cash equivalents, beginning of period	19,934	12,442

Cash and cash equivalents, end of period	$ 24,201	$ 17,857

Cash paid during the period for :
Interest	$ 101	$ 114
Income taxes	214	186

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2003

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

Note 2 - Nature of Operations

The Company designs and manufactures control products and systems for the electronics industry, and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, and frequency control products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest markets are telecommunications equipment and military/aerospace.

Note 3 - Revenue Recognition and Product Warranties

Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer's purchase order or sales agreement. Sales to third party distributors are made under contractual agreements which allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by a distributor. None of the Company's sales agreements include customer acceptance clauses. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

Except for product warranties, the Company does not incur any post-shipment obligations. The Company's product warranties generally extend for one year, and are limited to the repair and replacement value of the product. Sales returns and warranty expense are recorded as incurred and were not material in any of the periods presented herein.

Note 4 - Inventories

Inventories by major classification are as follows (in thousands):

	August 31,	November 30,
	2003	2002

Finished goods	$ 1,873	$ 2,510
Work - in - process	4,517	4,803
Raw materials	6,367	7,181
	$12,757	$14,494

Inventories are presented net of aggregate inventory reserves of $3,361,000 at August 31, 2003 and $3,980,000 at November 30, 2002.

Note 5 - Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	August 31,	November 30,
	2003	2002

Land and improvements	$ 1,127	$ 1,127
Buildings and improvements	10,896	10,879
Machinery and equipment	26,979	26,357
	39,002	38,363
Less accumulated depreciation	25,714	22,820
	$13,288	$15,543

Note 6 - Goodwill

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption of SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying condensed consolidated statements of operations for the periods ended August 31, 2003 and 2002. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. No impairment losses have been recognized in any of the periods presented herein.

Goodwill by reportable segment is as follows (in thousands):

	August 31,	November 30,
	2003	2002

Signal integrity products	$10,557	$10,557
Power integrity products and management systems	3,686	3,686
Frequency control products	3,776	3,776
	$18,019	$18,019

Changes in the carrying amount of goodwill are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2003	2002	2003	2002

Goodwill, beginning of period	$ 18,019	$ 14,243	$ 18,019	$ 14,243

Goodwill acquired	-	3,776	-	3,776
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 18,019	$ 18,019	$ 18,019	$ 18,019

Note 7 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	August 31,	November 30,
	2003	2002
Intangible assets:
Patents and patent rights	$ 574	$ 574
Debt issuance costs	205	205
	779	779
Less accumulated amortization	529	485
	250	294
Other assets:
Forward currency exchange contracts	-	17
Deferred charges	194	172
	194	189

Other noncurrent assets	$ 444	$ 483

Amortization of intangible assets is expected to be approximately $60,000 for each of the next five fiscal years.

Note 8 - Debt Agreement

The Company maintains a $6,000,000 line of credit with its principal lending institution (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. During the periods ended August 31, 2003 and 2002, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2003, the Company was in compliance with these debt covenants.

Effective February 28, 2003, the line of credit agreement was amended. Under the amended agreement, future borrowings if any, will be secured by the Company's accounts receivable. The amended line of credit agreement expires April 30, 2005.

Note 9 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At August 31, 2003, the Company had no forward contracts outstanding.

Note 10 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Numerator for basic and
diluted earnings (loss) per
common share (in thousands):

Net income (loss)	$ 29	$ 67	$ 445	$ (895)

Denominator for basic
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	12,929	13,068	12,936	13,101

Denominator for diluted
earnings (loss) per common
share (in thousands):

Weighted average
shares outstanding	12,929	13,068	12,936	13,101

Effect of dilutive securities:
Stock options	75	36	39	-
Stock warrants	-	-	-	-
	13,004	13,104	12,975	13,101
Earnings (loss) per common share:

Basic	$ -	$ 0.01	$ 0.03	$ (0.07)
Diluted	$ -	$ 0.01	$ 0.03	$ (0.07)

Options to purchase 474,800 shares of Common Stock, at a weighted average exercise price of $9.12 per share, were outstanding at August 31, 2003 but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At August 31, 2002, options and warrants to purchase 954,483 shares of Common Stock, at a weighted average exercise price of $7.19 per share, were similarly excluded..

Note 11- Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net income (loss)	$ 29	$ 67	$ 445	$ (895)

Foreign currency translation
adjustments	1	225	366	194
Change in fair value of derivatives	-	(22)	(17)	(63)

Comprehensive income (loss)	$ 30	$ 270	$ 794	$ (764)

The components of accumulated other comprehensive loss are as follows (in thousands):
	August 31,	November 30,
	2003	2002

Foreign currency translation adjustments	$ (332)	$ (698)
Derivative financial instruments gain	-	17

Accumulated other comprehensive loss	$ (332)	$ (681)

Note 12- Stock Options

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

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income (loss) and earnings (loss) per common share would have been increased (decreased) to the pro forma amounts below ( in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net income (loss)
as reported	$ 29	$ 67	$ 445	$ (895)
Less: Stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	173	137	519	411
Pro forma net loss	$ (144)	$ (70)	$ (74)	$ (1,306)

Earnings (loss) per common share:
Basic, as reported	$ -	$ 0.01	$ 0.03	$ (0.07)
Basic, pro forma	(0.01)	(0.01)	(0.01)	(0.10)

Diluted, as reported	-	0.01	0.03	(0.07)
Diluted, pro forma	(0.01)	(0.01)	(0.01)	(0.10)

Note 13- Reportable Operating Segments

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended August 31, 2003 and 2002 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frquency Control Products	Total
Three Months Ended August 31:

2003

Revenue from unaffiliated customers	$ 10,369	$ 3,301	$ 1,684	$ 15,354
Segment income (loss)	2,557	140	(54)	2,643
Segment assets
Tangible assets	16,489	6,612	1,709	24,810
Goodwill	10,557	3,686	3,776	18,019

2002

Revenue from unaffiliated customers	11,151	3,293	1,220	15,664
Segment income	2,542	14	46	2,602
Segment assets
Tangible assets	21,284	8,046	1,080	30,410
Goodwill	10,557	3,686	3,776	18,019

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frquency Control Products	Total
Nine Months Ended August 31:

2003

Revenue from unaffiliated customers	$ 32,091	$ 8,890	$ 5,089	$ 46,070
Segment income (loss)	8,526	190	(83)	8,633
Segment assets
Tangible assets	16,489	6,612	1,709	24,810
Goodwill	10,557	3,686	3,776	18,019

2002

Revenue from unaffiliated customers	31,201	8,300	2,009	41,510
Segment income (loss)	6,783	(1,089)	(264)	5,430
Segment assets
Tangible assets	21,284	8,046	1,080	30,410
Goodwill	10,557	3,686	3,776	18,019

A reconciliation of total reportable segment income to consolidated income (loss) before provision for income taxes for the periods ended August 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2003	2002	2003	2002
Total income for reportable
segments	$ 2,643	$ 2,602	$ 8,633	$ 5,430

Unallocated amounts:

Selling, general and
administrative expense	(2,615)	(2,578)	(8,078)	(7,914)

Interest expense	(32)	(39)	(89)	(116)

Other income	48	122	251	1,162

Consolidated income (loss) before
provision for income taxes	$ 44	$ 107	$ 717	$ (1,438)

Note 14 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

Note 15 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and determined that it will not have an impact on its consolidated financial statements upon adoption during the fourth quarter of 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 during the third quarter of fiscal 2003 did not have any impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in the fourth quarter of 2003 and is currently evaluating the effect, if any, that its adoption will have on its consolidated financial statements.

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

Acquisition

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. ("FSY"). FSY, based in Columbia, Maryland, designs and manufactures various microwave filters, including lumped element filters, cavity filters, waveguide filters, and related products and systems. These products are a natural complement and extension to the Company's existing ceramic-based wireless product offerings of resonators, bandpass filters, and patch antennas. The aggregate cash purchase price for FSY was approximately $6.5 million including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through the Company's available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, the following FSY product sales have been included in the Company's consolidated net sales, and are reported within the Company's Frequency Control Products Group for operating segment purposes (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
FSY net sales	$ 1,171	$ 859	$ 3,456	$ 859

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and nine months ended August 31, 2003 and 2002:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.4	81.2	78.8	84.5
Gross margin	19.6	18.8	21.2	15.5
Selling, general and
administrative expense	19.4	18.6	20.0	21.5
Income (loss) from operations	0.2	0.2	1.2	(6.0)
Other income (expense)
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income and expense, net	0.3	0.8	0.5	2.8
Income (loss) before provision
for income taxes	0.3	0.7	1.5	(3.5)
Provision for income taxes	0.1	0.3	0.6	(1.3)
Net income (loss)	0.2%	0.4%	0.9%	(2.2)%

The following table sets forth the Company's net sales by reportable operating segments for the three months and nine months ended August 31, 2003 and 2002 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002

Signal Integrity Products	$ 10,369	$ 11,151	$ 32,091	$ 31,201
Power Integrity Products and
Management Systems	3,301	3,293	8,890	8,300
Frequency Control Products	1,684	1,220	5,089	2,009
	$ 15,354	$ 15,664	$ 46,070	$ 41,510

Third Quarter 2003 Versus Third Quarter 2002

Net Sales

Our net sales decreased by $310,000 during the period, with consolidated net sales of $15.4 million in the third quarter of fiscal 2003 and $15.7 million in the comparable quarter of 2002. Sales of signal integrity products amounted to $10.4 million in the current quarter, versus $11.2 million in the same quarter last year. This decrease principally reflects reduced shipment volume for our filtered connector product lines. These products are used in numerous applications, including wireless base stations and other telecommunications equipment. Sales of power integrity products and management systems remained relatively constant during the period, with aggregate shipments of $3.3 million in the third quarter of 2003 and 2002. Frequency control product sales totaled $1.7 million in the current quarter, an increase of $464,000 from the comparable period last year. This increase principally reflects additional FSY product shipments. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the third quarter of fiscal 2003 amounted to $15.6 million, up 5.3% from the comparable period of 2002. Our sales order backlog was approximately $24.5 million at August 31, 2003, the same aggregate amount as the end of last fiscal year.

Early in 2001 the telecommunications equipment industry, our largest market, began to experience a severe industry-wide downturn. Although this unprecedented downturn has recently demonstrated some signs of moderating, overall market demand for telecommunications equipment continues to be volatile with the timing and extent of the market's recovery still uncertain. We cannot forecast with any degree of certainty when an increase in telecom equipment spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed.

Gross Margin

In the third quarter of 2003, gross margin was $3.0 million or 19.6% of sales. For the third quarter of last year, gross margin was $2.9 million or 18.8% of sales. The slightly improved gross margin principally reflects reduced material costs from greater utilization of our metal fabrication operations in Wesson, Mississippi and continued expansion of our global material supply chain. The benefit from reduced material costs was partially offset by a change in sales mix. Our signal integrity products, which generally have our highest average gross margins, represented a smaller percentage of our total consolidated sales in the current quarter compared to the same quarter last year.

Selling, General and Administrative Expense

In the third quarter of fiscal 2003, selling expense amounted to $1.7 million or 11.2% of sales, compared to $1.6 million or 10.5% of sales for the same period last year. The increase in selling expense primarily reflects additional advertising expenses and travel costs. General and administrative expense was approximately $1.3 million in the third quarter of fiscal 2003 and 2002.

Other Income and Expense

We hold numerous United States and foreign patents related to polymer multilayer ("PML") technology. We realized license fee income of $71,000 in the third quarter of fiscal 2002 upon the granting of certain PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Investment income of $48,000 in 2003 and $51,000 in 2002 was realized from temporary cash investments.

Nine Months 2003 Versus Nine Months 2002

Net Sales

For the first nine months of fiscal 2003, our net sales increased by $4.6 million or 11.0%, with consolidated sales of $46.1 million in 2003 and $41.5 million in 2002. In addition to FSY product sales, this increase reflects greater shipment volume for substantially all of our signal and power integrity product lines. Sales of signal integrity products amounted to $32.1 million in the first nine months of fiscal 2003, up $890,000 or 2.9% from the comparable period last year. Power integrity product sales increased by $734,000 during the period, from $7.1 million in the first nine months of fiscal 2002 to approximately $7.9 million in the current period. Sales of power management systems amounted to $1.0 million in 2003 and $1.2 million in 2002. Although we believe the long-term market potential for these advanced power systems remains strong, their initial market introduction and penetration has been severely hampered by the poor current telecom market conditions. Sales of frequency control products totaled $5.1 million in the first nine months of fiscal 2003, compared to $2.0 million for the comparable period last year. FSY product sales generated $2.6 million of this $3.1 million increase in frequency control product sales, with the remaining increase reflecting additional shipment volume of ceramic resonators, bandpass filters, and patch antennas. Average selling prices remained relatively stable throughout all of our product lines. Total customer orders received in the first nine months of fiscal 2003 amounted to $46.2 million, an increase of $3.6 million or 8.6% compared to the same period last year.

Gross Margin

For the first nine months of fiscal 2003, gross margin was $9.8 million or 21.2% of sales. In the comparable period of fiscal 2002, gross margin was $6.5 million or 15.5% of sales. The gross margin in 2002 was significantly below historical levels, primarily reflecting lower than anticipated sales volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunications equipment customers. Throughout fiscal 2002, we identified and implemented numerous cost reduction programs to better align our operations with current business expectations. These cost reduction programs included consolidating certain of our Pennsylvania manufacturing facilities to decrease manufacturing overhead, transferring the production of most of our commercial products to our low-cost manufacturing center in Juarez Mexico to reduce labor costs, and generating greater utilization of our metal fabrication operations in Wesson Mississippi to lower material costs. As a result of these efforts, gross margin in fiscal year 2003 is expected to approximate 21.0% to 22.0% of net sales. At August 31,2003, we had a total workforce of 786 employees, down 64 people or 7.5% from a year ago. In light of current business conditions, we will continue to review our organization and cost structure to further reduce operating expenses and improve efficiencies.

Selling, General and Administrative Expense

During the first nine months of fiscal 2003, selling expense amounted to $5.4 million or 11.6% of sales, compared to $5.1 million or 12.2% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. In addition, effective sales commission rates decreased in 2003. These impacts were partially offset by additional advertising expenses and travel costs. General and administrative expense was approximately $3.8 million in the first nine months of fiscal 2003 and 2002. In 2003, increases in legal and professional fees were substantially offset by reductions in certain variable general and administrative expenses.

Other Income and Expense

With reduced bank indebtedness and lower average interest rates, interest expense decreased slightly during the period. For the first nine months of fiscal 2003, interest expense was $89,000, a decrease of $27,000 from the first nine months of last year.

PML license and royalty fee income was $98,000 during the first nine months of 2003, compared to $921,000 in the same period last year. Income from short-term investments amounted to $157,000 in 2003 and $200,000 in 2002.

Income Taxes

Our effective income tax rate was 37.9% in 2003 and 37.8% in 2002, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

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

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with interest rates on borrowings at or below the prevailing prime rate. At August 31, 2003, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At August 31, 2003, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. Effective February 28, 2003, the line of credit agreement was amended. Under the amended agreement, future borrowings if any, will be secured by our accounts receivable. The amended line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.1 million (Euro 1.0 million). At August 31, 2003, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At August 31, 2003, we had net working capital of $45.4 million, compared to $42.6 million at November 30, 2002. Our current ratio remained very strong throughout the first nine months of fiscal 2003. At August 31, 2003, current assets were 9.43 times current liabilities, compared to 9.23 at the end of fiscal 2002.

In response to the poor overall market conditions, and as part of our related cost containment programs, we continue to control our capital expenditures to minimum required amounts. In the first nine months of fiscal 2003, our capital expenditures for property, plant and equipment amounted to $608,000. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At August 31, 2003, we had not entered into any material commitments for capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2003, 18,400 shares were repurchased at an aggregate cost of $91,000. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of August 31, 2003, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2003	2004	2005	2006	Thereafter

Long-term debt	$ 2,402	$ 11	$ 285	$ 390	$ 290	$ 1,426
Operating leases	2,136	208	768	559	377	224

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout the next twelve months, including scheduled long-term debt repayment, lease commitments, planned capital equipment expenditures and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Net cash generated by operating activities amounted to $5.3 million during the first nine months of fiscal 2003. This positive cash flow reflects our profitable operating performance, as well as improved inventory turnover rates and related inventory reductions. During the first nine months of 2003, as a result of various inventory control procedures, aggregate inventories decreased by $1.8 million. Net cash generated by operating activities amounted to $10.9 million during the first nine months of fiscal 2002. This strong operating cash flow includes the refund of $3.3 million of federal income taxes from prior year net operating loss carrybacks and overpayments. In addition, as a result of improved turnover rates and lower sales volume and production requirements, accounts receivable and inventories decreased by $2.6 million and $2.8 million, respectively, during the first nine months of fiscal 2002.

At August 31, 2003, goodwill represented 21.8% of total assets and 25.2% of stockholders' equity. In addition to $3.8 million of goodwill recognized in connection with the acquisition of FSY, a majority of our recorded goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. Effective December 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, no amortization of goodwill was recognized in the accompanying condensed consolidated statements of operations for the periods ended August 31, 2003 and 2002. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. No impairment losses have been recognized in any of the periods presented herein.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the entity's residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. We have evaluated the provisions of FIN 46 and determined that it will not have an impact on our consolidated financial statements upon adoption during the fourth quarter of 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Our adoption of SFAS No. 149 during the third quarter of fiscal 2003 did not have any impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" ("SFAS No. 150"). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt SFAS No. 150 in the fourth quarter of 2003 and are currently evaluating the effect, if any, that its adoption will have on our consolidated financial statements.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2003, our allowance for doubtful accounts was $930,000, or approximately 8.4% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the current volatile market conditions in the telecommunications equipment industry will stabilize sometime in fiscal 2003. If this stabilization does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2003, we had recorded inventory reserves in the aggregate amount of $3.4 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Top of Report

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At August 31, 2003, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2003, no interest rate swap agreements were outstanding.

Top of Report

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

Top of Report

Exhibits and Reports on Form 8-K

(a) Exhibits

     99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    The Company filed a press release on June 19, 2003, announcing its financial results for the quarter ended May 31, 2003.

Exhibit 99.1

CERTIFICATION Pusuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Spectrum Control, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended August 31, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 26, 2003	/s/Richard A. Southworth

Richard A. Southworth
President and Chief Executive Officer

Dated: September 26, 2003	/s/John P. Freeman

John P. Freeman
Senior Vice President and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The certification in this Report is being furnished in accordance with SEC Release No. 33-8212. The certification is being "furnished" and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. The certification shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: September 26, 2003	By: /s/ John P. Freeman
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
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 26, 2003	/s/RICHARD A. SOUTHWORTH

President and Chief Executive Officer

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 26, 2003	/s/JOHN P. FREEMAN

Senior Vice President and Chief Financial Officer

Top of Report