Form 10-Q/A
period 2003-08-31
SPECTRUM CONTROL INC
filed 2003-10-24
CIK 92769

FORM 10Q/A Amendment No. 1

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

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

Explanatory Note
This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2003 is being filed solely to reflect the Securities and Exchange Commission's final rules amending the certifications required by the Chief Executive Officer and Chief Financial Officer of public companies under Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Top of Report

Exhibits and Reports on Form 8-K
(a)	Exhibits
	31.1 -	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2 -	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1 -	Certification of the President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
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
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

Exhibit 31.1

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and for the registrant and have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
	a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 26, 2003	/s/RICHARD A. SOUTHWORTH

Richard A. Southworth, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) and for the registrant and have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
	a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
	b.	b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: September 26, 2003	/s/JOHN P. FREEMAN

John P. Freeman, Senior Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PUSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Spectrum Control, Inc. (the "Company") on Form 10-Q for the quarter ended August 31, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Richard A. Southworth, President and Chief Executive Officer, and I, John P. Freeman, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated results of operations of the Company for the periods presented.

Dated: September 26, 2003	/s/Richard A. Southworth

Richard A. Southworth
President and Chief Executive Officer

/s/John P. Freeman

John P. Freeman
Senior Vice President and
Chief Financial Officer

Top of Report