Form 10-K
period 2003-11-30
SPECTRUM CONTROL INC
filed 2004-02-26
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

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

At February 9, 2004, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $7.91 was $43,164,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of February 9, 2004, the registrant had outstanding 13,000,343 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 5, 2004 are incorporated by reference into Part III of this Form 10-K.

2 of 66

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

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, manufacture and market a broad line of control products and systems used to condition, regulate and govern electronic performance. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). Over the past several years, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of control products and systems. Our Signal Integrity Products Group designs and manufactures various low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, specialty ceramic capacitors, and our newly developed motor line feed-thru (“MLFT”) filters. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management and monitoring systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our recently developed Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems. Our products are used in many different industries including telecommunications, aerospace, military, medical, computer, automotive, and industrial control equipment.

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

Spectrum Control, Inc. (the “Parent company”) was incorporated in Pennsylvania in 1968. The Parent company currently operates manufacturing facilities in Fairview, Pennsylvania and Wesson, Mississippi. Operations in Fairview include the design and manufacture of power management systems, as well as certain signal and power integrity products used primarily in military and other non-commercial applications. Operations in Wesson principally consist of metal fabrication manufacturing in support of our power integrity and management systems product offerings. The Parent company’s executive offices are located in Fairview, Pennsylvania.

Spectrum Control Technology, Inc., a wholly-owned subsidiary, operates a facility in New Orleans, Louisiana, with advanced manufacturing equipment used in the production of ceramic capacitors, resonators, patch antennas, and specialty ceramic products. This subsidiary manufactures substantially all of the ceramic discoidal and tubular capacitors used in the Company’s EMI filter products.

Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach, Germany, acts as a distributor for the Company’s products in the European market.

Spectrum Control de Mexico, a wholly-owned subsidiary of the Company located in Juarez, Mexico, commenced operations in June 2000 as the Company’s low-cost manufacturing center for North America. Currently, this subsidiary manufactures various signal and power integrity products for commercial applications.

Spectrum FSY Microwave, Inc. (formerly FSY Microwave, Inc.), a wholly-owned subsidiary located in Columbia, Maryland, designs and manufactures a broad line of RF and microwave filters, and related products and systems.

3 of 66

In 2003, the Company established two additional wholly-owned subsidiaries: Spectrum Control (Hong Kong) Limited (“Spec HK”), and Spectrum Control Electronics (Dongguan) Co. Ltd. (“Spec China”). Spec HK operates as a logistics center for our sales in Asia, while Spec China currently manufactures certain signal and power integrity products for our China customers and is expected to become our low-cost manufacturing center for Asia.

RECENT DEVELOPMENTS

After a prolonged and severe downturn, the telecommunications equipment market finally began to demonstrate signs of improving late in fiscal 2003. The telecommunications equipment industry remains our largest and most significant market, with approximately 40% of our total revenue in fiscal 2003 derived from sales of products to original equipment manufacturers (“OEMs”) in the telecommunications industry, compared to 42% in 2002 and 52% in 2001. Early in 2001, the telecommunications equipment market began to experience a severe industry-wide downturn. This downturn was driven by several factors, including: (1) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (2) reduced spending for infrastructure and network equipment by incumbent telephone service providers as competitive pressures from start-up providers eased, certain technological advances stalled, and economic recessionary pressures grew. In recent months, this severe downturn has demonstrated signs of moderating and improving. However, customers continue to place orders only to satisfy their immediate requirements, which severely restricts our visibility beyond their current product demand. Accordingly, overall market demand continues to be unpredictable with the timing and extent of the market’s recovery remaining uncertain. We cannot forecast with any degree of certainty when a full recovery in capital spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed.

In response to the severe downturn in the global telecommunications equipment market, and to better align our operations with current business expectations, we identified and implemented numerous cost reduction programs in fiscal 2002. These cost reduction programs included consolidating certain of our Pennsylvania manufacturing facilities to decrease manufacturing overhead, transferring the production of most of our commercial products to our low-cost manufacturing centers in Juarez Mexico and Guangdong China to reduce labor costs, and generating greater utilization of our metal fabrication operations in Wesson Mississippi to lower material costs. As a result of these efforts, and economies of scale realized with higher shipment levels, our operating margins improved and we returned to annual profitability in fiscal year 2003.

Despite implementing numerous cost reduction programs throughout 2003, we continued to invest in new product development. During the year, we shipped our first MLFT (Motor Line Feed-Thru Technology) products. These high performance, patent pending, EMI filters have been designed to eliminate our customers’ need for incorporating multiple component assemblies, thereby providing customers superior filtering and mechanical interface at a reduced overall cost. Initial applications for these filters include DC motors used throughout the automotive industry. In 2003, we also introduced a new ceramic antenna designed for SENS (Sensor Enabled Notification System) which facilitates the transfer of data through a satellite network. These small, lightweight, antennas have been specifically designed for use in the Globalstar TM satellite system. In connection with these and many other product development efforts, total research and development expense was $1.4 million in 2003 and 2002, and $1.6 million in 2001.

MARKETS

Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which collectively represented approximately 72% of our fiscal year 2003 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, Internet servers, optical networks, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, secure communications, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Our other primary markets include medical instrumentation, industrial control equipment, computer and office equipment.

4 of 66

TELECOMMUNICATIONS EQUIPMENT

Beyond the current economic uncertainty in the telecommunications equipment market, we believe the factors fostering long-term market growth remain in place. Prior to 2001, the telecommunications industry experienced significant worldwide growth. This growth primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services (“PCS”), and satellite-based voice and data systems also contributed to this growth. As demand for wireless communication services continue to grow, and industry-wide excess inventory levels are consumed, service providers will need to make substantial investments in new equipment and infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market’s long-term growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including PCS, Code Division Multiple Access (“CDMA”), Global System for Mobile Communications (“GSM”), Local Multipoint Distribution System (“LMDS”), Multi-Channel Multipoint Distribution System (“MMDS”), Third Generation Wireless (“3G”), Bluetooth, and Voice over internet (“VoIP”).

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

A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider’s coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user. The Company provides discrete EMI filters, filtered arrays, filtered connectors, power integrity products, and management systems to OEM’s of base station equipment. In addition, the Company’s products are used in numerous other telecommunication applications including optical networks and switching equipment, wireless modems and LANs, Internet servers and global positioning systems. Using our solutions-oriented approach, we provide our OEM customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

Approximately 40% of the Company’s total revenue during fiscal year 2003 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

MILITARY/AEROSPACE

Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions (such as AMRAAM and JDAM), and radar systems. The Company provides low pass filters and multisection assemblies to major equipment manufacturers for installation into these systems. The Company’s customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments. The Company also provides various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades.

5 of 66

Military/aerospace sales were approximately $20.0 million in 2003 or 32% of our sales, compared to $17.0 million in 2002 or 30% of total sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. In addition, overall market conditions in the commercial aerospace industry are currently very soft. Accordingly, while the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.

OUR SOLUTION

We believe we are well positioned to capitalize on our long-term market opportunities. We combine engineering expertise, design and testing capabilities and vertically integrated and flexible manufacturing processes to provide custom solutions to our customers’ control products and systems needs.

We Offer Integrated Design, Development and Testing Services. We provide an integrated approach to problem solving by offering our customers consulting, diagnostic testing and design services. We believe that our testing facilities and capabilities exceed those of our major competitors and, accordingly, may give us a competitive advantage. Our engineers typically work closely with customers to develop a product or system design. Although our customers generally provide the initial engineering guidelines for a particular product, our design engineers are often called upon to work together with a customer’s design team to develop a solution. An important part of our solution is ensuring at an early stage, before time and money are spent on manufacturing, that the product design will meet all performance specifications and can be produced efficiently and cost-effectively. Our design engineers include EMI, power and frequency control specialists. We believe that by integrating our product design and development efforts with those of our customers, we create increased reliance on us and increased incentives to utilize us as a single source strategic supplier.

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. We maintain a state-of-the-art ceramic production facility with advanced manufacturing equipment designed for the production of ceramic capacitors and resonators. These ceramic products are critical components of our signal and frequency control products. Our extensive ceramic capability and expertise enable us to maintain short lead times for our signal product prototyping and production orders. We also maintain a metal fabrication facility with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power integrity and management systems product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

We Offer High Quality, High Performance Products. Our customers demand a high level of quality and performance. We believe we meet our customers’ requirements for high quality products manufactured to increasingly exacting specifications, including performance and quality standards that are set by agencies and other governmental bodies whose regulations may apply to specific telecommunications or other equipment. We emphasize a quality culture, driving continuous product improvement and a company-wide commitment to quality. As part of our commitment to high quality manufacturing, all of our domestic and foreign manufacturing facilities have achieved and maintain ISO 9001 certification, and we have been approved by defense customers under the requirements of the U.S. military quality system. In 2003, three of our North American facilities also achieved the automotive industry standard of QS 9000.

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

Leveraging Our Status as a Strategic Supplier to our OEM Customers. Our status as a strategic supplier to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over our competitors. We use our position as a strategic supplier to these OEM customers to accelerate the introduction of new, more complex electronic control products and systems at higher profit margins. We seek to solidify our status as a strategic supplier to our OEM customers by continuing to provide:

•	High levels of service;

•	Custom and collaborative product design and manufacturing capabilities;

•	Product delivery flexibility and reliability; and

•	High quality products

6 of 66

Introducing New Signal and Power Integrity Product Lines. We are broadening our product lines to include a more comprehensive range of signal and power integrity products. In fiscal 2003, for example, our product development efforts enabled us to introduce a full line of ESD/EFT (Electrostatic Discharge/Electronically Fast Transients) protected connectors and adapters. These products provide ESD/EFT and EMI protection all in one package, thus freeing-up valuable space and reducing the total cost of purchasing, stocking, assembling, and testing other additional components. Our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices and optical networking applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing signal and power integrity products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

Expanding in Markets for Higher Margin Power Management Systems. We continue to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a provider of more complex, higher margin power management systems. Recently, we successfully launched our SMART start and SMART start Jr. products. These multifunctional units direct and manage power to connected servers and networking equipment, while providing remote operational flexibility and control. We intend to develop and introduce additional higher-margin advanced product offerings in the future.

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core business. In fiscal 2002 we acquired FSY Microwave, Inc. (“FSY”), a designer and manufacturer of various frequency control products (lumped element filters, cavity filters, combiners, duplexers, waveguide filters, and related products and systems). We believe FSY’s products are a natural complement to our existing SPECWAVE line of ceramic-based wireless products. With this acquisition, we can now offer our customers a much broader line of frequency control products and custom engineered wireless solutions. Frequency control products represent a significant growth opportunity for us, with a total world market much larger than our traditional EMI filter market.

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

Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-efficient manufacturing equipment and processes, and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost of our products by increasing materials utilization efficiency and production yields. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Wesson, Mississippi. In fiscal 2003, we established a manufacturing presence in China. Manufacturing in our new operation, a 16,000 square foot facility located in the Guangdong province of southern China, commenced in June of 2003. In addition to supplying product to our telecom customers in China, we expect this operation to ultimately enable us to participate in new Asian markets and become a low-cost center capable of competing in highly cost competitive industries, such as automotive.

PRODUCTS

The Company’s product offerings include various signal integrity products, frequency control products, power integrity products, and power management systems.

SIGNAL INTEGRITY PRODUCTS

Control of unwanted electromagnetic waves is accomplished through various combinations of EMI suppression devices. The EMI suppression devices produced by the Company include those that are utilized as circuit components and whose function is to permit the desired frequencies to pass through a circuit while rejecting or preventing the unwanted signals. The majority of these products are composed of either reactive (reflecting energy) or loss (dissipating energy) elements or at times, combinations of the two. These products can be utilized as individual components or combined in various configurations to provide the amount of EMI control needed. Currently, the Company’s primary signal integrity product offerings include low pass EMI filters, filtered arrays, filtered connectors, and specialty ceramic components.

7 of 66

LOW PASS EMI FILTERS

The Company’s low pass EMI filter offerings include hermetically sealed and resin sealed/solder-in filters and capacitors. The Company’s hermetically sealed filters are primarily used in military/secure communications, smart weapons and munitions, aerospace, power supplies, signal lines, and certain medical equipment. Resin sealed/solder-in filters are used in a wide range of products including telecommunications equipment, transceivers, and industrial control systems.

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

SPECIALTY CERAMIC COMPONENTS

Spectrum Control Technology, Inc., a wholly-owned subsidiary of the Company, manufactures and sells a broad range of specialty ceramic capacitors including tubular and discoidal, single-layer microwave, temperature compensating, high voltage, switch-mode, and high Q capacitors. These products are primarily used in testing and measurement instruments, medical implantibles, high frequency power supplies, RF amplifiers, and other communications equipment.

During the year ended November 30, 2003, approximately 67% of the Company’s total revenue was generated from the sale of signal integrity products.

FREQUENCY CONTROL PRODUCTS

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

During the year ended November 30, 2003, approximately 12% of the Company’s total revenue was generated from the sale of frequency control products.

POWER INTEGRITY PRODUCTS

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

8 of 66

POWER MANAGEMENT SYSTEMS

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

During the year ended November 30, 2003, approximately 21% of the Company’s total revenue was generated from the sale of power integrity products and power management systems.

REPORTABLE OPERATING SEGMENTS

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

The Company’s current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company’s Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, and specialty ceramic capacitors. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our recently developed Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

9 of 66

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2003, 2002, and 2001, reportable segment information is as follows (in thousands):

2003	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$42,362	$13,442	$7,181	$62,985
Depreciation expense	2,799	740	130	3,669
Segment income	11,171	1,085	11	12,267
Segment assets
Tangible assets	16,084	6,601	1,872	24,557
Goodwill	10,557	3,686	3,776	18,019
Capital expenditures	679	62	86	827

2002	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$41,230	$11,845	$4,138	$57,213
Depreciation expense	3,460	868	76	4,404
Segment income (loss)	9,344	(605)	2	8,741
Segment assets
Tangible assets	20,013	6,656	1,995	28,664
Goodwill	14,333	3,686	—	18,019
Capital expenditures	337	81	20	438

2001	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$67,043	$20,378	$1,839	$89,260
Depreciation expense	3,783	944	211	4,938
Segment income (loss)	13,185	(1,710)	(404)	11,071
Segment assets
Tangible assets	23,335	9,975	2,738	36,048
Goodwill	10,557	3,686	—	14,243
Capital expenditures	1,428	1,464	25	2,917

10 of 66

In 2001, reserves for excess and slow-moving inventories of $3,057,000 and $2,088,000 were deducted in arriving at segment income for the Signal Integrity Products Group, and Power Integrity Products and Management Systems Group, respectively (see Note 14 to the consolidated financial statements).

For the years ended November 30, 2003, 2002, and 2001, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2003	2002	2001
Total depreciation expense for reportable segments	$3,669	$4,404	$4,938
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	129	125	133

Consolidated depreciation expense	$3,798	$4,529	$5,071

Income (loss) before provision for income taxes	2003	2002	2001
Total income for reportable segments	$12,267	$8,741	$11,071
Unallocated amounts:
Selling, general and administrative expense	(11,037)	(10,995)	(15,557)
Restructuring charges	—	—	(485)
Interest expense	(136)	(140)	(209)
Other income	319	1,191	473

Consolidated income (loss) before provision for income taxes	$1,413	$(1,203)	$(4,707)

Assets	2003	2002	2001
Total assets for reportable segments	$42,576	$46,683	$50,291
Unallocated amounts:
Cash and cash equivalents	24,779	19,934	12,442
Accounts receivable	11,521	10,035	11,703
Other assets	4,495	5,172	8,915

Total consolidated assets	$83,371	$81,824	$83,351

Capital expenditures	2003	2002	2001
Total capital expenditures for reportable segments	$827	$438	$2,917
Capital expenditures related to selling, general and administrative activities	88	78	161

Total consolidated capital expenditures	$915	$516	$3,078

11 of 66

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2003, 2002, and 2001 is as follows (in thousands):

2003	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$40,149	$369	$4,289	$4,587	$13,591	$62,985
Long-lived assets:
Property, plant and equipment	12,447	162	37	—	—	12,646
Intangible assets	18,283	—	—	—	—	18,283

2002	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$38,482	$201	$2,548	$3,510	$12,472	$57,213
Long-lived assets:
Property, plant and equipment	15,277	226	40	—	—	15,543
Intangible assets	18,313	—	—	—	—	18,313

2001	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$61,292	$375	$3,496	$2,076	$22,021	$89,260
Long-lived assets:
Property, plant and equipment	19,855	292	61	—	—	20,208
Intangible assets	14,596	—	—	—	—	14,596

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

In fiscal 2003 and 2002, the Company’s largest single customer (Motorola, Inc.) represented 8% and 7%, respectively, of total consolidated net sales. In fiscal 2001, the Company’s largest single customer (Lucent Technologies, Inc.) represented 11% of total consolidated net sales. Sales to each of these customers primarily consisted of various signal and power integrity products.

12 of 66

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company’s Ceramic Components Division in New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company’s facility in Juarez, Mexico. As a result of our acquisition of FSY, we currently design most of our frequency control products (lumped element filters, cavity filters, combiners, waveguide filters, and related products and systems) at our facility in Columbia, Maryland. Manufacturing of these products is performed in Columbia, Maryland and Juarez, Mexico. The design of our power integrity products and management systems is performed at our facility in Fairview, Pennsylvania, with the manufacturing of these products conducted at our facilities in Juarez, Mexico; Wesson, Mississippi; Guangdong, China; and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

The Company’s customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, all of the Company’s facilities have achieved and maintain ISO 9001 certification, and three of the Company’s North American facilities achieved the automotive industry quality standard of QS 9000 in fiscal 2003.

In recent years, a majority of the Company’s capital investment has been expended to establish new production lines and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.

SALES AND DISTRIBUTION

The Company sells its products primarily through manufacturers’ representatives, managed by the Company’s internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company also maintains within its sales organization employees dedicated to new business development as well as additional employees dedicated to distribution sales management. In fiscal 2003, approximately 19% of the Company’s consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2003, the Company sold its products to approximately 1,200 accounts. Sales of products to the Company’s top ten customers represented 36% ($22.7 million) of total consolidated net sales in 2003. The top ten customers primarily consist of original equipment manufacturers of telecommunications equipment and military/aerospace prime contractors. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

Shipments are made by common carrier. Most of the Company’s signal integrity products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company’s business. However, transportation costs for the Company’s power integrity products and managements systems may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company’s ability to compete for business, particularly in international markets.

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

13 of 66

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $24.6 million at November 30, 2003 and $24.5 million at November 30, 2002. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2003 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2003, the Company had a total of 864 employees, including 35 in sales, marketing and customer support; 87 in engineering and product development; 717 in manufacturing; and 25 in finance and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

14 of 66

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

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. The principal competitors of our Signal Integrity Products Group include Amphenol Corporation, Conec Corporation, ITT Canon, an ITT Industries Company, and Tusonix, Inc. The primary competitors of our Power Integrity Products include Corcom, a Tyco Electronics company, Delta Group Electronics, Inc., Schaffner Holder AG, and Captor Technology Company Ltd. The major competitors of our Power Management Systems include Astec America, Inc., Peco II, Inc., Dataprobe, Inc., Western Telematic, Inc. and Dantel, Inc. Major competitors for our Frequency Control Products include K&L Microwave, a Dover company, Lorch Microwave, and Murata Manufacturing Company. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of control products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings such as our power management systems, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2003 the Company employed 87 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $1.4 million in 2003, $1.4 million in 2002, and $1.6 million in 2001.

WEBSITE ACCESS TO COMPANY REPORTS

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.spectrumcontrol.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies of the Company’s annual report are also available, free of charge, upon written request.

OTHER MATTERS

The business of the Company is not subject to any significant seasonal fluctuations.

The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

15 of 66

ITEM 2. PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2003 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/03 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	38,000	Owned	N/A

4100 Michoud Blvd. New Orleans, LA	Manufacturing	100,000	Owned	$900,000

6798 Oak Hall Lane Columbia, MD	Manufacturing	35,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	50,000	Owned	$865,000

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	46,000	Rented	N/A

No. 37 South Gong Ye Da Dao Qiaotao Town Guangdong, China	Manufacturing	16,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$626,000

(1)	The Company’s manufacturing and office space is considered adequate for its existing requirements and its projected business needs.
(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2003.

16 of 66

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2003 and 2002 are set forth below.

	High	Low
Fiscal 2003
First quarter	$6.52	$4.83
Second quarter	5.46	4.85
Third quarter	6.26	5.10
Fourth quarter	8.85	5.90

	High	Low
Fiscal 2002
First quarter	$6.55	$5.00
Second quarter	8.35	5.27
Third quarter	6.92	4.95
Fourth quarter	6.23	4.84

At February 2, 2004, the Company had 13,000,343 shares of Common Stock outstanding, which were held by approximately 1,600 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	1,017,900	$6.96	1,070,667
Equity compensation plans not approved by security holders	—	—	—

Total	1,017,900	$6.96	1,070,667

From time to time, the Company repurchases shares of its Common Stock on the open market or through privately negotiated transactions. During the fourth quarter of fiscal 2003, however, the Company did not repurchase any of its outstanding shares.

17 of 66

ITEM 6. Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data )
	2003	2002	2001	2000	1999
Operations
Net sales	$62,985	$57,213	$89,260	$132,639	$97,729
Gross margin	13,899	9,922	13,415	37,932	27,912
Income ( loss ) from operations	1,230	(2,254)	(4,971)	16,450	10,164
Interest expense	136	140	209	1,788	1,420
Income ( loss ) before provision for income taxes	1,413	(1,203)	(4,707)	15,319	8,840
Net income ( loss )	854	(737)	(2,918)	9,503	5,470
Earnings ( loss ) per common share :
Basic	$0.07	$(0.06)	$(0.22)	$0.81	$0.50
Diluted	$0.07	$(0.06)	$(0.22)	$0.79	$0.49
Weighted average common shares outstanding :
Basic	12,937	13,063	13,296	11,694	10,905
Diluted	13,004	13,063	13,296	11,980	11,051

Financial Position
Working capital	$46,542	$42,601	$42,100	$42,962	$23,989
Total assets	83,371	81,824	83,351	95,223	82,554
Long-term debt	2,106	2,391	2,676	2,107	19,011
Stockholders’ equity	72,044	70,675	72,087	76,546	39,135

(1)	This table should be read in conjunction with the related consolidated financial statements, notes to consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations.
(2)	In 2001, the Company recorded restructuring and other charges of $ 5,630,000 ( see Note 14 to the consolidated financial statements ).

18 of 66

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 40.0% and 32.0%, respectively, of our fiscal 2003 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, secure communications, simulation equipment, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

Our operations are currently conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. Our Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, specialty ceramic capacitors, and our newly developed motor line feed-thru (“MLFT”) filters. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management and monitoring systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our recently developed Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems.

Acquisition

On July 19, 2002, we acquired all of the outstanding common stock of FSY Microwave, Inc. (“FSY”). FSY, based in Columbia Maryland, designs and manufactures various microwave filters, including lumped element filters, cavity filters, waveguide filters, and related products and systems. These products are a natural complement and extension to our ceramic-based wireless product offerings of resonators, bandpass filters, and patch antennas. In addition, we believe our low-cost manufacturing capability and established sales channels will provide additional revenue opportunities for FSY products.

The aggregate cash purchase price for FSY was approximately $6.5 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, FSY net sales of $4.6 million and $2.5 million have been included in our consolidated net sales for the years ended November 30, 2003 and 2002, respectively. For operating segment purposes, these sales are reported within our Frequency Control Products Group.

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

19 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Effective December 1, 2001, we adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the years ended November 30, 2003 and 2002, compared to $826,000 for the year ended November 30, 2001. As required by SFAS No. 142, prior year results have not been restated. If we had discontinued amortization of goodwill at the beginning of fiscal year 2000, net loss for the year ended November 30, 2001 would have decreased $512,000 or four cents per share.

In accordance with the provisions of SFAS No. 142, we performed the required impairment tests of goodwill and determined that no impairment loss need be recognized in the years ended November 30, 2003 and 2002.

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

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2003, 2002, and 2001:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of products sold	77.9	82.7	85.0

Gross margin	22.1	17.3	15.0
Selling, general and administrative expense	20.1	21.1	20.1
Restructuring charges	—	—	0.5

Income (loss) from operations	2.0	(3.8)	(5.6)
Other income (expense)
Interest expense	(0.2)	(0.2)	(0.2)
Other income and expense, net	0.5	1.9	0.5

Income (loss) before provision for income taxes	2.3	(2.1)	(5.3)
Provision for income taxes (benefit)	0.9	(0.8)	(2.0)

Net income (loss)	1.4%	(1.3)%	(3.3)%

20 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001
Signal integrity products	$42,362	$41,230	$67,043
Power integrity products and management systems	13,442	11,845	20,378
Frequency control products	7,181	4,138	1,839

	$62,985	$57,213	$89,260

2003 Compared to 2002

Net Sales

Consolidated 2003 net sales increased by $5.8 million or 10.1% from 2002. In addition to FSY product sales, this increase reflects greater shipment volume for substantially all of our signal and power integrity product lines. Sales of signal integrity products amounted to $42.4 million in 2003, up $1.1 million from the preceding year. Power integrity product sales increased by $1.5 million in 2003, from $10.5 million in fiscal 2002 to $12.0 million in fiscal 2003. These sales increases primarily reflect improved overall market conditions within the telecommunications equipment industry and increased demand for our military-related products. Sales of power management systems were constant throughout the period at $1.4 million in 2003 and 2002. Sales of frequency control products totaled $7.2 million in fiscal 2003, compared to $4.1 million in fiscal 2002. FSY product sales generated $2.1 million of this $3.1 million increase in frequency control product sales, with the remaining increase reflecting additional shipment volume of ceramic resonators, bandpass filters and patch antennas. Average selling prices remained relatively stable throughout all of our product lines. Total customer orders received in 2003 amounted to $63.5 million, an increase of $6.5 million or 11.4% from the preceding year.

Gross Margin

Gross margin in fiscal 2003 was $13.9 million or 22.1% of sales, compared to $9.9 million or 17.3% of sales in fiscal 2002. The gross margin in 2002 was significantly below historical levels, primarily reflecting lower than anticipated sales volume and manufacturing inefficiencies caused by an abrupt downturn in product demand by our telecommunications equipment customers. Throughout fiscal 2002, we identified and implemented numerous cost reduction programs to better align our operations with current business expectations. These cost reduction programs included consolidating certain of our Pennsylvania manufacturing facilities to decrease manufacturing overhead, transferring the production of most of our commercial products to our low-cost manufacturing center in Juarez Mexico to reduce labor costs, and generating greater utilization of our metal fabrication operations in Wesson Mississippi to lower material costs. As a result of these efforts, and economies of scale realized with higher shipment levels, gross margin in fiscal year 2003 improved significantly.

At November 30, 2003, we had a total workforce of 864 employees, approximately the same as a year ago. We expect to continuously review our organization and cost structure to further improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

In fiscal 2003, selling expense amounted to $7.3 million or 11.6% of sales, compared to $7.1 million or 12.4% of sales in fiscal 2002. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. In addition, effective sales commission rates decreased in 2003. General and administrative expense was approximately $5.4 million in 2003 and $5.0 million in 2002. The increase in general and administrative expense primarily reflects additional personnel costs, including performance-based compensation.

21 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income and Expense

Interest expense was relatively constant during the period, amounting to $136,000 in fiscal 2003 and $140,000 in fiscal 2002.

We hold numerous United States and foreign patents relating to polymer multilayer (“PML”) technology. We realized license fee income of $98,000 in 2003 and $921,000 in 2002 upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Foreign currency transaction gains and losses, however, were not material in any of the periods presented herein.

We realized interest income of $204,000 in 2003 and $272,000 in 2002 from temporary cash investments.

Income Taxes

Our effective income tax rate was 39.6% in 2003 and 38.7% in 2002, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

At November 30, 2003, we had recorded certain deferred tax assets, including U.S. federal net operating loss carryforwards of $341,000 and state net operating loss carryforwards of $3,063,000 expiring at varying amounts through 2023. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2003.

2002 Compared to 2001

Net Sales

Consolidated 2002 net sales decreased by $32.0 million or 35.9% from 2001. This decrease, which was reflected throughout all of our major product lines, was primarily driven by an unprecedented slowdown in the telecommunications equipment industry and sluggish overall economic conditions in the United States and Europe. Sales of signal integrity products amounted to $41.2 million in 2002, compared to $67.0 million in 2001. Sales of power integrity products decreased by $7.2 million in 2002, from $17.6 million in fiscal 2001 to $10.4 million in fiscal 2002. Sales of our newly introduced power management systems amounted to $1.4 million in 2002 and $2.8 million in 2001. Although we believe the long-term market potential for these advanced systems remains strong, their initial sales introduction and penetration was severely hampered by poor market conditions throughout the telecommunications equipment industry. Sales of frequency control products totaled $4.1 million in fiscal 2002, including FSY product sales of $2.5 million. Sales of frequency control products were $1.8 million in fiscal 2001. As a result of competitive pressures, average selling prices declined slightly in 2002 throughout most of our product lines.

22 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Early in 2001, the telecommunications equipment market began to experience a severe industry-wide downturn. This downturn was driven by several factors, including: (1) the collapse of numerous start-up, competitive service providers and dot coms resulting in excess component inventories, unsold telecom systems, and a secondary market of used equipment throughout the telecommunications industry and (2) reduced spending for infrastructure and network equipment by incumbent telephone service providers as competitive pressures from start-up providers eased, certain technological advances stalled, and economic recessionary pressures grew. In fiscal 2002, this severe downturn demonstrated some signs of moderating. Customer order cancellations and delivery date pushouts, which were prevalent throughout 2001, significantly diminished in fiscal 2002. Although we believe the prolonged market downturn bottomed-out in fiscal 2002, overall market demand continues to be unpredictable with the timing and extent of the market’s recovery remaining uncertain. We cannot forecast with any degree of certainty when a full recovery in capital spending may be expected, nor can we forecast what normal customer spending levels may be once this structural market correction is completed.

Restructuring Charges

In fiscal 2001, we adopted and implemented a plan to restructure our operations and reduce operating expenses in response to the severe slowdown in the global telecommunications equipment market. The restructuring plan was intended to reduce excess manufacturing capacity, improve efficiencies, and align our operations with current business expectations. The plan included consolidating manufacturing facilities, writing off slow-moving inventories, and disposing of excess property and equipment. In connection with this plan, we recorded restructuring charges of $485,000 in 2001. These restructuring charges consisted of employee severance costs and losses on the disposal of excess fixed assets. In addition, we increased our inventory reserves for excess and slow-moving items by $5.1 million. These additional inventory reserves were included in cost of products sold for fiscal year ended November 30, 2001.

Gross Margin

Gross margin was $9.9 million or 17.3% of sales in fiscal 2002, compared to $13.4 million or 15.0% of sales in fiscal 2001. In 2001, gross margin was reduced by $5.1 million from the additional inventory reserves previously discussed. In 2002, gross margin was negatively impacted by lower sales volume and manufacturing inefficiencies caused by the abrupt downturn in product demand by our telecommunications customers.

In addition to our formal restructuring plan, we identified and implemented numerous cost reduction programs throughout fiscal year 2002. As a result of these efforts, gross margin in fiscal 2003 was expected to approximate 21.0% to 22.0% of net sales. This gross margin improvement was achieved in 2003. At November 30, 2002, we had a total workforce of 860 employees, including FSY personnel of 89. At November 30, 2001, we had a total workforce of 788 employees.

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

In November 2002, we sold certain land and building in Erie, Pennsylvania. Manufacturing at this site had consisted of various power integrity products and management systems. These product lines and operations were subsequently integrated into our Fairview, Pennsylvania manufacturing facility. Net proceeds realized from the sale amounted to $915,000, with a loss of $97,000 recognized on the sale and included in general and administrative expense in fiscal 2002.

23 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In fiscal 2001, as part of our formal plan to consolidate manufacturing facilities and dispose of excess property and equipment, we closed two operating facilities in Elizabethtown, Pennsylvania. Manufacturing in these facilities had consisted of certain wireless products, specialty ceramic capacitors, and other signal integrity products. These operations were consolidated into our manufacturing facilities in Juarez, Mexico and New Orleans, Louisiana. In March 2002, the two Elizabethtown facilities and related excess equipment were sold. Net proceeds realized from the sale amounted to approximately $1.0 million, and a gain of $23,000 was recorded and included in general and administrative expense in fiscal 2002.

Other Income and Expense

Interest expense decreased by $69,000 during the period, from $209,000 in 2001 to $140,000 in 2002. The decrease in interest expense primarily reflects reduced bank indebtedness.

In 2002, other income consists of interest income from short-term investments of $272,000, PML license fee income of $921,000, and net losses on foreign currency transactions of $2,000. In 2001, other income reflects $428,000 of PML license fee income, $29,000 of interest income, and $16,000 of foreign currency transaction gains.

Income Taxes

Our effective income tax rate was 38.7% in 2002 and 38.0% in 2001, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2003, approximately 40.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 15.9% of our total consolidated net sales in 2003. Throughout most of the last three years, the telecommunications equipment industry experienced a severe slowdown. Presently, market conditions continue to be volatile and unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie Pennsylvania (the “Bank”), with interest rates on borrowings at or below the prevailing prime rate. At November 30, 2003, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At November 30, 2003, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. Effective February 28, 2003, the line of credit agreement was amended. Under the amended agreement, future borrowings, if any, will be secured by our accounts receivable. The amended line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At November 30, 2003, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Overall, our net working capital remains relatively stable. At November 30, 2003, we had net working capital of $46.5 million, compared to $42.6 million at November 30, 2002 and $42.1 million at November 30, 2001. Our current ratio is very strong with current assets 9.21 times current liabilities at November 30, 2003, compared to 9.23 at November 30, 2002 and 9.17 at November 30, 2001.

24 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In response to the uncertain overall market conditions, and as part of our related cost containment programs, we continue to control our capital expenditures to minimum required amounts. In 2003, our capital expenditures for property, plant and equipment amounted to $915,000. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. Our China manufacturing operations are conducted in a modern 16,000 square foot facility, located in the Guangdong province of southern China. In addition to supplying product to our China customers, we expect this operation to ultimately enable us to participate in new Asian markets. At November 30, 2003, we had not entered into any material commitments for capital expenditures.

In 2002, our capital expenditures for property, plant and equipment amounted to $516,000. These capital expenditures were primarily for manufacturing equipment and tooling to enhance efficiencies in our ceramic capacitor operations and our power management systems product offerings. In 2001, capital expenditures of $3.1 million were primarily incurred during the first half of the year for manufacturing equipment and tooling to enhance operating efficiencies and increase capacity for certain signal and power integrity product lines.

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

As previously indicated, we acquired all of the outstanding common stock of FSY in July, 2002. The net cash purchase price for FSY was $4.9 million, excluding possible future contingent payments. This net cash purchase price was entirely funded through available cash reserves. The amount of contingent payments will be determined based upon the increase in sales of the acquired product lines during the three years subsequent to the acquisition date. During the first year subsequent to the acquisition date, contingent payments will be earned if FSY’s annual product sales for the year exceed $10.0 million. The contingent payment amount will be equal to 7.0% of such sales in excess of $10.0 million. Contingent payments earned in the second and third year following the acquisition date will be determined in a similar manner, except the calculation will apply a rate of 6.0% in year two and 5.0% in year three to the annual sales in excess of $10.0 million. Contingent payments earned, if any, will be paid in cash within 60 days following the close of the applicable period of calculation. During the first year subsequent to the acquisition date, no contingent payments were earned or paid.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During fiscal year 2003, 18,400 shares were repurchased at an aggregate cost of $91,000. Repurchases totaled 204,900 shares in fiscal 2002 and 382,700 shares in fiscal 2001 at an aggregate cost of $1.0 million and $2.2 million, respectively. Since the inception of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $1.4 million in 2003 and 2002, and $1.6 million in 2001. We expect to continue our investment in research and development in 2004, as we continuously enhance existing product lines, design new signal and power integrity products, further develop our frequency control and power management systems product offerings, and increase our participation in emerging markets such as automotive.

Income taxes paid during the fiscal years ended November 30, 2003, 2002 and 2001 amounted to $148,000, $95,000 and $3.3 million, respectively. As a result of operating loss carryforwards and other deferred tax assets, we expect cash outlays for income taxes to be significantly less than income tax expense for fiscal year 2004.

As of November 30, 2003, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2004	2005	2006	2007	Thereafter
Long-term debt	$2,391	$285	$390	$290	$295	$1,131
Operating leases	2,077	854	597	397	229	—

25 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2004, including scheduled long-term debt repayment, lease commitments, planned capital equipment expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite increases in certain working capital requirements, our operating cash flow remained strong in 2003. Net cash generated by operating activities amounted to $6.0 million in 2003, compared to $12.2 million in 2002. With greater sales volume in 2003, accounts receivable increased by $1.1 million. Operating cash flow in fiscal 2002 reflects the refund of $3.3 million of federal income taxes from prior year net operating loss carrybacks and overpayments. In addition, as a result of improved turnover rates, accounts receivable and inventories decreased in 2002 by $2.6 million and $3.1 million, respectively. In fiscal 2001, operating cash flow was positively impacted by reductions in certain working capital requirements. In particular, as a result of lower sales volume in 2001, accounts receivable decreased by $12.4 million.

At November 30, 2003, goodwill represented 21.6% of total assets and 25.0% of stockholders’ equity. In addition to $3.8 million of goodwill recognized in connection with the acquisition of FSY, a majority of our recorded goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. With the adoption of SFAS No. 142, effective December 1, 2001, we have performed the required annual impairment tests of goodwill and determined that no impairment loss need be recognized in the years ended November 30, 2003 and 2002.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2003, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2003, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2003, no interest rate swap agreements were outstanding.

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

26 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity” (“SFAS No. 150”). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

These recent accounting pronouncements (FIN 46, SFAS No. 149, and SFAS No. 150) did not have any impact on our results of operations or financial position as presented herein.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. While we have elected not to adopt the fair value method of accounting for stock-based employee compensation, we have complied herein with the disclosure requirements of SFAS No. 148.

27 of 66

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation expands on the accounting guidance of FASB Statements No. 5, 57, and 107, and incorporates without change the provisions of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have complied herein with the requirements of FIN 45.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2003, our allowance for doubtful accounts was $919,000, or approximately 7.4% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that the severe downturn in the telecommunications equipment industry stabilized in fiscal 2003. If market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2003, we had recorded inventory reserves in the aggregate amount of $2.0 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

With the adoption of SFAS No. 142, we review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the telecommunications equipment industry will begin to improve significantly in 2004. If long-term market conditions do not improve significantly, our long-lived assets may become materially impaired.

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

28 of 66

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

29 of 66

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective December 1, 2001.

Ernst & Young LLP
Pittsburgh, Pennsylvania
December 31, 2003

30 of 66

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2003 AND 2002

( Dollar Amounts in Thousands )

	2003	2002
Assets
Current assets
Cash and cash equivalents	$24,779	$19,934
Accounts receivable, less allowances of $ 919 in 2003 and $ 896 in 2002	11,521	10,035
Inventories	13,110	14,494
Deferred income taxes	1,404	1,869
Income tax refund receivable	822	833
Prepaid expenses and other current assets	578	614

Total current assets	52,214	47,779

Property, plant and equipment, net	12,646	15,543

Other assets
Goodwill, net	18,019	18,019
Other noncurrent assets	492	483

Total other assets	18,511	18,502

Total assets	$83,371	$81,824

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,147	$3,033
Income taxes payable	114	175
Accrued liabilities	2,126	1,685
Current portion of long-term debt	285	285

Total current liabilities	5,672	5,178

Long-term debt	2,106	2,391

Deferred income taxes	3,549	3,580

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 13,634,585 shares in 2003 and 13,604,977 shares in 2002	43,916	43,777
Retained earnings	31,970	31,116
Treasury stock, 676,000 shares in 2003 and 657,600 shares in 2002, at cost	(3,628)	(3,537)
Accumulated other comprehensive loss	(214)	(681)

Total stockholders’ equity	72,044	70,675

Total liabilities and stockholders’ equity	$83,371	$81,824

The accompanying notes are an integral part of the consolidated financial statements.

31 of 66

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

( Amounts in Thousands Except Per Share Data )

	2003	2002	2001

Net sales	$62,985	$57,213	$89,260

Cost of products sold	49,086	47,291	75,845

Gross margin	13,899	9,922	13,415

Operating expenses :
Selling, general and administrative expense	12,669	12,176	17,901
Restructuring charges	—	—	485

	12,669	12,176	18,386

Income ( loss ) from operations	1,230	(2,254)	(4,971)

Other income ( expense ) :
Interest expense	(136)	(140)	(209)
Other income and expense, net	319	1,191	473

	183	1,051	264

Income ( loss ) before provision for income taxes	1,413	(1,203)	(4,707)

Provision for income taxes ( benefit )	559	(466)	(1,789)

Net income ( loss )	$854	$(737)	$(2,918)

Earnings ( loss ) per common share :
Basic	$0.07	$(0.06)	$(0.22)

Diluted	$0.07	$(0.06)	$(0.22)

Weighted average common shares outstanding :
Basic	12,937	13,063	13,296

Diluted	13,004	13,063	13,296

The accompanying notes are an integral part of the consolidated financial statements.

32 of 66

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

( Dollar Amounts in Thousands )

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - November 30, 2000	13,448,052	$43,175	$34,771	$(294)	$(1,106)	$76,546

Net loss	—	—	(2,918)	—	—	(2,918)
Foreign currency translation adjustments	—	—	—	—	180	180
Cumulative effect of change in accounting for derivative financial instruments	—	—	—	—	78	78
Change in fair value of derivatives	—	—	—	—	(3)	(3)

Comprehensive loss	—	—	—	—	—	(2,663)

Issuance of common stock upon :
Exercise of employee stock options	103,040	390	—	—	—	390
Exercise of stock warrants	3,000	19	—	—	—	19
Purchase and retirement of common stock	(5,579)	(54)	—	—	—	(54)
Purchase of treasury stock	—	—	—	(2,226)	—	(2,226)
Tax benefits from exercise of stock options	—	75	—	—	—	75

Balance - November 30, 2001	13,548,513	43,605	31,853	(2,520)	(851)	72,087

Net loss	—	—	(737)	—	—	(737)
Foreign currency translation adjustments	—	—	—	—	228	228
Change in fair value of derivatives	—	—	—	—	(58)	(58)

Comprehensive loss	—	—	—	—	—	(567)

Issuance of common stock upon exercise of employee stock options	79,167	330	—	—	—	330
Purchase and retirement of common stock	(22,703)	(183)	—	—	—	(183)
Purchase of treasury stock	—	—	—	(1,017)	—	(1,017)
Tax benefits from exercise of stock options	—	25	—	—	—	25

Balance - November 30, 2002	13,604,977	43,777	31,116	(3,537)	(681)	70,675

Net income	—	—	854	—	—	854
Foreign currency translation adjustments	—	—	—	—	484	484
Change in fair value of derivatives	—	—	—	—	(17)	(17)

Comprehensive income	—	—	—	—	—	1,321

Issuance of common stock upon exercise of employee stock options	33,000	140	—	—	—	140
Purchase and retirement of common stock	(3,392)	(30)	—	—	—	(30)
Purchase of treasury stock	—	—	—	(91)	—	(91)
Tax benefits from exercise of stock options	—	29	—	—	—	29

Balance - November 30, 2003	13,634,585	$43,916	$31,970	$(3,628)	$(214)	$72,044

The accompanying notes are an integral part of the consolidated financial statements.

33 of 66

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001

( Dollar Amounts in Thousands )

	2003	2002	2001
Cash Flows From Operating Activities :
Net income ( loss )	$854	$(737)	$(2,918)
Adjustments to reconcile net income ( loss ) to net cash provided by operating activities :
Depreciation	3,798	4,529	5,071
Amortization	52	60	890
Deferred income taxes	434	79	(1,002)
Restructuring and other charges	—	—	5,495
Tax benefits from exercise of stock options	29	25	75
Loss on sale of property, plant and equipment	—	74	—
Changes in assets and liabilities, excluding effects of business acquisitions :
Accounts receivable	(1,090)	2,593	12,373
Inventories	1,469	3,057	3,020
Prepaid expenses and other assets	(22)	2,840	(3,882)
Accounts payable and accrued liabilities	495	(287)	(7,878)

Net cash provided by operating activities	6,019	12,233	11,244

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	—	1,961	—
Purchase of property, plant and equipment	(915)	(516)	(3,078)
Payments for acquired businesses, net of cash received	—	(4,945)	(175)

Net cash used in investing activities	(915)	(3,500)	(3,253)

Cash Flows From Financing Activities :
Borrowings of long-term debt	—	—	950
Repayment of long-term debt	(285)	(380)	(541)
Purchase of common stock	(91)	(1,017)	(2,226)
Net proceeds from issuance of common stock :
Exercise of employee stock options	110	147	336
Exercise of stock warrants	—	—	19

Net cash used in financing activities	(266)	(1,250)	(1,462)

Effect of exchange rate changes on cash	7	9	(64)

Net increase in cash and cash equivalents	4,845	7,492	6,465

Cash and cash equivalents, beginning of year	19,934	12,442	5,977

Cash and cash equivalents, end of year	$24,779	$19,934	$12,442

The accompanying notes are an integral part of the consolidated financial statements.

34 of 66

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

Nature of Operations

The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico, Germany and China. The Company offers a broad line of signal, power and frequency control products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company’s largest markets are telecommunications equipment and military/aerospace.

Cash Equivalents

The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.

Derivative Financial Instruments

The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of the forward currency exchange contracts are generally nine months or less. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are considered derivatives and are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

35 of 66

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

Revenue Recognition

Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer’s purchase order or sales agreement. Sales to third party distributors are made under contractual agreements which allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by the distributor. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

36 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s contracts and customer purchase orders do not include any customer acceptance clauses. In addition, the Company does not offer or grant any discounts. The Company’s product warranties generally extend for one year, and are limited to the repair and replacement value of the product. The Company does not have any other post shipment obligations. Sales returns and warranty expense are recorded as incurred and were not material in any of the periods presented herein.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $639,000 in 2003, $719,000 in 2002, and $1,062,000 in 2001.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $1,430,000 in 2003, $1,417,000 in 2002, and $1,625,000 in 2001.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents, such as stock options and warrants. The treasury stock method is used to calculate the effect of dilutive shares, which reduces the gross number of dilutive shares by the number of shares which could be repurchased from the proceeds of the options and warrants assumed to be exercised.

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

37 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity” (“SFAS No. 150”). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

These recent accounting pronouncements (FIN 46, SFAS No. 149, and SFAS No. 150) did not have any impact on the Company’s results of operations or financial position as presented herein.

2. Adoption of New Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. While the Company has elected not to adopt the fair value method of accounting for stock-based employee compensation, the Company has complied herein with the disclosure requirements of SFAS No. 148.

38 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation expands on the accounting guidance of FASB Statements No. 5, 57, and 107, and incorporates without change the provisions of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has complied herein with the requirements of FIN 45.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are instead subject to a periodic impairment test at least annually. Other intangible assets continue to be amortized over their useful lives. Effective December 1, 2001, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill was recognized in the accompanying consolidated statements of operations for the years ended November 30, 2003 and 2002, compared to $826,000 for the year ended November 30, 2001. In accordance with the provisions of SFAS No. 142, the Company has performed the required annual impairment tests of goodwill and has determined that no impairment loss need be recognized in the years ended November 30, 2003 and 2002.

As required by SFAS No. 142, prior year results have not been restated. A reconciliation of the reported net loss and loss per common share for the year ended November 30, 2001, as if SFAS No. 142 had been adopted as of December 1, 2000, is as follows (in thousands except per share data):

2001
Reported net loss	$(2,918)
Add back: Goodwill amortization, net of related tax effect	512

Adjusted net loss	$(2,406)

Loss per common share:

Basic loss per share, as reported	$(0.22)
Impact of goodwill amortization	0.04

Adjusted basic loss per share	$(0.18)

Diluted loss per share, as reported	$(0.22)
Impact of goodwill amortization	0.04

Adjusted diluted loss per share	$(0.18)

39 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. (“FSY”). FSY, based in Columbia, Maryland, designs and manufactures RF and microwave filters, combiners, amplifiers, multiplexers, duplexers, and related products and systems. These products and systems are used in numerous industries including military, aerospace, medical, and telecommunications. FSY’s products are a natural complement and extension to the Company’s existing ceramic-based wireless product offerings. As a result of offering a more comprehensive product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for FSY products. These factors contributed to a purchase price resulting in the recognition of goodwill. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate cash purchase price for FSY was $6,462,000, excluding possible future contingent payments. The amount of contingent payments will be determined based upon the increase in sales of the acquired product lines during the three years subsequent to the acquisition date. During the first year subsequent to the acquisition date, contingent payments will be earned if FSY’s annual product sales for the year exceed $10,000,000. The contingent payment amount will be equal to 7% of such sales in excess of $10,000,000. Contingent payments earned in the second and third year following the acquisition date will be determined in a similar manner, except the calculation will apply a rate of 6% in year two and 5% in year three to the annual sales in excess of $10,000,000. Contingent payments earned, if any, will be paid in cash within 60 days following the close of the applicable period of calculation. During the first year subsequent to the acquisition date, no contingent payments were earned or paid.

The aggregate purchase price for FSY has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of machinery and equipment were primarily determined by reference to published market quotations. Apart from goodwill, there were no identifiable intangible assets recorded as the fair value of these intangible assets was considered immaterial. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The amount of future contingent payments, if any, will also be allocated to goodwill when the amount of the contingent payments is determinable. The aggregate cash purchase price, which includes $62,000 of legal fees and other costs directly related to the acquisition, was funded through available cash reserves.

The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$1,517
Accounts receivable	731
Inventories	358
Prepaid expenses and other assets	40
Machinery and equipment	446
Accounts payable	(140)
Accrued liabilities	(266)
Goodwill	3,776

$6,462

The goodwill acquired, which is not expected to be deductible for tax purposes, has been assigned to the Company’s Frequency Control Products reportable segment.

40 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

Inventories by major classification are as follows:

	November 30
	2003	2002
	(in thousands)
Finished goods	$2,093	$2,510
Work-in-process	4,671	4,803
Raw materials	6,346	7,181

	$13,110	$14,494

At November 30, 2003 and 2002, inventories are presented net of inventory reserves of $2,043,000 and $3,980,000, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2003	2002
	(in thousands)
Land and improvements	$1,127	$1,127
Buildings and improvements	10,953	10,879
Machinery and equipment	22,633	26,357

	34,713	38,363

Less accumulated depreciation	22,067	22,820

	$12,646	$15,543

6. Goodwill

Goodwill consists of the following:

	November 30
	2003	2002
	(in thousands)
Goodwill	$20,187	$20,187
Less accumulated amortization	2,168	2,168

Goodwill, net	$18,019	$18,019

41 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the years ended November 30, 2003 and 2002, in total and for each reportable segment, are summarized as follows (in thousands):

	2003	2002
Goodwill, beginning of year	$18,019	$14,243
Goodwill acquired	—	3,776

Goodwill, end of year	$18,019	$18,019

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products
2003
Goodwill, beginning of year	$10,557	$3,686	$3,776
Goodwill acquired	—	—	—

Goodwill, end of year	$10,557	$3,686	$3,776

2002
Goodwill, beginning of year	$10,557	$3,686	$—
Goodwill acquired	—	—	3,776

Goodwill, end of year	$10,557	$3,686	$3,776

7. Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2003	2002
	(in thousands)
Amortizable assets:
Patents and patent rights	$589	$574
Debt issuance costs	205	205

	794	779
Less accumulated amortization	530	485

	264	294

Other assets:
Deferred charges	228	172
Forward currency exchange contracts	—	17

	228	189

Other noncurrent assets	$492	$483

Amortization expense is expected to be approximately $52,000 for each of the next five fiscal years.

42 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2003	2002
	(in thousands)
Accrued salaries and wages	$1,863	$1,337
Accrued interest	80	85
Accrued other expenses	183	263

	$2,126	$1,685

9. Short-Term Debt

The Company maintains a $6,000,000 line of credit with its principal lending institution, with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During 2003 and 2002, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2003, the Company was in compliance with all debt covenants. The current line of credit agreement expires April 30, 2005.

The Company’s wholly-owned German subsidiary maintains unsecured Euro lines of credit with financial institutions aggregating $1,164,000 (Euro 1,000,000) at November 30, 2003 and $985,000 (Euro 1,000,000) at November 30, 2002. During 2003 and 2002, no borrowings were outstanding under these lines of credit. Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.

10. Long-Term Debt

Long-term debt consists of the following:

	November 30
	2003	2002
	(in thousands)
Industrial revenue bonds at variable interest rate (1.13% at November 30, 2003 and 1.60% at November 30, 2002) (1)	$900	$1,100

Industrial revenue bonds at an interest rate of 5.36% (2)	865	910

Mortgage note payable to bank at an interest rate of 8.50% (3)	626	666

Total	2,391	2,676
Less current portion	285	285

Long-term debt	$2,106	$2,391

43 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The industrial revenue bonds are collateralized by certain land, building and equipment and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds bear interest at approximately 40% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.
(2)	The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.
(3)	The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2008, are $285,000, $390,000, $290,000, $295,000, and $100,000, respectively.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2003, the Company did not have any forward currency exchange contracts outstanding. At November 30, 2002, the Company had forward currency exchange contracts with aggregate notional amounts of $1,200,000, maturing at varying dates over a nine month period. The estimated fair value of the forward currency exchange contracts was a net receivable of $17,000 at November 30, 2002, based on the amounts the Company would receive upon termination of the contracts. Hedging ineffectiveness during the years ended November 30, 2003 and 2002 was not material.

12. Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $6,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2003, the Company had repurchased 676,000 shares at an aggregate cost of $3,628,000. The repurchased shares are held as treasury stock.

44 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Gain (Loss)	Total
Balance – November 30, 2000	$(1,106)	$—	$(1,106)
Foreign currency translation adjustments	180	—	180
Cumulative effect of change in accounting for derivative financial instruments	—	78	78
Change in fair value of derivatives	—	(3)	(3)

Balance – November 30, 2001	(926)	75	(851)
Foreign currency translation adjustments	228	—	228
Change in fair value of derivatives	—	(58)	(58)

Balance – November 30, 2002	(698)	17	(681)
Foreign currency translation adjustments	484	—	484
Change in fair value of derivatives	—	(17)	(17)

Balance – November 30, 2003	$(214)	$—	$(214)

14. Restructuring and Other Charges

In 2001, the Company adopted and implemented a plan to restructure its operations and reduce operating expenses in response to a severe slowdown in the global telecommunications equipment market. The restructuring plan was designed to reduce excess manufacturing capacity, improve efficiencies, and align the Company’s operations with current business expectations. The plan included consolidating manufacturing facilities, writing off slow -moving inventories, and disposing of excess property and equipment. As a result of consolidating operations, the Company realized losses of $350,000 on the disposal of excess property, plant and equipment and incurred employee severance costs of $135,000 associated with the elimination of 38 salaried positions. In addition, with the overall business slowdown and related customer order cancellations, the Company increased its reserves for excess and slow -moving inventories by $5,145,000.

45 of 66

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

		$5,630

15. Other Income and Expense

Other income and expense for the years ended November 30, 2003, 2002, and 2001 consist of the following (in thousands):

	2003	2002	2001
Investment income	$204	$272	$428
Patent licensing fees	98	921	29
Gain (loss) on foreign currency transactions	17	(2)	16

	$319	$1,191	$473

16. Income Taxes

For the years ended November 30, 2003, 2002, and 2001, income (loss) before income taxes consists of the following (in thousands):

	2003	2002	2001
U.S. operations	$1,218	$(1,215)	$(5,433)
Foreign operations	195	12	726

	$1,413	$(1,203)	$(4,707)

For the years ended November 30, 2003, 2002, and 2001, the provision for income taxes (benefit) consists of the following (in thousands):

	2003	2002	2001
Current

U.S. Federal	$(52)	$(714)	$(1,100)
Foreign	165	169	297
State	12	—	16

Deferred

U.S. Federal	385	123	(645)
State	49	(44)	(357)

	$559	$(466)	$(1,789)

46 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2003, 2002, and 2001 consists of the following (in thousands):

	2003	2002	2001
Statutory federal income tax (benefit)	$480	$(409)	$(1,600)
State income taxes, net of federal tax effect	40	(29)	(225)
Foreign tax rates	19	(6)	50
Other items	20	(22)	(14)

	$559	$(466)	$(1,789)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2003	2002
	(in thousands)
Deferred tax assets:

Inventory valuation	$787	$1,235
Allowance for doubtful accounts	317	317
Net operating loss carryforwards	316	179
Accrued compensation	304	321
Amortization of intangible assets	209	266
Other	13	18

Deferred tax assets	1,946	2,336

Deferred tax liabilities:

Depreciation of plant and equipment	1,741	2,069
Investment in subsidiaries	1,271	1,271
Amortization of intangible assets	1,071	703
Other	8	4

Deferred tax liabilities	4,091	4,047

Net deferred tax liabilities	$(2,145)	$(1,711)

	November 30
	2003	2002
	(in thousands)
Net deferred tax assets:
Current	$1,404	$1,869
Net deferred tax liabilities:
Noncurrent	(3,549)	(3,580)

	$(2,145)	$(1,711)

47 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2003, the undistributed earnings of the foreign subsidiaries amounted to approximately $3,669,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2003 or 2002.

At November 30, 2003, the Company had U.S. federal net operating loss carryforwards of $341,000 and state net operating loss carryforwards of $3,063,000 expiring at varying amounts through 2023.

17. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	2003	2002	2001
Numerator for basic and diluted earnings (loss) per common share (in thousands):
Net income (loss)	$854	$(737)	$(2,918)

Denominator for basic earnings (loss) per common share (in thousands):
Weighted average shares outstanding	12,937	13,063	13,296

Denominator for diluted earnings (loss) per common share (in thousands):
Weighted average shares outstanding	12,937	13,063	13,296
Effect of dilutive stock options	67	—	—

	13,004	13,063	13,296

Earnings (loss) per common share:
Basic	$0.07	$(0.06)	$(0.22)

Diluted	$0.07	$(0.06)	$(0.22)

48 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2003, options to purchase 404,100 shares of Common Stock, at a weighted average exercise price of $9.55 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. Options to purchase 920,717 shares of Common Stock in 2002, and options and warrants to purchase 752,000 shares of Common Stock in 2001, at weighted average exercise prices of $7.22 per share in 2002 and $7.60 per share in 2001, were similarly excluded.

18. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2003, 2002, and 2001 consists of the following (in thousands):

	2003	2002	2001
Cash paid during the year for:
Interest	$141	$143	$196
Income taxes	148	95	3,341

Liabilities assumed in connection with business acquisitions	—	406	—

19. Common Stock Options and Warrants

The Company has two plans which provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2003, options to purchase 1,070,667 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2003, 2002, and 2001 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2000	598,541	$3.00 –11.25	$6.58	$3,938,000
Granted during the year	260,050	5.96 –10.06	8.74	2,274,000
Exercised during the year	(103,040)	3.00 – 5.88	3.79	(390,000)
Forfeitures and expirations	(34,967)	4.38 –10.75	8.71	(305,000)

Outstanding – November 30, 2001	720,584	3.50 –11.25	7.66	5,517,000
Granted during the year	330,600	5.25 – 7.28	5.72	1,889,000
Exercised during the year	(79,167)	3.50 – 5.88	4.17	(330,000)
Forfeitures and expirations	(51,300)	4.25 –10.75	8.38	(430,000)

Outstanding – November 30, 2002	920,717	4.13 –11.25	7.22	6,646,000
Granted during the year	227,800	5.05 – 5.47	5.13	1,168,000
Exercised during the year	(33,000)	4.25	4.25	(140,000)
Forfeitures and expirations	(97,617)	5.25 –10.06	6.05	(593,000)

Outstanding – November 30, 2003	1,017,900	$4.13 –11.25	$6.96	$7,081,000

Exercisable
November 30, 2003	260,132	$4.13 –11.25	$8.33	$2,166,000

November 30, 2002	208,500	$4.13 –11.25	$6.76	$1,409,000

November 30, 2001	145,000	$3.50 – 6.00	$4.91	$711,000

49 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2003:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$4.13 – 6.00	556,600	75,767
6.01 – 8.00	129,200	18,333
8.01 – 11.25	332,100	166,032

During the years ended November 30, 2003, 2002, and 2001, the weighted average fair value of options granted amounted to $2.32, $2.91, and $4.93 per share, respectively. At November 30, 2003, the weighted average remaining contractual life of outstanding options was 3.5 years.

The Company accounts for stock-based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations because the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, the Company has elected to adopt the “disclosure only” provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For SFAS No. 148 purposes, the fair value of each option granted under the Company’s stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.00% in 2003, 2.00% in 2002, and 3.00% in 2001; volatility factor of the expected market price of the Company’s Common Stock of 0.50 in 2003, 0.58 in 2002, and 0.65 in 2001; dividend yield of 0.00% each year; and a weighted average expected option life of five years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting for the years ended November 30, 2003, 2002 and 2001, net income (loss) and earnings (loss) per common share would have been increased (decreased) to the pro forma amounts below (in thousands, except per share data):

	2003	2002	2001
Net Income (loss), as reported	$854	$(737)	$(2,918)
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	690	549	535

Pro forma net income (loss)	$164	$(1,286)	$(3,453)

Earnings (loss) per common share:
Basic, as reported	$0.07	$(0.06)	$(0.22)
Basic, pro forma	0.01	(0.10)	(0.26)

Diluted, as reported	0.07	(0.06)	(0.22)
Diluted, pro forma	0.01	(0.10)	(0.26)

50 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

20. Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $234,000 in 2003, $229,000 in 2002, and $299,000 in 2001.

21. Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, forward currency exchange contracts, and trade receivables.

The Company places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. Government instruments, commercial paper of prime quality, certificates of deposit, and guaranteed bankers’ acceptances. The Company has never experienced any material losses on its temporary cash investments.

The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts used in hedging activities. The counterparties to the Company’s forward currency exchange contracts are major financial institutions and the Company has never experienced nonperformance by any of its counterparties.

Although its products are used in many industries, the Company’s largest markets are telecommunications equipment and military/aerospace. At November 30, 2003 and 2002, approximately 40% and 42%, respectively, of the Company’s accounts receivable were from customers in the telecommunications equipment industry. Accounts receivable from military/aerospace customers represented approximately 32% of total accounts receivable at November 30, 2003 and 30% at November 30, 2002. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

22. Reportable Operating Segments

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

The Company’s current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company’s Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, and specialty ceramic capacitors. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our recently developed Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

51 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2003, 2002, and 2001, reportable segment information is as follows (in thousands):

2003	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$42,362	$13,442	$7,181	$62,985
Depreciation expense	2,799	740	130	3,669
Segment income	11,171	1,085	11	12,267
Segment assets
Tangible assets	16,084	6,601	1,872	24,557
Goodwill	10,557	3,686	3,776	18,019
Capital expenditures	679	62	86	827

2002	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$41,230	$11,845	$4,138	$57,213
Depreciation expense	3,460	868	76	4,404
Segment income (loss)	9,344	(605)	2	8,741
Segment assets
Tangible assets	20,013	6,656	1,995	28,664
Goodwill	14,333	3,686	—	18,019
Capital expenditures	337	81	20	438

2001	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$67,043	$20,378	$1,839	$89,260
Depreciation expense	3,783	944	211	4,938
Segment income (loss)	13,185	(1,710)	(404)	11,071
Segment assets
Tangible assets	23,335	9,975	2,738	36,048
Goodwill	10,557	3,686	—	14,243
Capital expenditures	1,428	1,464	25	2,917

52 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2001, reserves for excess and slow-moving inventories of $3,057,000 and $2,088,000 were deducted in arriving at segment income for the Signal Integrity Products Group, and Power Integrity Products and Management Systems Group, respectively (see Note 14).

For the years ended November 30, 2003, 2002, and 2001, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2003	2002	2001
Total depreciation expense for reportable segments	$3,669	$4,404	$4,938
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	129	125	133

Consolidated depreciation expense	$3,798	$4,529	$5,071

Income (loss) before provision for income taxes	2003	2002	2001
Total income for reportable segments	$12,267	$8,741	$11,071
Unallocated amounts:
Selling, general and administrative expense	(11,037)	(10,995)	(15,557)
Restructuring charges	—	—	(485)
Interest expense	(136)	(140)	(209)
Other income	319	1,191	473

Consolidated income (loss) before provision for income taxes	$1,413	$(1,203)	$(4,707)

Assets	2003	2002	2001
Total assets for reportable segments	$42,576	$46,683	$50,291
Unallocated amounts:
Cash and cash equivalents	24,779	19,934	12,442
Accounts receivable	11,521	10,035	11,703
Other assets	4,495	5,172	8,915

Total consolidated assets	$83,371	$81,824	$83,351

Capital expenditures	2003	2002	2001
Total capital expenditures for reportable segments	$827	$438	$2,917
Capital expenditures related to selling, general and administrative activities	88	78	161

Total consolidated capital expenditures	$915	$516	$3,078

53 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2003, 2002, and 2001 is as follows (in thousands):

2003	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$40,149	$369	$4,289	$4,587	$13,591	$62,985
Long-lived assets:
Property, plant and equipment	12,447	162	37	—	—	12,646
Intangible assets	18,283	—	—	—	—	18,283

2002	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$38,482	$201	$2,548	$3,510	$12,472	$57,213
Long-lived assets:
Property, plant and equipment	15,277	226	40	—	—	15,543
Intangible assets	18,313	—	—	—	—	18,313

2001	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$61,292	$375	$3,496	$2,076	$22,021	$89,260
Long-lived assets:
Property, plant and equipment	19,855	292	61	—	—	20,208
Intangible assets	14,596	—	—	—	—	14,596

Sales to the Company’s largest single customer represented 8% in 2003, 7% in 2002, and 11% in 2001 of total consolidated net sales. In each year, the largest customer was an original equipment manufacturer of telecommunications equipment. Sales to these major customers primarily consisted of signal and power integrity products.

54 of 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2003
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$15,246	$15,470	$15,354	$16,915
Gross margin	3,263	3,487	3,005	4,144
Net income	168	248	29	409
Earnings per common share:
Basic	0.01	0.02	—	0.03
Diluted	0.01	0.02	—	0.03

	Year Ended November 30, 2002
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$11,493	$14,353	$15,664	$15,703
Gross margin	934	2,573	2,944	3,471
Net income (loss)	(1,144)	182	67	158
Earnings (loss) per common share:
Basic	(0.09)	0.01	0.01	0.01
Diluted	(0.09)	0.01	0.01	0.01

In the first quarter of 2002, the decrease in gross margin and overall profitability primarily reflects lower sales volume and manufacturing inefficiencies caused by the abrupt downturn in product sales to our telecommunications customers.

Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total computed for the year.

24. Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

25. Operating Leases

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

2004	$854
2005	597
2006	397
2007	229

$2,077

Total rent expense under all operating leases amounted to $1,291,000 in 2003, $903,000 in 2002, and $1,036,000 in 2001.

55 of 66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2003. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 3 and 4 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 5, 2004 (the “Proxy Statement”) is incorporated herein by reference.

Current members of the Company’s Audit Committee are: John M. Petersen, Chairman; Paul S. Bates; J. Thomas Gruenwald; and Gerald A. Ryan. All of the committee members are independent directors. The Company has determined that Mr. Petersen and Mr. Bates are “financial experts”, as that term has been defined by the Securities and Exchange Commission.

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Code of Ethics is available on the Company’s website at www.spectrumcontrol.com.

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position
John P. Freeman	49	Senior Vice President, Chief Financial Officer
Lawrence G. Howanitz	51	Senior Vice President, Operations
Robert J. McKenna	50	Vice President, New Business and Resource Development
Robert L. Smith	65	Vice President, Quality and Technology
Richard A. Southworth	61	President, Chief Executive Officer
James F. Toohey	69	Secretary
Brian F. Ward	44	Senior Vice President, Sales and Marketing

Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.

56 of 66

Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions including General Manager of the Company’s Interconnect Products Division and Vice President of the Company’s Signal Products Group. In 2001, he was named Senior Vice President of Operations. In this position, he is responsible for the Company’s worldwide manufacturing operations.

Mr. McKenna is a graduate of Gannon University with a bachelors degree in General Science. Since joining the Company in 1991, he has held several positions including Business Unit Leader and Distribution Sales Manager. In 2002, Mr. McKenna was named Vice President of New Business and Resource Development.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” on pages 6 through 12 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Securities Ownership” on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationships and Related Transactions” on page 6 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2004” on page 14 of the Proxy Statement is incorporated herein by reference.

57 of 66

PART IV

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

58 of 66

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

Subsidiaries of the Company (21.1)	62

Consent of Ernst & Young LLP (23.1)	63

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	64

Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	65

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)	66

(b)	Reports on Form 8-K

None

59 of 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 26, 2004		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Bates	Director	February 26, 2004

/s/ Edwin R. Bindseil	Director	February 26, 2004

/s/ John P. Freeman	Director, Chief Financial Officer, and Principal Accounting Officer	February 26, 2004

/s/ J. Thomas Gruenwald	Director	February 26, 2004

/s/ Melvin Kutchin	Director	February 26, 2004

/s/ John M. Petersen	Director	February 26, 2004

/s/ Gerald A. Ryan	Director	February 26, 2004

/s/ James F. Toohey	Director	February 26, 2004

60 of 66

Spectrum Control, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2003

( Amounts in Thousands )

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended November 30, 2001:

Allowance for doubtful accounts	$766	$236	$237	(1)	$765

Reserve for excess and slow-moving inventories	$955	$7,436	$1,142	(2)	$7,249

Year ended November 30, 2002:

Allowance for doubtful accounts	$765	$256	$125	(1)	$896

Reserve for excess and slow-moving inventories	$7,249	$1,478	$4,747	(2)	$3,980

Year ended November 30, 2003:

Allowance for doubtful accounts	$896	$279	$256	(1)	$919

Reserve for excess and slow-moving inventories	$3,980	$914	$2,851	(2)	$2,043

(1)	Uncollectible accounts written off, net of recoveries
(2)	Inventories physically scrapped

61 of 66