Form 10-Q
period 2004-02-29
SPECTRUM CONTROL INC
filed 2004-04-01
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 29, 2004	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practical date.

Class	Number of Shares Outstanding as of March 15, 2004
Common, no par value	13,000,343

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 29,	November 30,
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$ 19,443	$ 24,779
Accounts receivable, less allowances of $ 1,059
in 2004 and $ 919 in 2003	13,088	11,521
Inventories	13,677	13,110
Deferred income taxes	1,404	1,404
Income tax refund receivable	16	822
Prepaid expenses and other current assets	1,367	578
Total current assets	48,995	52,214

Property, Plant And Equipment, Net	13,920	12,646

Other Assets
Goodwill, net	20,884	18,019
Other noncurrent assets	1,055	492
Total other assets	21,939	18,511

Total Assets	$ 84,854	$ 83,371

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 3,601	$ 3,147
Income taxes payable	407	114
Accrued liabilities	1,847	2,126
Current portion of long-term debt	285	285
Total current liabilities	6,140	5,672

Long-Term Debt	2,052	2,106
Deferred Income Taxes	3,619	3,549

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,676,343 shares
in 2004 and 13,634,585 shares in 2003	44,075	43,916
Retained earnings	32,582	31,970
Treasury stock, 676,000 shares in 2004
and 2003, at cost	(3,628)	(3,628)
Accumulated other comprehensive income (loss)	14	(214)
Total stockholders' equity	73,043	72,044

Total liabilities and stockholders' equity	$ 84,854	$ 83,371

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended
	February 29,	February 28,
	2004	2003

Net sales	$ 17,125	$ 15,246

Cost of products sold	12,725	11,983

Gross margin	4,400	3,263

Selling, general and
administrative expense	3,436	3,120

Income from operations	964	143

Other income ( expense ) :
Interest expense	(29)	(29)
Other income and expense, net	52	159
	23	130

Income before provision for
income taxes	987	273

Provision for income taxes	375	105

Net income	$ 612	$ 168

Earnings per common share :
Basic	$ 0.05	$ 0.01
Diluted	$ 0.05	$ 0.01

Average number of common shares
outstanding :
Basic	12,980	12,947
Diluted	13,150	12,968

Dividends per common share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Three Months Ended
	February 29,	February 28,
	2004	2003
Cash Flows From Operating Activities :
Net income	$ 612	$ 168
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	834	949
Amortization	15	14
Deferred income taxes	70	20
Changes in assets and liabilities, excluding
effects of business acquisitions
Accounts receivable	(842)	(862)
Inventories	(232)	1,103
Prepaid expenses and other assets	61	(620)
Accounts payable and accrued expenses	207	39
Net cash provided by operating activities	725	811

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(577)	(161)
Payment for acquired businesses, net of cash received	(5,577)	-
Net cash used in investing activities	(6,154)	(161)

Cash Flows From Financing Activities :
Repayment of long-term debt	(54)	(55)
Purchase of common stock	-	(36)
Net proceeds from issuance of common stock	159	-
Net cash used in financing activities	105	(91)

Effect of exchange rate changes on cash	(12)	(12)

Net increase (decrease) in cash and cash equivalents	(5,336)	547

Cash and cash equivalents, beginning of period	24,779	19,934

Cash and cash equivalents, end of period	$ 19,443	$ 20,481

Cash paid during the period for :
Interest	$ 63	$ 68
Income taxes	42	107

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 29, 2004

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

The balance sheet at November 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2003.

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

The Company's contracts and customer purchase orders do not include any customer acceptance clauses. In addition, the Company does not offer or grant any discounts. The Company's product warranties generally extend for one year, and are limited to the repair and replacement value of the product. The Company does not have any other post shipment obligations. Sales returns and warranty expense are recorded as incurred and were not material in any of the periods presented herein.

Note 4 - Acquisition

On February 27, 2004, the Company acquired all of the outstanding common stock of Salisbury Engineering, Inc. ("SEI"). SEI, based in Delmar, Delaware, designs and manufactures a full line of RF and microwave components and systems used primarily in military and aerospace applications. SEI's current products include microwave synthesizers, multiple channel filter banks and preselectors, and GPS noise amplifiers. These complex systems incorporate advanced technologies and significantly expand the Company's microwave capabilities. In addition, SEI's microwave component offerings (miniature chip filters, lumped element filters, band reject filters, cavity filters, and waveguides) are a natural complement to the Company's existing frequency control product offerings. As a result of offering a more comprehensive RF and microwave product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for SEI products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for SEI was approximately $5,607,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by an independent appraisal. For machinery and equipment, fair market values were primarily determined by reference to published market quotations. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition, was funded through available cash reserves.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$ 30
Accounts receivable	518
Inventories	300
Prepaid expenses and other current assets	1
Land and improvements	170
Buildings and improvements	880
Machinery and equipment	475
Identifiable intangible assets	600
Accounts payable	(96)
Accrued liabilities	(136)
Goodwill	2,865
$ 5,607

The identifiable intangible assets (principally consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over their weighted average estimated useful life of six years.

The goodwill acquired has been assigned to the Company's Frequency Control Products Group reportable operating segment. For tax purposes, the Company expects to amortize the acquired goodwill ratably over a 15 year period.

Since the effective time and date of the acquisition was at the close of business on February 27, 2004, no revenues or expenses of the acquired business have been included in the accompanying consolidated financial statements for the period ended February 29, 2004. Pro forma results of operations, as if the acquisition had occurred on December 1, 2002, would not be materially different from the reported results of operations.

Note 5 - Inventories

Inventories by major classification are as follows (in thousands):
	February 29,	November 30,
	2004	2003

Finished goods	$ 2,220	$ 2,093
Work - in - process	4,726	4,671
Raw materials	6,731	6,346
	$ 13,677	$ 13,110

Inventories are presented net of aggregate inventory reserves of $2,237,000 at February 29, 2004 and $2,043,000 at November 30, 2003.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	February 29,	November 30,
	2004	2003

Land and improvements	$ 1,297	$ 1,127
Buildings and improvements	11,861	10,953
Machinery and equipment	23,695	22,633
	36,853	34,713
Less accumulated depreciation	22,933	22,067
	$ 13,920	$ 12,646

Note 7 - Goodwill Goodwill consists of the following (in thousands):
	February 29,	November 30,
	2004	2003

Goodwill	$ 23,052	$ 20,187
Less accumulated amortization	2,168	2,168
Goodwill, net	$ 20,884	$ 18,019

Changes in the carrying amount of goodwill for the periods ended February 29, 2004 and February 28, 2003, in total and for each reportable segment are summarized as follows (in thousands):
	Three Months Ended
	February 29,	February 28,
	2004	2003

Goodwill, beginning of period	$ 18,019	$ 18,019

Goodwill acquired	2,865	-
Goodwill impairment losses	-	-

Goodwill, end of period	$ 20,884	$ 18,019

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products

Three Months Ended February 29, 2004

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	2,865
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 6,641

Three Months Ended February 28, 2003

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 3,776

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	February 29,	November 30,
	2004	2003
Intangible assets:
Customer-related intangibles	$ 600	$ -
Patents and patent rights	589	589
Debt issuance costs	205	205
	1,394	794
Less accumulated amortization	545	530
	849	264
Other assets:
Deferred charges	206	228
	206	228

Other noncurrent assets	$ 1,055	$ 492

Amortization of intangible assets is expected to be approximately $152,000 for each of the next five fiscal years.

Note 9 - Debt Agreement

The Company maintains a $6,000,000 line of credit with its principal lending institution (the "Bank"), with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During the periods ended February 29, 2004 and February 28, 2003, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At February 29, 2004, the Company was in compliance with these debt covenants.

The current line of credit agreement expires April 30, 2005.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At February 29, 2004, the Company had no forward contracts outstanding.

Note 11 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended
	February 29,	February 28,
	2004	2003
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 612	$ 168

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	12,980	12,947

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	12,980	12,947

Effect of dilutive stock options	170	21
	13,150	12,968
Earnings per common share:

Basic	$ 0.05	$ 0.01
Diluted	$ 0.05	$ 0.01

Options to purchase 482,000 shares of Common Stock, at a weighted average exercise price of $9.61 per share, were outstanding at February 29, 2004, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At February 28, 2003, options to purchase 813,467 shares of Common Stock, at a weighted average exercise price of $7.61 per share, were similarly excluded.

Note 12- Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Net income	$ 612	$ 168

Foreign currency translation adjustments	228	273
Change in fair value of derivatives	-	(17)

Comprehensive income	$ 840	$ 424

The components of accumulated other comprehensive income (loss) are as follows (in thousands):
	February 29,	November 30,
	2004	2003

Foreign currency translation adjustments	$ 14	$ (214)

Note 13 - Stock Options

The Company accounts for stock-based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company has elected to adopt the "disclosure only" provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.00% in 2004 and 2003; volatility factor of the expected market price of the Company's Common Stock of 0.34 in 2004 and 0.50 in 2003; dividend yield of 0.00% each year; and a weighted average expected option life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income and earnings per common share would have been decreased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Net income, as reported	$ 612	$ 168
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	162	172
Pro forma net income (loss)	$ 450	$ (4)

Earnings per common share:
Basic, as reported	$ 0.05	$ 0.01
Basic, pro forma	0.03	-

Diluted, as reported	0.05	0.01
Diluted, pro forma	0.03	-

Note 14 - Reportable Operating Segments

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

The Company's current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company's Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, and specialty ceramic capacitors. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended February 29, 2004 and February 28, 2003 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Three Months Ended:
February 29, 2004

Revenue from unaffiliated customers	$ 10,635	$ 4,646	$ 1,844	$ 17,125
Segment income	3,172	829	22	4,023

February 28, 2003

Revenue from unaffiliated customers	10,790	2,794	1,662	15,246
Segment income (loss)	2,999	(101)	(14)	2,884

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 29, 2004 and February 28, 2003 is as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Total income for reportable segments	$ 4,023	$ 2,884
Unallocated amounts:
Selling, general and administrative expense	(3,059)	(2,741)
Interest expense	(29)	(29)
Other income	52	159
Consolidated income (loss) before provision for income taxes	$ 987	$ 273

Note 15 - Contingencies

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

Top of Report

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2003. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Company Profile

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

Our operations are currently conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. Our Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, specialty ceramic capacitors, and our newly developed motor line feed-thru ("MLFT") filters. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems.

Acquisition

On February 27, 2004, we acquired all of the outstanding common stock of Salisbury Engineering, Inc. ("SEI"). SEI, based in Delmar, Delaware, designs and manufactures a full line of RF and microwave components and systems used primarily in military and aerospace applications. SEI's current products include microwave synthesizers, multiple channel filter banks and preselectors, and GPS noise amplifiers. These complex systems incorporate advanced technologies and significantly expand our microwave capabilities. In addition, SEI's microwave component offerings (miniature chip filters, lumped element filters, band reject filters, cavity filters, and waveguides) are a natural complement to our existing frequency control product offerings.

The aggregate cash purchase price for SEI was approximately $5.6 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. Since the effective time and date of the acquisition was at the close of business on February 27, 2004, no revenues or expenses of the acquired business have been included in the accompanying consolidated financial statements.

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

Executive Summary

Our sales increased by $1.9 million during the current quarter, primarily reflecting additional shipments of our power integrity products and power management systems to original equipment manufacturers in the telecommunications equipment industry. Our gross margins also increased, reflecting improved operating efficiencies and economies of scale realized with additional production and shipment volumes, and reduced labor costs from greater utilization of our low-cost manufacturing centers in Mexico and China. As a result, our overall profitability improved with net income and earnings per share of $612,000 or five cents per share in the first quarter of fiscal 2004, compared to $168,000 or one cent per share a year ago.

Despite additional working capital requirements from increased shipments and production, we generated net cash from operations of $725,000 during the current quarter, down only $86,000 from the same period last year.

Our financial position and liquidity remain strong. At February 29, 2004, after expending $5.6 million in cash for the acquisition of SEI late in the quarter, our cash and cash equivalents were $19.4 million, our current ratio was 7.98 to 1.00, and our total debt to equity was 0.16 to 1.00.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three month periods ended February 29, 2004 and February 28, 2003:

	Three Months Ended
	February 29,	February 28,
	2004	2003

Net sales	100.0%	100.0%
Cost of products sold	74.3	78.6
Gross margin	25.7	21.4
Selling, general and administrative expense	20.1	20.5
Income from operations	5.6	0.9
Other income (expense)
Interest expense	(0.1)	(0.2)
Other income and expense, net	0.3	1.1
Income before provision for income taxes	5.8	1.8
Provision for income taxes	2.2	0.7
Net income	3.6%	1.1%

The following table sets forth the Company's net sales by reportable operating segments for the three month periods ended February 29, 2004 and February 28, 2003 (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003

Signal Integrity Products	$ 10,635	$ 10,790
Power Integrity Products and Management Systems	4,646	2,794
Frequency Control Products	1,844	1,662
	$ 17,125	$ 15,246

First Quarter 2004 Versus First Quarter 2003

Net Sales

Our net sales increased by $1.9 million during the period, with consolidated net sales of $17.1 million in the first quarter of fiscal 2004 and $15.2 million in the comparable quarter of 2003. This increase principally reflects additional shipments of our power integrity products and power management systems to original equipment manufacturers in the telecommunications equipment industry. Sales of power integrity products amounted to $4.0 million in the current quarter, up $1.5 million from the same quarter last year. Among other applications, these power products are incorporated into various telecom equipment including wireless base stations and telephone switching gear. Sales of power management systems were $616,000 during the first quarter of 2004, an increase of $355,000 from the first quarter of 2003. These advanced systems include power distribution units, fuse and breaker interface panels, and remote monitoring systems used in wireless base stations and other infrastructure equipment. In the aggregate, sales of signal integrity and frequency control products were relatively flat during the period at approximately $12.5 million. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the first quarter of fiscal 2004 amounted to $17.2 million, up 10.5% from the comparable period of 2003. Our sales order backlog was $24.7 million at February 29, 2004, approximately the same aggregate amount as the end of last fiscal year.

Gross Margin

In the first quarter of 2004, gross margin was $4.4 million or 25.7% of sales. For the first quarter of last year, gross margin was $3.3 million or 21.4% of sales. The improvement in gross margin percentage primarily reflects decreases in manufacturing overhead costs, from numerous cost reduction programs, and economies of scale realized with additional production and shipment volumes. In addition, our direct labor costs continue to decrease as a result of greater utilization of our low-cost manufacturing centers in Juarez, Mexico and Guangdong, China. During the current quarter, our direct labor costs were approximately 8.7% of sales, compared to 9.8% of sales for the same period last year.

At February 29, 2004, we had a total workforce of 950 employees, including SEI personnel of 42. A year ago, we had a total workforce of 828. We expect to continuously review our organization and cost structure to further improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

In the first quarter of fiscal 2004, selling expense amounted to $2.0 million or 11.5% of sales, compared to $1.8 million or 12.1% of sales in the same quarter of 2003. The decrease in selling expense, as a percentage of sales, principally reflects lower effective sales commission rates from changes in sales mix. As a percentage of sales, commission expense was 3.5% in 2004 and 4.2% in 2003. General and administrative expense was approximately $1.5 million in the first quarter of 2004, versus $1.3 million in the comparable quarter of 2003. The increase in general and administrative expense primarily reflects additional expenditures for legal and professional services and higher personnel costs.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $19,000 in the first quarter of fiscal 2004 upon the granting of PML technology licenses, compared to $98,000 in the same period last year. Although these licenses require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have.

Investment income of $33,000 in 2004 and $61,000 in 2003 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.0% in 2004 and 38.5% in 2003, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2003, approximately 40.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 15.9% of our total consolidated net sales in 2003. Throughout most of the last three years, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated some improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, difficulties in integrating acquired businesses and product lines, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the prevailing prime rate. At February 29, 2004, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At February 29, 2004, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The current line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At February 29, 2004, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At February 29, 2004, we had net working capital of $42.9 million, compared to $46.5 million at November 30, 2003. Our current ratio remained very strong throughout the first three months of fiscal 2004. At February 29, 2004, current assets were 7.98 times current liabilities, compared to 9.21 at the end of fiscal 2003.

In the first three months of fiscal 2004, our capital expenditures for property, plant and equipment amounted to $577,000. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At February 29, 2004, we had not entered into any material commitments for capital expenditures.

As previously indicated, we acquired all of the outstanding common stock of SEI on February 27, 2004. The net cash purchase price for SEI of approximately $5.6 million was entirely funded through available cash reserves.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2004, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of February 29, 2004, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$ 2,337	$ 231	$ 390	$ 290	$ 295	$ 100	$ 1,031
Operating leases	1,863	640	597	397	229	-	-

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

Despite increased working capital requirements, net cash generated by operating activities amounted to $725,000 during the first three months of fiscal 2004. As a result of increased shipments and production requirements during the first quarter of fiscal 2004, accounts receivable and inventories increased by $842,000 and $232,000, respectively. Net cash generated by operating activities amounted to $811,000 during the comparable quarter of fiscal 2003. This positive cash flow was primarily achieved through improved inventory turnover rates and related inventory reductions. During the first quarter of 2003, as a result of numerous inventory control procedures, aggregate inventories decreased by $1.1 million.

At February 29, 2004, the aggregate carrying value of goodwill was $20.9 million or 24.6% of our total assets and 28.6% of our total stockholders' equity. This amount includes approximately $2.9 million of goodwill recognized in connection with our acquisition of SEI. On an annual basis, and when there is a reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no impairment losses need be recognized in any of the periods presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 29, 2004, our allowance for doubtful accounts was $1.1 million, or approximately 7.5% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2004. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 29, 2004, we had recorded inventory reserves in the aggregate amount of $2.2 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the telecommunications equipment industry will continue to improve. If long-term market conditions do not improve significantly, our long-lived assets may become materially impaired.

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

Top of Report

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 29, 2004, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 29, 2004, no interest rate swap agreements were outstanding.

Top of Report

Item 4.  Controls and Procedures

    (a)  Evaluation of Disclosure Controls and Procedures

    The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

    (b)  Change in Internal Controls

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended February 29, 2004, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)

Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)

(b)	Reports on Form 8-K

On January 8, 2004, the Company filed a press release announcing its financial results for the fourth quarter and fiscal year ended November 30, 2003.

On February 27, 2004, the Company filed a press release announcing that it had acquired all of the outstanding common stock of Salisbury Engineering, Inc.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: March 31, 2004	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

Exhibit 31.1

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared
	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 31, 2004

/s/Richard A. Southworth

RICHARD A. SOUTHWORTH
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared
	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 31, 2004

/s/John P. Freeman

John P. Freeman
Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification

The following statement is being furnished to the Securities and Exchange Commission solely for purposes of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), which carries with it certain criminal penalties in the event of a knowing or willful misrepresentation.
Securities and Exchange Commission 450 Fifth Street, NW Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i) this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended February 29, 2004, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and
(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 31st day of March 2004.

/s/ RICHARD A. SOUTHWORTH	/s/ JOHN P. FREEMAN
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report