Form 10-Q
period 2004-05-31
SPECTRUM CONTROL INC
filed 2004-07-01
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2004	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2004
Common, no par value	13,021,219

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$ 21,837	$ 24,779
Accounts receivable, less allowances of $ 1,114
in 2004 and $ 919 in 2003	13,834	11,521
Inventories	14,680	13,110
Deferred income taxes	1,404	1,404
Income tax refund receivable	-	822
Prepaid expenses and other current assets	911	578
Total current assets	52,666	52,214

Property, plant and equipment, net	13,471	12,646

Other assets
Goodwill, net	20,884	18,019
Other noncurrent assets	1,095	492
Total other assets	21,979	18,511

Total assets	$ 88,116	$ 83,371

Liabilities And Stockholders' Equity
Current liabilities
Accounts payable	$ 5,141	$ 3,147
Income taxes payable	278	114
Accrued liabilities	2,313	2,126
Current portion of long-term debt	285	285
Total current liabilities	8,017	5,672

Long-term debt	1,841	2,106
Deferred income taxes	3,793	3,549

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,697,219 shares
in 2004 and 13,634,585 in 2003	44,118	43,916
Retained earnings	34,110	31,970
Treasury stock, 676,000 shares in 2004
and 2003, at cost	(3,628)	(3,628)
Accumulated other comprehensive loss	(135)	(214)
Total stockholders' equity	74,465	72,044

Total liabilities and stockholders' equity	$ 88,116	$ 83,371

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2004	2003	2004	2003

Net sales	$ 21,484	$ 15,470	$ 38,609	$ 30,716

Cost of products sold	14,933	11,983	27,658	23,966

Gross margin	6,551	3,487	10,951	6,750

Selling, general and
administrative expense	4,100	3,103	7,536	6,223

Income from operations	2,451	384	3,415	527

Other income ( expense ) :
Interest expense	(28)	(28)	(57)	(57)
Other income and expense, net	45	44	97	203
	17	16	40	146

Income before provision for
income taxes	2,468	400	3,455	673

Provision for income taxes	940	152	1,315	257

Net income	$ 1,528	$ 248	$ 2,140	$ 416

Earnings per common share :
Basic	$ 0.12	$ 0.02	$ 0.16	$ 0.03
Diluted	$ 0.12	$ 0.02	$ 0.16	$ 0.03

Average number of common shares
outstanding :
Basic	13,013	12,934	12,996	12,940
Diluted	13,176	12,955	13,163	12,961

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Six Months Ended
	May 31,
	2004	2003
Cash Flows From Operating Activities :
Net income	$ 2,140	$ 416
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	1,685	1,899
Amortization	54	29
Deferred income taxes	244	48
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(1,703)	(134)
Inventories	(1,248)	1,072
Prepaid expenses and other assets	441	(472)
Accounts payable and accrued expenses	2,105	71
Net cash provided by operating activities	3,718	2,929

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(985)	(368)
Payment for acquired businesses, net of cash received	(5,577)	-
Net cash used in investing activities	(6,562)	(368)

Cash Flows From Financing Activities :
Repayment of long-term debt	(265)	(264)
Purchase of common stock	-	(91)
Net proceeds from issuance of common stock	202	-
Net cash used in financing activities	(63)	(355)

Effect of exchange rate changes on cash	(35)	(7)

Net increase (decrease) in cash and cash equivalents	(2,942)	2,199

Cash and cash equivalents, beginning of period	24,779	19,934

Cash and cash equivalents, end of period	$ 21,837	$ 22,133

Cash paid during the period for :
Interest	$ 77	$ 84
Income taxes	866	170

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 31, 2004
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

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2002 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2004	2003	2004	2003

Net sales	$ 21,484	$ 16,477	$ 39,702	$ 32,729

Net income	1,528	325	2,201	569

Earnings per common share:
Basic	0.12	0.03	0.17	0.04
Diluted	0.12	0.03	0.17	0.04

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

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	May 31,	November 30,
	2004	2003

Finished goods	$ 2,602	$ 2,093
Work - in - process	4,780	4,671
Raw materials	7,298	6,346
	$14,680	$13,110

Inventories are presented net of aggregate inventory reserves of $3,054,000 at May 31, 2004 and $2,043,000 at November 30, 2003.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	May 31,	November 30,
	2004	2003

Land and improvements	$ 1,297	$ 1,127
Buildings and improvements	11,878	10,953
Machinery and equipment	24,060	22,633
	37,235	34,713
Less accumulated depreciation	23,764	22,067
	$13,471	$12,646

Note 7 - Goodwill Goodwill by reportable segment is as follows (in thousands):
	May 31,	November 30,
	2004	2003

Goodwill	$23,052	$20,187
Less accumulated amortization	2,168	2,168
Goodwill, net	$ 20,884	$ 18,019

Changes in the carrying amount of goodwill for the periods ended May 31, 2004 and 2003, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2004	2003	2004	2003

Goodwill, beginning of period	$ 20,884	$ 18,019	$ 18,019	$ 18,019

Goodwill acquired	-	-	2,865	-
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 20,884	$ 18,019	$ 20,884	$ 18,019

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products

Three Months Ended May 31, 2004

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 6,641

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 6,641

Three Months Ended May 31, 2003

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 3,776

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products

Six Months Ended May 31, 2004

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	2,865
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 6,641

Six Months Ended May 31, 2003

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 3,776

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	May 31,	November 30,
	2004	2003
Intangible assets:
Customer-related intangibles	$ 600	$ -
Patents and patent rights	591	589
Debt issuance costs	205	205
	1,396	794
Less accumulated amortization	585	530
	811	264
Other assets:
Deferred charges	284	228
	284	228

Other noncurrent assets	$ 1,095	$ 492

Amortization of intangible assets is expected to be approximately $152,000 for each of the next five fiscal years.

Note 9 - Debt Agreement

The Company maintains a $6,000,000 line of credit with its principal lending institution (the "Bank"), with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During the periods ended May 31, 2004 and 2003, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2004, the Company was in compliance with these debt covenants.

The current line of credit agreement expires April 30, 2005.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At May 31, 2004, the Company had no forward contracts outstanding.

Note 11 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 1,528	$ 248	$ 2,140	$ 416

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,013	12,934	12,996	12,940

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,013	12,934	12,996	12,940

Effect of dilutive
stock options	163	21	167	21
	13,176	12,955	13,163	12,961

Earnings per common share:

Basic	$ 0.12	$ 0.02	$ 0.16	$ 0.03
Diluted	$ 0.12	$ 0.02	$ 0.16	$ 0.03

Options to purchase 565,300 shares of Common Stock, at a weighted average exercise price of $9.47 per share, were outstanding at May 31, 2004, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At May 31, 2003, options to purchase 791,250 shares of Common Stock, at a weighted average exercise price of $7.58 per share, were similarly excluded.

Note 12- Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income	$ 1,528	$ 248	$ 2,140	$ 416

Foreign currency translation
adjustments	(149)	92	79	365
Change in fair value of derivatives	-	-	-	(17)

Comprehensive income	$ 1,379	$ 340	$ 2,219	$ 764

The components of accumulated other comprehensive loss are as follows (in thousands):
	May 31,	November 30,
	2004	2003

Foreign currency translation adjustments	$ (135)	$ (214)

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

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.00% in 2004 and 2003; volatility factor of the expected market price of the Company's Common Stock of 0.32 in 2004 and 0.50 in 2003; dividend yield of 0.00% each year; and a weighted average expected option life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income and earnings per common share would have been decreased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income as reported	$ 1,528	$ 248	$ 2,140	$ 416

Less: Stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	167	175	334	350

Pro forma net income	$ 1,361	$ 73	$ 1,806	$ 66

Earnings per common share:
Basic, as reported	$ 0.12	$ 0.02	$ 0.16	$ 0.03
Basic, pro forma	0.10	0.01	0.14	0.01

Diluted, as reported	0.12	0.02	0.16	0.03
Diluted, pro forma	0.10	0.01	0.14	0.01

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

The Company's current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company's Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru ("MLFT") filters. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended May 31, 2004 and 2003 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Three Months Ended May 31:
2004

Revenue from unaffiliated customers	$ 12,582	$ 5,306	$ 3,596	$ 21,484
Segment income	4,451	1,126	533	6,110

2003

Revenue from unaffiliated customers	10,932	2,795	1,743	15,470
Segment income (loss)	2,970	151	(15)	3,106

Six Months Ended May 31:
2004

Revenue from unaffiliated customers	$ 23,217	$ 9,952	$ 5,440	$ 38,609
Segment income	7,632	1,961	539	10,132

2003

Revenue from unaffiliated customers	21,722	5,589	3,405	30,716
Segment income (loss)	5,969	50	(29)	5,990

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Total income for reportable segments	$ 6,110	$ 3,106	$ 10,132	$ 5,990

Unallocated amounts:

Selling, general and administrative expense	(3,659)	(2,722)	(6,717)	(5,463)

Interest expense	(28)	(28)	(57)	(57)

Other income	45	44	97	203

Consolidated income before
provision for income taxes	$ 2,468	$ 400	$ 3,455	$ 673

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

The aggregate cash purchase price for SEI was approximately $5.6 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, SEI net sales of $1.3 million for the three month and six month periods ended May 31, 2004 have been included in the Company's consolidated net sales, and are reported within the Company's Frequency Control Products Group for operating segment purposes.

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

Executive Summary

During the second quarter of fiscal 2004, our sales increased $6.0 million or 38.9% from the same period last year. In addition to SEI product sales of $1.3 million, our increased sales reflect additional shipment volume throughout all of our business segments and virtually all of our major product lines. Shipments of our products to original equipment manufacturers in the telecommunications equipment industry were a significant driver of our increased sales. Our gross margins also increased, reflecting improved operating efficiencies and economies of scale realized with additional production and shipment volumes, and reduced labor costs from greater utilization of our low-cost manufacturing centers in Mexico and China. As a result, our overall profitability improved with net income and earnings per share of $1.5 million or 12 cents per share in the second quarter of fiscal 2004, compared to $248,000 or two cents per share a year ago.

Despite additional working capital requirements from increased shipments and production, we generated net cash from operations of $3.7 million during the first six months of fiscal 2004, up $789,000 from the comparable period last year.

Our financial position and liquidity remain strong. At May 31, 2004, after expending $5.6 million in cash for the acquisition of SEI in February 2004, our cash and cash equivalents were $21.8 million, our current ratio was 6.57 to 1.00, and our total debt to equity was 0.18 to 1.00.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and six months ended May 31, 2004 and 2003 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	69.5	77.5	71.6	78.0
Gross margin	30.5	22.5	28.4	22.0
Selling, general and administrative expense	19.1	20.0	19.5	20.3
Income from operations	11.4	2.5	8.9	1.7
Other income (expense)
Interest expense	(0.1)	(0.2)	(0.2)	(0.2)
Other income and expense, net	0.2	0.3	0.2	0.7
Income before provision for income taxes	11.5	2.6	8.9	2.2
Provision for income taxes	4.4	1.0	3.4	0.8
Net income	7.1%	1.6%	5.5%	1.4%

The following table sets forth the Company's net sales by reportable operating segments for the three months and six months ended May 31, 2004 and 2003 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003

Signal Integrity Products	$ 12,582	$ 10,932	$ 23,217	$ 21,722
Power Integrity Products and Management Systems	5,306	2,795	9,952	5,589
Frequency Control Products	3,596	1,743	5,440	3,405
	$ 21,484	$ 15,470	$ 38,609	$ 30,716

Second Quarter 2004 Versus Second Quarter 2003

Net Sales

Our net sales increased by $6.0 million during the period, with consolidated net sales of $21.5 million in the second quarter of fiscal 2004 and $15.5 million in the comparable quarter of 2003. In addition to SEI product sales of $1.3 million, our increased sales reflect additional shipment volume throughout all of our business segments and virtually all of our major product lines. Sales of power integrity products amounted to $4.6 million in the current quarter, up $2.3 million from the same quarter last year. Among other applications, these power products are incorporated into various telecom equipment including wireless base stations and telephone switching gear. Sales of power management systems were $699,000 during the second quarter of 2004, an increase of $213,000 from the second quarter of 2003. These advanced systems include power distribution units, fuse and breaker interface panels, and remote monitoring systems used in wireless base stations and other telecommunication infrastructure equipment. During the current quarter, sales of signal integrity products were $12.6 million, an increase of $1.6 million from the comparable period last year. Excluding SEI product sales, shipments of frequency control products were up $574,000 from a year ago. Our signal integrity and frequency control products are used in numerous applications and industries including telecommunications, military, aerospace, automotive, and medical. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the second quarter of fiscal 2004 amounted to $21.9 million, up 45.7% from the comparable period of 2003. Our sales order backlog at May 31, 2004, was $26.7 million, including SEI product backlog of $1.5 million. At November 30, 2003, our consolidated sales order backlog was approximately $24.6 million.

Gross Margin

In the second quarter of 2004, gross margin was $6.6 million or 30.5% of sales. For the second quarter of last year, gross margin was $3.5 million or 22.5% of sales. The improvement in gross margin percentage primarily reflects decreases in manufacturing overhead costs, from numerous cost reduction programs, and economies of scale realized with additional production and shipment volumes. In addition, our direct labor costs continue to decrease as a result of greater utilization of our low-cost manufacturing centers in Juarez, Mexico and Guangdong, China. During the current quarter, our direct labor costs were approximately 8.7% of sales, compared to 9.3% of sales for the same period last year.

At May 31, 2004, we had a total workforce of 1,013 employees, including SEI personnel of 41. A year ago, we had a total workforce of 795. We expect to continuously review our organization and cost structure to further improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

In the second quarter of fiscal 2004, selling expense amounted to $2.3 million or 10.7% of sales, compared to $1.8 million or 11.4% of sales in the same quarter of 2003. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was approximately $1.8 million in the second quarter of 2004, versus $1.3 million in the comparable quarter of 2003. The increase in general and administrative expense primarily reflects additional expenditures for legal and professional services and higher personnel costs.

Six Months 2004 Versus Six Months 2003

Net Sales

For the first half of fiscal 2004, our net sales increased by $7.9 million or 25.7%, with consolidated sales of $38.6 million in 2004 and $30.7 million in 2003. In addition to SEI product sales of $1.3 million, our increased sales reflect greater shipment volume for substantially all of our major product lines. This additional shipment volume was primarily driven by increased product demand among our customers in the telecommunication equipment industry. Compared to the first half of fiscal 2003, sales of power integrity products increased by $3.8 million or 78.3% during the first six months of fiscal 2004, sales of power management systems grew by $569,000, signal integrity product sales increased by $1.5 million or 6.9%, and sales of frequency control products (excluding SEI product sales) grew $756,000 or 22.2%. Average selling prices remained relatively constant throughout most of our product lines. Total customer orders received in the first half of fiscal 2004 amounted to $39.1 million, compared to $30.6 million in the same period last year.

Gross Margin

For the first six months of fiscal 2004, gross margin was $11.0 million or 28.4% of sales. In the first six months of fiscal 2003, gross margin was $6.8 million or 22.0% of sales. The improvement in gross margin percentage principally reflects decreases in manufacturing overhead costs, from consolidation and cost reduction programs, and economies of scale realized with additional production and shipment volumes. With greater utilization of our low-cost manufacturing centers in Juarez, Mexico and Guangdong, China, our direct labor costs have decreased. During the first half of fiscal 2004, our direct labor costs were approximately 8.7% of sales, compared to 9.6% of sales for the first half of fiscal 2003.

Selling, General and Administrative Expense

During the first half of fiscal 2004, selling expense amounted to $4.3 million or 11.1% of sales, compared to $3.6 million or 11.7% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. In addition, effective sales commission rates decreased slightly in 2004. General and administrative expense was approximately $3.3 million in the first six months of fiscal 2004, versus $2.6 million in the comparable period of 2003. The $700,000 increase in general and administrative expense primarily reflects additional expenditures for legal and professional services, higher personnel costs, and other operating expenses related to increased business levels.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $19,000 in the first half of fiscal 2004 upon the granting of PML technology licenses, compared to $98,000 in the same period last year. Although these licenses require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have.

Investment income of $71,000 in 2004 and $109,000 in 2003 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.1% in 2004 and 38.2% in 2003, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2003, approximately 40.0% of our sales were to customers in the telecommunications industry. Our three largest customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 15.9% of our total consolidated net sales in 2003. Throughout most of the last three years, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, difficulties in integrating acquired businesses and product lines, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the prevailing prime rate. At May 31, 2004, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At May 31, 2004, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The current line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At May 31, 2004, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At May 31, 2004, we had net working capital of $44.6 million, compared to $46.5 million at November 30, 2003. Our current ratio remained very strong throughout the first six months of fiscal 2004. At May 31, 2004, current assets were 6.57 times current liabilities, compared to 9.21 at the end of fiscal 2003.

In the first six months of fiscal 2004, our capital expenditures for property, plant and equipment amounted to $985,000. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At May 31, 2004, we had not entered into any material commitments for capital expenditures.

As previously indicated, we acquired all of the outstanding common stock of SEI on February 27, 2004. The net cash purchase price for SEI of approximately $5.6 million was entirely funded through available cash reserves.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first six months of fiscal 2004, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of May 31, 2004, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$ 2,126	$ 20	$ 390	$ 290	$ 295	$ 100	$ 1,031
Operating leases	1,650	427	597	397	229	-	-

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

Despite increased working capital requirements, net cash generated by operating activities amounted to $3.7 million during the first six months of fiscal 2004. As a result of increased shipments and production requirements during the first half of fiscal 2004, accounts receivable and inventories increased by $1.7 million and $1.2 million, respectively. Net cash generated by operating activities amounted to $2.9 million during the comparable period of fiscal 2003. This positive cash flow was primarily achieved through improved inventory turnover rates and related inventory reductions. During the first half of 2003, as a result of numerous inventory control procedures, aggregate inventories decreased by $1.1 million.

At May 31, 2004, the aggregate carrying value of goodwill was $20.9 million or 23.7% of our total assets and 28.0% of our total stockholders' equity. This amount includes approximately $2.9 million of goodwill recognized in connection with our acquisition of SEI. On an annual basis, and when there is a reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no impairment losses need be recognized in any of the periods presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2004, our allowance for doubtful accounts was $1.1 million, or approximately 7.5% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2004. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2004, we had recorded inventory reserves in the aggregate amount of $3.1 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At May 31, 2004, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2004, no interest rate swap agreements were outstanding.

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

(b)  Change in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended at May 31, 2004, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 5, 2004 at the Clarion Hotel, Bel-Aire Conference Center, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 A.M. All proposals as described in the Company's Proxy Statement dated March 1, 2004 were approved. Below are details of the matters voted upon at the meeting.

Proposal 1 - Election of Directors

Elections were held for one (1) director to serve until the 2005 Annual Meeting and for three (3) directors to serve until the 2007 Annual Meeting. The results of the votes are as follows:

Name	Votes For	Votes Withheld
Paul S. Bates	11,940,690	762,765
John M. Petersen	8,028,020	4,675,435
Richard A. Southworth	11,967,630	735,825
James F. Toohey	8,014,814	4,688,641

Proposal 2 - Amendment to Stock Option Plan

The 1995 Stock Option Plan (the "Plan") was amended by the Board of Directors in November 2003, subject to approval by the shareholders. The only change to the Plan was to extend the term of the Plan for an additional ten years from its current expiration date. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
4,070,012	2,392,756	1,500,259

Proposal 3 - Appointment of Independent Auditors

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's independent auditors for the fiscal year ending November 30, 2004, subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
12,006,316	679,114	18,025

Top of Report

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
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
On March 18, 2004, the Company filed a press release announcing its financial results for the first quarter ended February 29, 2004.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: June 30, 2004	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

Exhibit 31.1

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:
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
Date: June 30, 2004

/s/Richard A. Southworth RICHARD A. SOUTHWORTH President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared:
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
Date: June 30, 2004

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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended May 31, 2004, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 30th day of June 2004.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report