Form 10-Q
period 2004-08-31
SPECTRUM CONTROL INC
filed 2004-09-29
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2004	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2004
Common, no par value	13,029,552

Item 1.  Financial Statements

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$ 23,348	$ 24,779
Accounts receivable, less allowances of $1,145
in 2004 and $919 in 2003	13,241	11,521
Inventories	14,421	13,110
Deferred income taxes	1,404	1,404
Income tax refund receivable	-	822
Prepaid expenses and other current assets	750	578
Total current assets	53,164	52,214

Property, plant and equipment, net	13,532	12,646

Other assets
Goodwill, net	20,884	18,019
Other noncurrent assets	879	492
Total other assets	21,763	18,511

Total assets	$ 88,459	$ 83,371

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 3,751	$ 3,147
Income taxes payable	35	114
Accrued liabilities	3,104	2,126
Current portion of long-term debt	285	285
Total current liabilities	7,175	5,672

Long-term debt	1,831	2,106

Deferred income taxes	3,906	3,549

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,705,552
shares in 2004 and 13,634,585 in 2003	44,162	43,916
Retained earnings	35,107	31,970
Treasury stock, 676,000 shares in 2004
and 2003, at cost	(3,628)	(3,628)
Accumulated other comprehensive loss	(94)	(214)
Total stockholders' equity	75,547	72,044

Total liabilities and stockholders' equity	$ 88,459	$ 83,371

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2004	2003	2004	2003

Net sales	$20,180	$15,354	$58,789	$46,070

Cost of products sold	14,604	12,349	42,262	36,315

Gross margin	5,576	3,005	16,527	9,755

Selling, general and
administrative expense	3,984	2,977	11,520	9,200

Income from operations	1,592	28	5,007	555

Other income ( expense ) :
Interest expense	(29)	(32)	(86)	(89)
Other income and expense, net	49	48	146	251
	20	16	60	162

Income before provision
for income taxes	1,612	44	5,067	717

Provision for income taxes	615	15	1,930	272

Net income	$ 997	$ 29	$ 3,137	$ 445

Earnings per common share :
Basic	$ 0.08	$ -	$ 0.24	$ 0.03
Diluted	$ 0.08	$ -	$ 0.24	$ 0.03

Average number of common shares
outstanding :
Basic	13,026	12,929	13,006	12,936
Diluted	13,177	13,004	13,168	12,975

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Nine Months Ended
	August 31,
	2004	2003
Cash Flows From Operating Activities :
Net income	$ 3,137	$ 445
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	2,534	2,853
Amortization	93	44
Deferred income taxes	357	51
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	(1,096)	261
Inventories	(983)	1,817
Prepaid expenses and other assets	775	(415)
Accounts payable and accrued expenses	1,257	197
Net cash provided by operating activities	6,074	5,253

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(1,894)	(608)
Payment for acquired businesses, net of cash received	(5,577)	-
Net cash used in investing activities	(7,471)	(608)

Cash Flows From Financing Activities :
Repayment of long-term debt	(275)	(274)
Purchase of common stock	-	(91)
Net proceeds from issuance of common stock	246	-
Net cash used in financing activities	(29)	(365)

Effect of exchange rate changes on cash	(5)	(13)

Net increase (decrease) in cash and cash equivalents	(1,431)	4,267

Cash and cash equivalents, beginning of period	24,779	19,934

Cash and cash equivalents, end of period	$ 23,348	$ 24,201

Cash paid during the period for :
Interest	$ 115	$ 101
Income taxes	1,698	214

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2004

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

Note 4 - Acquisition

On February 27, 2004, the Company acquired all of the outstanding common stock of Salisbury Engineering, Inc. ("SEI"). SEI, based in Delmar, Delaware, designs and manufactures a full line of radio frequency ("RF") and microwave components and systems used primarily in military and aerospace applications. SEI's current products include microwave synthesizers, multiple channel filter banks and preselectors, and global positioning system ("GPS") noise amplifiers. These complex systems incorporate advanced technologies and significantly expand the Company's microwave capabilities. In addition, SEI's microwave component offerings (miniature chip filters, lumped element filters, band reject filters, cavity filters, and waveguides) are a natural complement to the Company's existing frequency control product offerings. As a result of offering a more comprehensive RF and microwave product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for SEI products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

The goodwill acquired has been assigned to the Company's Frequency Control Products Group reportable operating segment. For tax purposes, the Company expects to amortize the acquired goodwill ratably over a 15-year period.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2004	2003	2004	2003

Net sales	$20,180	$16,210	$59,950	$48,819

Net income (loss)	997	(25)	3,225	438

Earnings per common share:
Basic	0.08	-	0.25	0.03
Diluted	0.08	-	0.24	0.03

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

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	August 31,	November 30,
	2004	2003

Finished goods	$ 2,621	$ 2,093
Work - in - process	4,465	4,671
Raw materials	7,335	6,346
	$14,421	$13,110

Inventories are presented net of aggregate inventory reserves of $3,060,000 at August 31, 2004 and $2,043,000 at November 30, 2003.

Note 6 - Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	August 31,	November 30,
	2004	2003

Land and improvements	$ 1,297	$ 1,127
Buildings and improvements	11,966	10,953
Machinery and equipment	24,888	22,633
	38,151	34,713
Less accumulated depreciation	24,619	22,067
	$13,532	$12,646

Note 7 - Goodwill Goodwill consists of the following (in thousands):
	August 31,	November 30,
	2004	2003

Goodwill	$23,052	$20,187
Less accumulated amortization	2,168	2,168
Goodwill, net	$ 20,884	$ 18,019

Changes in the carrying amount of goodwill for the periods ended August 31, 2004 and 2003, in total and for each reportable segment, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2004	2003	2004	2003

Goodwill, beginning of period	$ 20,884	$ 18,019	$ 18,019	$ 18,019

Goodwill acquired	-	-	2,865	-
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 20,884	$ 18,019	$ 20,884	$ 18,019

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products

Three Months Ended August 31, 2004

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 6,641

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 6,641

Three Months Ended August 31, 2003

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 3,776

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products

Nine Months Ended August 31, 2004

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	2,865
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 6,641

Nine Months Ended August 31, 2003

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 3,776

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	August 31,	November 30,
	2004	2003
Intangible assets:
Customer-related intangibles	$ 600	$ -
Patents and patent rights	591	589
Debt issuance costs	205	205
	1,396	794
Less accumulated amortization	624	530
	772	264
Other assets:
Deferred charges	107	228
	107	228

Other noncurrent assets	$ 879	$ 492

Amortization of intangible assets is expected to be approximately $152,000 for each of the next five fiscal years.

Note 9 - Debt Agreement

The Company maintains a $6,000,000 line of credit with its principal lending institution (the "Bank"), with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During the periods ended August 31, 2004 and 2003, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2004, the Company was in compliance with these debt covenants. The current line of credit agreement expires April 30, 2005.

The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,206,000 (Euro 1,000,000). During the periods ended August 31, 2004 and 2003, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At August 31, 2004, the Company had no forward contracts outstanding.

Note 11 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 997	$ 29	$ 3,137	$ 445

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,026	12,929	13,006	12,936

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,026	12,929	13,006	12,936

Effect of dilutive stock options	151	75	162	39
	13,177	13,004	13,168	12,975
Earnings per common share:

Basic	$ 0.08	$ 0.00	$ 0.24	$ 0.03
Diluted	$ 0.08	$ 0.00	$ 0.24	$ 0.03

Options to purchase 576,800 shares of Common Stock, at a weighted average exercise price of $9.44 per share, were outstanding at August 31, 2004, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At August 31, 2003, options to purchase 474,800 shares of Common Stock, at a weighted average exercise price of $9.12 per share, were similarly excluded.

Note 12 - Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income	$ 997	$ 29	$ 3,137	$ 445

Foreign currency translation
adjustments	41	1	120	366
Change in fair value of derivatives	-	-	-	(17)

Comprehensive income	$ 1,038	$ 30	$ 3,257	$ 794

The components of accumulated other comprehensive loss are as follows (in thousands):
	August 31,	November 30,
	2004	2003

Foreign currency translation adjustments	$ (94)	$ (214)

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

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income and earnings per common share would have been decreased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income
as reported	$ 997	$ 29	$ 3,137	$ 445
Less: Stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	167	173	501	519
Pro forma net income (loss)	$ 830	$ (144)	$ 2,636	$ (74)

Earnings (loss) per common share:
Basic, as reported	$ 0.08	$ 0.00	$ 0.24	$ 0.03
Basic, pro forma	0.06	(0.01)	0.20	(0.01)

Diluted, as reported	0.08	0.00	0.24	0.03
Diluted, pro forma	0.06	(0.01)	0.20	(0.01)

Note 14 - Reportable Operating Segments

The Company was founded as a solutions- oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance.

The Company's current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company's Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru ("MLFT") filters. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, synthesizers, multiple channel filter banks, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income (loss) have been consistently applied. Reportable segment information for the periods ended August 31, 2004 and 2003 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frquency Control Products	Total
Three Months Ended August 31:

2004

Revenue from unaffiliated customers	$ 12,854	$ 3,949	$ 3,377	$ 20,180
Segment income (loss)	4,321	795	(14)	5,102

2003

Revenue from unaffiliated customers	10,369	3,301	1,684	15,354
Segment income (loss)	2,557	140	(54)	2,643

Nine Months Ended August 31:

2004

Revenue from unaffiliated customers	$ 36,071	$ 13,901	$ 8,817	$ 58,789
Segment income	11,953	2,753	527	15,233

2003

Revenue from unaffiliated customers	32,091	8,890	5,089	46,070
Segment income (loss)	8,526	190	(83)	8,633

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2004	2003	2004	2003
Total income for reportable
segments	$ 5,102	$ 2,643	$ 15,233	$ 8,633

Unallocated amounts:

Selling, general and
administrative expense	(3,510)	(2,615)	(10,226)	(8,078)

Interest expense	(29)	(32)	(86)	(89)

Other income	49	48	146	251

Consolidated income before
provision for income taxes	$ 1,612	$ 44	$ 5,067	$ 717

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

Our operations are currently conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. Our Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru ("MLFT") filters. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguide filters, synthesizers, multiple channel filter banks, and related products and systems.

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

The aggregate cash purchase price for SEI was approximately $5.6 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, SEI net sales of $1.1 million for the three month period ended August 31, 2004, and $2.4 million for the nine month period ended August 31, 2004 have been included in the Company's consolidated net sales, and are reported within the Company's Frequency Control Products Group for operating segment purposes.

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

Executive Summary

During the third quarter of fiscal 2004, our sales increased $4.8 million or 31.4% from the same period last year. In addition to SEI product sales of $1.1 million, our increased sales reflect additional shipment volume throughout most of our business segments and major product lines. Shipments of our products to original equipment manufacturers in the telecommunications equipment industry were a significant driver of our increased sales. Our gross margin also increased to 27.6% of sales, from 19.6% of sales a year ago, reflecting improved operating efficiencies and economies of scale realized with additional production and shipment volumes. As a result, our overall profitability improved with net income and earnings per share of $997,000 or eight cents per share in the third quarter of fiscal 2004, compared to a breakeven performance a year ago.

Despite additional working capital requirements from increased shipments and production, we generated net cash from operations of $6.1 million during the first nine months of fiscal 2004, up $821,000 from the comparable period last year.

Our financial position and liquidity remain strong. At August 31, 2004, our cash and cash equivalents were $23.3 million, our current ratio was 7.41 to 1.00, and our total debt to equity was 0.17 to 1.00.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and nine months ended August 31, 2004 and 2003 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.4	80.4	71.9	78.8
Gross margin	27.6	19.6	28.1	21.2
Selling, general and
administrative expense	19.7	19.4	19.6	20.0
Income from operations	7.9	0.2	8.5	1.2
Other income (expense)
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income and expense, net	0.2	0.3	0.2	0.5
Income before provision
for income taxes	8.0	0.3	8.6	1.5
Provision for income taxes	3.0	0.1	3.3	0.6
Net income	5.0%	0.2%	5.3%	0.9%

The following table sets forth the Company's net sales by reportable operating segments for the three months and nine months ended August 31, 2004 and 2003 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003

Signal Integrity Products	$ 12,854	$ 10,369	$ 36,071	$ 32,091
Power Integrity Products and
Management Systems	3,949	3,301	13,901	8,890
Frequency Control Products	3,377	1,684	8,817	5,089
	$ 20,180	$ 15,354	$ 58,789	$ 46,070

Third Quarter 2004 Versus Third Quarter 2003

Net Sales

Our net sales increased by $4.8 million during the period, with consolidated net sales of $20.2 million in the third quarter of fiscal 2004 and $15.4 million in the comparable quarter of 2003. In addition to SEI product sales of $1.1 million, our increased sales reflect additional shipment volume for our signal integrity products, frequency control products and power management systems. During the current quarter, sales of signal integrity products were $12.9 million, an increase of $2.5 million from the comparable period last year. Excluding SEI product sales, shipments of frequency control products were up $616,000 from a year ago. Our signal integrity and frequency control products are used in numerous applications and industries including telecommunications, military, aerospace, automotive and medical. Sales of power management systems were $1.2 million during the third quarter of 2004, an increase of $971,000 from the third quarter of 2003. These advanced systems include power distribution units, fuse and breaker interface panels, and remote monitoring systems used in wireless base stations and other telecommunication infrastructure equipment. Sales of our power integrity products amounted to $2.7 million in the current quarter, compared to $3.0 million in the comparable period last year. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the third quarter of fiscal 2004 amounted to $20.0 million, up 28.6% from the comparable period of 2003. Our sales order backlog at August 31, 2004, was $27.2 million. At November 30, 2003, our consolidated sales order backlog was $24.6 million.

Gross Margin

In the third quarter of 2004, gross margin was $5.6 million or 27.6% of sales. For the third quarter of last year, gross margin was $3.0 million or 19.6% of sales. The improvement in gross margin percentage primarily reflects decreases in manufacturing overhead costs, from numerous cost reduction programs, and economies of scale realized with additional production and shipment volumes. Total manufacturing overhead expense was $6.9 million or 34.0% of sales in the third quarter of 2004, versus $6.3 million or 41.3% of sales for the comparable period of 2003.

At August 31, 2004, we had a total workforce of 952 employees, including SEI personnel of 46. We expect to continually review our organization and cost structure to further improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

As a percentage of sales, selling expense remained relatively stable throughout the period. In the third quarter of 2004, selling expense amounted to $2.3 million or 11.3% of sales, compared to $1.7 million or 11.2% of sales in the same quarter of 2003. General and administrative expense was approximately $1.7 million in the third quarter of 2004, versus $1.3 million in the comparable quarter of 2003. The increase in general and administrative expense primarily reflects higher personnel costs and additional expenditures for legal and professional services.

Nine Months 2004 Versus Nine Months 2003

Net Sales

For the first nine months of fiscal 2004, our net sales increased by $12.7 million or 27.6%, with consolidated sales of $58.8 million in 2004 and $46.1 million in 2003. In addition to SEI product sales of $2.4 million, our increased sales reflect greater shipment volume for substantially all of our major product lines. This additional shipment volume was primarily driven by increased product demand among our customers in the telecommunication equipment industry. Compared to the first nine months of last year, sales of power integrity products increased by $3.4 million or 43.6% during the first nine months of fiscal 2004, sales of power management systems grew by $1.5 million or 55.8%, signal integrity product sales increased by $4.0 million or 12.4%, and sales of frequency control products (excluding SEI product sales) grew $1.4 million or 26.9%. Average selling prices remained relatively constant throughout most of our product lines. Total customer orders received in the first nine months of fiscal 2004 amounted to $59.1 million, compared to $46.2 million in the same period last year.

Gross Margin

For the first nine months of fiscal 2004, gross margin was $16.5 million or 28.1% of sales. In the first nine months of fiscal 2003, gross margin was $9.8 million or 21.2% of sales. The improvement in gross margin percentage principally reflects decreases in manufacturing overhead costs, from consolidation and cost reduction programs, and economies of scale realized with additional production and shipment volumes. With greater utilization of our low-cost manufacturing centers in Juarez, Mexico and Dong Guan, China, our direct labor costs have also decreased. During the first nine months of fiscal 2004, our direct labor costs were approximately 9.0% of sales, compared to 9.6% of sales for the same period of fiscal 2003.

Selling, General and Administrative Expense

During the first nine months of fiscal 2004, selling expense amounted to $6.5 million or 11.1% of sales, compared to $5.4 million or 11.6% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. In addition, effective sales commission rates decreased slightly in 2004. General and administrative expense was $5.0 million in the first nine months of fiscal 2004, versus $3.8 million in the comparable period of 2003. The $1.2 million increase in general and administrative expense primarily reflects higher personnel costs, additional expenditures for legal and professional services, and other operating expenses related to increased business levels.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $19,000 in the first nine months of fiscal 2004 upon the granting of PML technology licenses, compared to $98,000 in the same period last year. Although these licenses require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have.

Investment income of $105,000 in 2004 and $157,000 in 2003 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.1% in 2004 and 37.9% in 2003, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

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

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the prevailing prime rate. At August 31, 2004, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At August 31, 2004, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The current line of credit agreement expires on April 30, 2005.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At August 31, 2004, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At August 31, 2004, we had net working capital of $46.0 million, compared to $46.5 million at November 30, 2003. Our current ratio remained very strong throughout the first nine months of fiscal 2004. At August 31, 2004, current assets were 7.41 times current liabilities, compared to 9.21 at the end of fiscal 2003.

In the first nine months of fiscal 2004, our capital expenditures for property, plant and equipment amounted to $1.9 million. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At August 31, 2004, we had not entered into any material commitments for capital expenditures.

As previously indicated, we acquired all of the outstanding common stock of SEI on February 27, 2004. The net cash purchase price for SEI of approximately $5.6 million was entirely funded through available cash reserves.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2004, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of August 31, 2004, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt	$ 2,116	$ 10	$ 390	$ 290	$ 295	$ 100	$ 1,031
Operating leases	1,437	214	597	397	229	-	-

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

Despite increased working capital requirements, net cash generated by operating activities amounted to $6.1 million during the first nine months of fiscal 2004. As a result of increased shipments and production requirements during the first three quarters of fiscal 2004, accounts receivable and inventories increased by $1.1 million and $1.0 million, respectively. Net cash generated by operating activities amounted to $5.3 million during the comparable period of fiscal 2003. This positive cash flow was primarily achieved through improved inventory turnover rates and related inventory reductions. During the first nine months of fiscal 2003, as a result of numerous inventory control procedures, aggregate inventories decreased by $1.8 million.

At August 31, 2004, the aggregate carrying value of goodwill was $20.9 million or 23.6% of our total assets and 27.6% of our total stockholders' equity. This amount includes approximately $2.9 million of goodwill recognized in connection with our acquisition of SEI. On an annual basis, and when there is a reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no impairment losses need be recognized in any of the periods presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2004, our allowance for doubtful accounts was $1.1 million, or approximately 8.0% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2004 and 2005. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2004, we had recorded inventory reserves in the aggregate amount of $3.1 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At August 31, 2004, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2004, no interest rate swap agreements were outstanding.

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
There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended at August 31, 2004, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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
On June 17, 2004, the Company filed a press release announcing its financial results for the second quarter ended May 31, 2004.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: September 30, 2004	By: /s/ John P. Freeman
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
Date: September 30, 2004
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
Date: September 30, 2004
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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended August 31, 2004, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 30th day of September 2004.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report