Form 10-K
period 2004-11-30
SPECTRUM CONTROL INC
filed 2005-02-23
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

At January 31, 2005, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $7.34 was $41,244,671. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 31, 2005, the registrant had outstanding 13,029,552 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 4, 2005 are incorporated by reference into Part III of this Form 10-K.

2 of 63

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

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, manufacture and market a broad line of control products and systems used to condition, regulate and govern electronic performance. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). Over the past several years, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of control products and systems. Our Signal Integrity Products Group designs and manufactures various low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru (“MLFT”) filters. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management and monitoring systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and systems. Our products are used in many different industries including telecommunications, aerospace, military, medical, computer, automotive, and industrial control equipment.

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

Spectrum Control de Mexico, a wholly-owned subsidiary of the Company located in Juarez, Mexico, commenced operations in June 2000 as the Company’s low-cost manufacturing center for North America. Currently, this subsidiary manufactures various signal integrity, power integrity, and frequency control products for commercial applications.

3 of 63

Spectrum FSY Microwave, Inc. (formerly FSY Microwave, Inc.), a wholly-owned subsidiary located in Columbia, Maryland, designs and manufactures a broad line of RF and microwave filters, and related products and systems.

Spectrum Control (Hong Kong) Limited (“Spec HK”), a wholly-owned subsidiary of the Company, currently operates as a logistics center for our sales in Asia.

Spectrum Control Electronics (Dongguan) Co. Ltd. (“Spec China”), a wholly-owned subsidiary of Spec HK located in Qiaotou Town, China, commenced operations in 2003 as the Company’s low-cost manufacturing center for Asia. Currently, Spec China manufactures certain signal and power integrity products for our China telecom equipment customers.

RECENT DEVELOPMENTS

On October 15, 2004, we acquired substantially all of the assets and assumed certain liabilities of the radio frequency (“RF”) and microwave Components Business Unit (“CBU”) of REMEC, Inc. CBU, based in Palm Bay, Florida, designs and manufactures RF and microwave components for military, aerospace and commercial wireless markets. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and cable TV systems. The aggregate cash purchase price for CBU was $8.1 million.

On February 27, 2004, we acquired all of the outstanding common stock of Salisbury Engineering, Inc. (“SEI”). SEI, based in Delmar, Delaware, designs and manufactures a full line of RF and microwave components and systems used primarily in military and aerospace applications. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors, and global positioning system noise amplifiers. The aggregate cash purchase price for SEI was $5.6 million.

With the acquisitions of CBU and SEI, we significantly expanded our microwave product offerings and capabilities. As a result of offering a more comprehensive RF and microwave product line to customers, we believe that we can gain market share and increase revenues. We also believe that our existing customer relationships and manufacturing capabilities will provide additional revenue opportunities and improved profitability for CBU and SEI products.

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in our consolidated financial statements since their respective acquisition dates. Accordingly, CBU net sales of $1.5 million and SEI net sales of $3.3 million have been included in our consolidated net sales for the year ended November 30, 2004. For operating segment purposes, these acquired businesses are reported within our Frequency Control Products Group.

MARKETS

Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which collectively represented approximately 79% of our fiscal year 2004 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, Internet servers, optical networks, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, secure communications, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Our other primary markets include medical instrumentation, industrial control equipment, computer and office equipment.

4 of 63

TELECOMMUNICATIONS EQUIPMENT

Throughout most of the last four years, the telecommunications equipment industry has experienced a severe slowdown and extreme volatility. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. Beyond the current economic uncertainty in the telecommunications equipment market, we believe the factors fostering long-term market growth remain in place. Prior to 2001, the telecommunications industry experienced significant worldwide growth. This growth primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services (“PCS”), and satellite-based voice and data systems also contributed to this growth. As demand for wireless communication services continue to grow, and industry-wide excess inventory levels are consumed, service providers will need to make substantial investments in new equipment and infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market’s long-term growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

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

A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider’s coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user. The Company provides discrete EMI filters, filtered arrays, filtered connectors, power integrity products, low phase noise amplifiers, and power management systems to original equipment manufacturers (“OEM’s”) of base station equipment. In addition, the Company’s products are used in numerous other telecommunication applications including optical networks and switching equipment, wireless modems and LANs, Internet servers and global positioning systems. Using our solutions-oriented approach, we provide our OEM customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

Approximately 43% of the Company’s total revenue during fiscal year 2004 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

5 of 63

MILITARY/AEROSPACE

Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions (such as AMRAAM and JDAM), and radar systems. The Company provides low pass filters, multisection assemblies, and various microwave components and subsystems to major equipment manufacturers for installation into these systems. The Company’s customers, in turn, sell their equipment to major aerospace manufacturers or directly to governments. The Company also provides various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades.

Military/aerospace sales were approximately $28.6 million in 2004 or 36% of our sales, compared to $20.0 million in 2003 or 32% of total sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. In addition, overall market conditions in the commercial aerospace industry are currently very soft. Accordingly, while the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.

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

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. We maintain a state-of-the-art ceramic production facility with advanced manufacturing equipment primarily designed for the production of ceramic capacitors. These ceramic products are critical components of our signal integrity products. Our extensive ceramic capability and expertise enable us to maintain short lead times for our signal product prototyping and production orders. We also maintain a metal fabrication facility with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power integrity and management systems product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

We Offer High Quality, High Performance Products. Our customers demand a high level of quality and performance. We believe we meet our customers’ requirements for high quality products manufactured to increasingly exacting specifications, including performance and quality standards that are set by agencies and other governmental bodies whose regulations may apply to specific telecommunications or other equipment. We emphasize a quality culture, driving continuous product improvement and a company-wide commitment to quality. As part of our commitment to high quality manufacturing, all of our domestic and foreign manufacturing facilities have achieved and maintain ISO 9001 certification, and we have been approved by defense customers under the requirements of the U.S. military quality system. Four of our North American facilities also have achieved and maintained the automotive industry quality standard of QS 9000.

6 of 63

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

Leveraging Our Status as a Strategic Supplier to our OEM Customers. Our status as a strategic supplier to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over our competitors. We use our position as a strategic supplier to these OEM customers to accelerate the introduction of new, more complex electronic control products and systems at higher profit margins. We seek to solidify our status as a strategic supplier to our OEM customers by continuing to provide:

•	High levels of service;

•	Extensive product lines;

•	Custom and collaborative product design and manufacturing capabilities;

•	Product delivery flexibility and reliability; and

•	High quality products

Introducing New Signal and Power Integrity Product Lines. We are broadening our product lines to include a more comprehensive range of signal and power integrity products. In fiscal 2004, for example, our product development efforts enabled us to introduce a complete line of surface mount filter solutions for addressing EMI at the printed circuit board (“PCB”) level. This new line of surface mount inductors, low pass filters, high frequency filters, and power EMI filters is designed to offer high performance EMI filtering in a minimal PCB footprint. These new products are ideal for applications where smaller size is critical, including certain digital equipment, wireless base stations, modems, DSL equipment, global positioning systems (“GPS”), and LAN networking equipment. On an ongoing basis, our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices and optical networking applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing signal and power integrity products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

Expanding in Markets for Higher Margin Power Management Systems. We continue to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a provider of more complex, higher margin power management systems. We have successfully introduced our SMART start and SMART start Jr. products. These multifunctional units direct and manage power to connected servers and networking equipment, while providing remote operational flexibility and control. We intend to develop and introduce additional higher-margin advanced product offerings in the future.

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core business. With the acquisitions of CBU and SEI in fiscal 2004, we significantly expanded our microwave product offerings and capabilities. We believe CBU and SEI products are a natural complement to our existing SPECWAVE line of ceramic-based wireless products. With these acquisitions, we can now offer our customers a much broader line of frequency control products and custom engineered wireless solutions. Frequency control products represent a significant growth opportunity for us, with a total world market much larger than our traditional EMI filter market.

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

7 of 63

Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-efficient manufacturing equipment and processes, and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost of our products by increasing materials efficiency, improving production yields, and utilizing in-house metal fabrication capabilities. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Qiaotou Town, China (located in the Guangdong province of southern China). In addition to supplying product to our telecom customers in China, we expect our China manufacturing operation to ultimately enable us to participate in new Asian markets and become a low-cost center capable of competing in highly cost competitive industries, such as automotive.

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

During the year ended November 30, 2004, approximately 59% of the Company’s total revenue was generated from the sale of signal integrity products.

8 of 63

FREQUENCY CONTROL PRODUCTS

The Company manufactures and sells coaxial ceramic resonators, bandpass filters, patch antennas, and duplexers. These products primarily serve the communications industry with applications in wireless telephones and base stations, satellite transceivers, GPS, wireless modems and LANS, and CATV. In addition, the Company also manufactures and sells lumped element filters, cavity filters, combiners, waveguide filters, and related systems. These components and systems are used in wireless base stations and amplifiers, as well as numerous military, aerospace and medical applications.

With the acquisitions of CBU and SEI in fiscal 2004, the Company significantly expanded its frequency control product offerings. CBU designs and manufactures amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and CATV. SEI’s products include microwave synthesizers, multiple channel filter banks and preselectors, and GPS amplifiers. These complex components and systems are primarily used in military and aerospace applications.

During the year ended November 30, 2004, approximately 17% of the Company’s total revenue was generated from the sale of frequency control products.

POWER INTEGRITY PRODUCTS

The Company’s power product offerings currently include commercial custom assemblies, multisection filters, power line filters, power entry modules, and power terminal blocks. The Company’s multisection products primarily serve the military/aerospace market with applications in satellite communications, electronic warfare, and ground/air weapons systems. Other power products are principally used in communications equipment, including telecommunication racks, wireless base stations, Internet servers, and networks.

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

During the year ended November 30, 2004, approximately 24% of the Company’s total revenue was generated from the sale of power integrity products and power management systems.

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

The Company’s current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company’s Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru (“MLFT”) filters. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, mutiple channel filter banks, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

9 of 63

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

10 of 63

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2004, 2003, and 2002, reportable segment information is as follows (in thousands):

2004	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$47,793	$19,146	$13,538	$80,477
Depreciation expense	2,175	737	395	3,307
Segment income	15,970	3,978	700	20,648
Segment assets
Tangible assets	14,661	6,584	9,011	30,256
Goodwill	10,557	3,686	7,776	22,019
Capital expenditures	979	526	625	2,130

2003	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$42,362	$13,442	$7,181	$62,985
Depreciation expense	2,799	740	130	3,669
Segment income	11,171	1,085	11	12,267
Segment assets
Tangible assets	16,084	6,601	1,872	24,557
Goodwill	10,557	3,686	3,776	18,019
Capital expenditures	679	62	86	827

2002	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$41,230	$11,845	$4,138	$57,213
Depreciation expense	3,460	868	76	4,404
Segment income (loss)	9,344	(605)	2	8,741
Segment assets
Tangible assets	20,013	6,656	1,995	28,664
Goodwill	14,333	3,686	—	18,019
Capital expenditures	337	81	20	438

11 of 63

For the years ended November 30, 2004, 2003, and 2002, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2004	2003	2002
Total depreciation expense for reportable segments	$3,307	$3,669	$4,404
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	131	129	125

Consolidated depreciation expense	$3,438	$3,798	$4,529

Income (loss) before provision for income taxes	2004	2003	2002
Total income for reportable segments	$20,648	$12,267	$8,741
Unallocated amounts:
Selling, general and administrative expense	(13,943)	(11,037)	(10,995)
Interest expense	(112)	(136)	(140)
Other income and expense, net	184	319	1,191

Consolidated income (loss) before provision for income taxes	$6,777	$1,413	$(1,203)

Assets	2004	2003	2002
Total assets for reportable segments	$52,275	$42,576	$46,683
Unallocated amounts:
Cash and cash equivalents	17,535	24,779	19,934
Accounts receivable	15,484	11,521	10,035
Other assets	6,055	4,495	5,172

Total consolidated assets	$91,349	$83,371	$81,824

Capital expenditures	2004	2003	2002
Total capital expenditures for reportable segments	$2,130	$827	$438
Capital expenditures related to selling, general and administrative activities	86	88	78

Total consolidated capital expenditures	$2,216	$915	$516

12 of 63

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2004, 2003, and 2002 is as follows (in thousands):

2004	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$50,649	$621	$4,457	$7,431	$17,319	$80,477
Long-lived assets:
Property, plant and equipment	15,579	132	41	214	—	15,966
Intangible assets	24,277	—	—	—	—	24,277

2003	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$40,149	$369	$4,289	$4,587	$13,591	$62,985
Long-lived assets:
Property, plant and equipment	12,447	162	37	—	—	12,646
Intangible assets	18,283	—	—	—	—	18,283

2002	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$38,482	$201	$2,548	$3,510	$12,472	$57,213
Long-lived assets:
Property, plant and equipment	15,277	226	40	—	—	15,543
Intangible assets	18,313	—	—	—	—	18,313

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

Sales to the Company’s largest single customer (Motorola, Inc.) represented 9% in 2004, 8% in 2003, and 7% in 2002 of total consolidated net sales. Sales to this major customer primarily consisted of signal and power integrity products.

13 of 63

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. The Company’s Ceramic Components Division in New Orleans, Louisiana, designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. The tubular and discoidal capacitors are primarily utilized in the manufacture of electronic filter products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company’s facility in Juarez, Mexico. The Company designs and manufacturers its frequency control products in several locations. In Columbia, Maryland, we currently design numerous frequency control products including lumped element filters, cavity filters, combiners and waveguides. In addition to Columbia, Maryland, these products are manufactured at our facility in Juarez, Mexico. With the acquisitions of CBU and SEI in fiscal 2004, we also design and manufacture RF and microwave components in Palm Bay, Florida, and Delmar, Delaware. The design of our power integrity products and management systems is performed at our facility in Fairview, Pennsylvania, with the manufacturing of these products conducted at our facilities in Juarez, Mexico; Wesson, Mississippi; Qiaotou Town, China; and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

The Company’s customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, all of the Company’s facilities have achieved and maintain ISO 9001 certification, and four of the Company’s North American facilities have achieved and maintain the automotive industry quality standard of QS 9000.

In recent years, a majority of the Company’s capital investment has been expended to establish new production lines and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.

SALES AND DISTRIBUTION

The Company sells its products primarily through manufacturers’ representatives, managed by the Company’s internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company also maintains within its sales organization employees dedicated to new business development as well as additional employees dedicated to distribution sales management. In fiscal 2004, approximately 21% of the Company’s consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2004, the Company sold its products to approximately 1,200 accounts. Sales of products to the Company’s top ten customers represented 43% ($34.2 million) of total consolidated net sales in 2004. The top ten customers primarily consist of original equipment manufacturers of telecommunications equipment and military/aerospace prime contractors. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

Shipments are made by common carrier. Most of the Company’s signal integrity and frequency control products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company’s business. However, transportation costs for the Company’s power integrity products and managements systems may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company’s ability to compete for business, particularly in international markets.

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

14 of 63

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $30.6 million at November 30, 2004 and $24.6 million at November 30, 2003. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2004 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2004, the Company had a total of 1,065 employees, including 43 in sales, marketing and customer support; 101 in engineering and product development; 892 in manufacturing; and 29 in finance and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

The Company currently holds eight (8) United States patents and forty-one (41) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

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

In order to qualify as an approved supplier of products for use in equipment purchased by the military services or aerospace programs, the Company is required to meet the applicable portions of the quality specifications and performance standards designed by the Air Force, the Army, and the Navy. The Company’s products must also conform to the specifications of the Defense Electronic Supply Center for replacement parts supplied to the military. To the extent required, the Company meets or exceeds all of these specifications.

15 of 63

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

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. The principal competitors of our Signal Integrity Products Group include Amphenol Corporation, Conec Corporation, ITT Canon, an ITT Industries Company, and Tusonix, Inc. The primary competitors of our Power Integrity Products include Corcom, a Tyco Electronics company, Delta Group Electronics, Inc., Schaffner Holder AG, and Captor Technology Company Ltd. The major competitors of our Power Management Systems include Astec America, Inc., Peco II, Inc., Dataprobe, Inc., Western Telematic, Inc. and Dantel, Inc. Major competitors for our Frequency Control Products include K&L Microwave, a Dover company, Lorch Microwave, Cougar Components Corp., M/A Com, a Tyco Electronics Company, and Murata Manufacturing Company. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of control products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings such as our power management systems, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2004 the Company employed 101 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $1.7 million in 2004, $1.4 million in 2003, and $1.4 million in 2002.

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

16 of 63

ITEM 2. PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2004 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/04 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	38,000	Owned	N/A
4100 Michoud Blvd. New Orleans, LA	Manufacturing	100,000	Owned	$700,000
6798 Oak Hall Lane Columbia, MD	Manufacturing	35,000	Rented	N/A
3053 Hwy. 51N Wesson, MS	Manufacturing	50,000	Owned	$820,000
38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A
2144 Franklin Drive NE Palm Bay, FL	Manufacturing	53,000	Owned	N/A
Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	46,000	Rented	N/A
No. 37 South Gong Ye Da Dao Qiaotao Town Guangdong, China	Manufacturing	16,000	Rented	N/A
8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$586,000

(1)	The Company’s manufacturing and office space is considered adequate for its existing requirements and its projected business needs.
(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2004.

17 of 63

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2004 and 2003 are set forth below.

	High	Low
Fiscal 2004
First quarter	$9.16	$6.41
Second quarter	9.09	6.86
Third quarter	8.52	7.36
Fourth quarter	7.95	6.45

	High	Low
Fiscal 2003
First quarter	$6.52	$4.83
Second quarter	5.46	4.85
Third quarter	6.26	5.10
Fourth quarter	8.85	5.90

At January 31, 2005, the Company had 13,029,552 shares of Common Stock outstanding, which were held by approximately 1,600 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	1,185,617	$7.49	1,011,496
Equity compensation plans not approved by security holders	—	—	—

Total	1,185,617	$7.49	1,011,496

From time to time, the Company repurchases shares of its Common Stock on the open market or through privately negotiated transactions. During the fourth quarter of fiscal 2004, however, the Company did not repurchase any of its outstanding shares.

18 of 63

ITEM 6. Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data )
	2004	2003	2002	2001	2000
Operations

Net sales	$80,477	$62,985	$57,213	$89,260	$132,639

Gross margin	22,549	13,899	9,922	13,415	37,932

Income ( loss ) from operations	6,705	1,230	(2,254)	(4,971)	16,450

Interest expense	112	136	140	209	1,788

Income ( loss ) before provision for income taxes	6,777	1,413	(1,203)	(4,707)	15,319

Net income ( loss )	4,167	854	(737)	(2,918)	9,503

Earnings ( loss ) per common share :

Basic	$0.32	$0.07	$(0.06)	$(0.22)	$0.81
Diluted	$0.32	$0.07	$(0.06)	$(0.22)	$0.79

Weighted average common shares outstanding :

Basic	13,012	12,937	13,063	13,296	11,694
Diluted	13,162	13,004	13,063	13,296	11,980

Financial Position

Working capital	$42,291	$46,542	$42,601	$42,100	$42,962

Total assets	91,349	83,371	81,824	83,351	95,223

Long-term debt	1,716	2,106	2,391	2,676	2,107

Stockholders’ equity	76,842	72,044	70,675	72,087	76,546

This table should be read in conjunction with the related consolidated financial statements, notes to consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations.

19 of 63

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this annual report. All references to “we”, “us”, “our”, or “the Company” in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 43.0% and 36.0%, respectively, of our fiscal 2004 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, secure communications, simulation equipment, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

Our operations are currently conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. Our Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, surface mount EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru (“MLFT”) filters. Our Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power line filters, power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management and monitoring systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and systems.

Acquisitions

On October 15, 2004, we acquired substantially all of the assets and assumed certain liabilities of the radio frequency (“RF”) and microwave Components Business Unit (“CBU”) of REMEC, Inc. CBU, based in Palm Bay, Florida, designs and manufactures RF and microwave components for military, aerospace and commercial wireless markets. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and cable TV systems. The aggregate cash purchase price for CBU was $8.1 million.

On February 27, 2004, we acquired all of the outstanding common stock of Salisbury Engineering, Inc. (“SEI”). SEI, based in Delmar, Delaware, designs and manufactures a full line of RF and microwave components and systems used primarily in military and aerospace applications. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors, and global positioning system noise amplifiers. The aggregate cash purchase price for SEI was $5.6 million.

On July 19, 2002, we acquired all of the outstanding common stock of FSY Microwave, Inc. (“FSY”). FSY, based in Columbia Maryland, designs and manufactures various microwave filters, including lumped element filters, cavity filters, waveguides, and related products and systems. The aggregate cash purchase price for FSY was $6.5 million.

20 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in the accompanying consolidated financial statements since their respective acquisition dates. Accordingly, CBU net sales of $1.5 million and SEI net sales of $3.3 million have been included in our consolidated net sales for the year ended November 30, 2004. For the years ended November 30, 2004, 2003 and 2002, FSY sales included in our consolidated net sales amounted to $6.0 million, $4.6 million, and $2.5 million, respectively. For operating segment purposes, all of these acquired businesses are reported within our Frequency Control Products Group.

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

Executive Summary

During fiscal 2004, our net sales increased by $17.5 million or 27.8% from 2003. In addition to CBU product sales of $1.5 million and SEI product sales of $3.3 million, our increased sales reflect additional shipment volume throughout all of our business segments and major product lines. This volume increase was primarily driven by improved market conditions throughout the telecommunications equipment industry and increased demand for our military-related products. Our gross margin also increased to 28.0% of sales in 2004, compared to 22.1% of sales a year ago, reflecting improved operating efficiencies and economies of scale realized with additional production and shipment volumes. As a result, our overall profitability improved with net income and earnings per share of $4.2 million or 32 cents per share in fiscal 2004, compared to $854,000 or seven cents per share in fiscal 2003.

Despite increases in certain working capital requirements, our operating cash flow remains strong. Net cash generated by operating activities was $8.7 million for the fiscal year ended November 30, 2004. This positive cash flow reflects our profitable operating performance, as well as improved inventory turnover rates and related inventory reductions. Despite increased sales volume and production requirements, aggregate inventories decreased by $297,000 in fiscal year 2004, excluding the impact of our acquired businesses. This inventory reduction was achieved through numerous inventory control procedures, including material substitutions and reduced manufacturing cycle times.

Our financial position and liquidity remain strong. At November 30, 2004, our cash and cash equivalents were $17.5 million, our current ratio was 5.93 to 1.00, and our total debt to equity was 0.19 to 1.00.

21 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2004, 2003, and 2002:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	72.0	77.9	82.7

Gross margin	28.0	22.1	17.3
Selling, general and administrative expense	19.7	20.1	21.1

Income (loss) from operations	8.3	2.0	(3.8)
Other income (expense)
Interest expense	(0.1)	(0.2)	(0.2)
Other income and expense, net	0.2	0.5	1.9

Income (loss) before provision for income taxes	8.4	2.3	(2.1)
Provision for income taxes (benefit)	3.2	0.9	(0.8)

Net income (loss)	5.2%	1.4%	(1.3)%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Signal integrity products	$47,793	$42,362	$41,230
Power integrity products and management systems	19,146	13,442	11,845
Frequency control products	13,538	7,181	4,138

	$80,477	$62,985	$57,213

2004 Compared to 2003

Net Sales

Consolidated 2004 net sales increased by $17.5 million or 27.8% from 2003. This increase, which was reflected throughout all of our major product lines, was primarily driven by improved market conditions throughout the telecommunications equipment industry and increased demand for our military-related products. In addition, our 2004 net sales include $4.8 million of product sales for our acquired businesses of CBU and SEI. Sales of signal integrity products amounted to $47.8 million in 2004, up $5.4 million from the prior year. These products are used in a wide variety of applications and industries including telecommunications, military, aerospace, medical and automotive. Power integrity product sales increased by $3.6 million in 2004, from $12.0 million in fiscal 2003 to $15.6 million in fiscal 2004. Among other applications, these power products are incorporated into various telecom equipment including wireless base stations and telephone switching gear. Sales of power management systems were $3.5 million in fiscal 2004, an increase of $2.1 million from fiscal 2003. These advanced systems include power distribution units, fuse and breaker interface panels, and remote monitoring systems used in wireless base stations and other telecommunication infrastructure equipment. In addition to CBU and SEI aggregate product sales of $4.8 million, frequency control product sales grew by $1.6 million in fiscal 2004. Overall, average selling prices remained relatively stable throughout all of our product lines. Total customer orders received in 2004 amounted to $80.3 million, an increase of $16.9 million or 26.6% from the preceding year.

22 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

Gross margin in fiscal 2004 was $22.5 million or 28.0% of sales, compared to $13.9 million or 22.1% of sales in fiscal 2003. The improvement in gross margin percentage principally reflects decreases in manufacturing overhead costs, from consolidation and cost reduction programs, and economies of scale realized with additional production and shipment volumes. Total manufacturing overhead costs were $26.6 million or 33.0% of sales in fiscal 2004, versus $24.6 million or 39.0% of sales in the preceding year. As a percentage of sales, material and labor costs remained reasonably stable throughout the period with aggregate material and labor costs amounting to $31.4 million or 39.0% of sales in 2004 and $24.5 million or 38.9% of sales in 2003.

At November 30, 2004, we had a total workforce of 1,065 employees, including CBU personnel of 110 and SEI personnel of 44. At November 30, 2003, we had 864 employees. We expect to continuously review our organization and cost structure to further improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

In fiscal 2004, selling expense amounted to $9.0 million or 11.1% of sales, compared to $7.3 million or 11.6% of sales in fiscal 2003. The decrease in selling expense, as a percentage of sales, primarily reflects the impact of higher sales volume and certain fixed selling expenses. In addition, effective sales commission rates decreased slightly in 2004. General and administrative expense was $6.8 million in 2004 and $5.4 million in 2003. The $1.4 million increase in general and administrative expense principally reflects higher personnel costs, additional expenditures for legal and professional services, and other operating expenses related to increased business levels.

Other Income and Expense

Interest expense was $112,000 in fiscal 2004 and $136,000 in fiscal 2003, reflecting current year reductions in bank indebtedness.

We hold numerous United States and foreign patents relating to polymer multilayer (“PML”) technology. We realized license fee income of $6,000 in 2004 and $98,000 in 2003 upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Foreign currency transaction gains and losses, however, were not material in any of the periods presented herein.

We realized interest income of $198,000 in 2004 and $204,000 in 2003 from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.5% in 2004 and 39.6% in 2003, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

23 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At November 30, 2004, we had recorded certain deferred tax assets, including aggregate state net operating loss carryforwards of $1,425,000 expiring at varying amounts through 2024. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2004.

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

Gross Margin

Gross margin in fiscal 2003 was $13.9 million or 22.1% of sales, compared to $9.9 million or 17.3% of sales in fiscal 2002. The gross margin in 2002 was significantly below historical levels, primarily reflecting lower than anticipated sales volume and manufacturing inefficiencies caused by an abrupt downturn in product demand by our telecommunications equipment customers. Throughout fiscal 2002, we identified and implemented numerous cost reduction programs to better align our operations with current business expectations. These cost reduction programs included consolidating certain of our Pennsylvania manufacturing facilities to decrease manufacturing overhead, transferring the production of most of our commercial products to our low-cost manufacturing center in Juarez, Mexico to reduce labor costs, and generating greater utilization of our metal fabrication operations in Wesson, Mississippi to lower material costs. As a result of these efforts, and economies of scale realized with higher shipment levels, gross margin in fiscal year 2003 improved significantly.

At November 30, 2003, we had a total workforce of 864 employees, approximately the same as the end of the preceding fiscal year.

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

24 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income and Expense

Interest expense was relatively constant during the period, amounting to $136,000 in fiscal 2003 and $140,000 in fiscal 2002.

In 2003, other income consists of interest income from short-term investments of $204,000, PML license fee income of $98,000, and net gains on foreign currency transactions of $17,000. In 2002, other income reflects $921,000 of PML license fee income, $272,000 of interest income, and $2,000 of net foreign currency transaction losses.

Income Taxes

Our effective income tax rate was 39.6% in 2003 and 38.7% in 2002, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2004, approximately 43.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufacturers of telecommunications equipment, represented 18.0% of our total consolidated net sales in 2004. Throughout most of the last four years, the telecommunications equipment industry has experienced a severe slowdown and extreme volatility. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, difficulties in integrating acquired businesses and product lines, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a $6.0 million line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the prevailing prime rate. At November 30, 2004, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At November 30, 2004, we were in compliance with all debt covenants. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance. The current line of credit agreement expires on April 30, 2005, and is expected to be renewed under similar terms.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At November 30, 2004, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At November 30, 2004, we had net working capital of $42.3 million, compared to $46.5 million at November 30, 2003 and $42.6 million at November 30, 2002. Our current ratio remains very strong with current assets 5.93 times current liabilities at November 30, 2004, compared to 9.21 at November 30, 2003 and 9.23 at November 30, 2002. In 2004, the reduction in our current ratio reflects the impact of acquiring businesses (and their related long-lived assets) by utilizing some of our existing cash reserves.

25 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Excluding the assets of our acquired businesses, our capital expenditures for property, plant and equipment amounted to $2.2 million in fiscal year 2004. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our China manufacturing operations. At November 30, 2004, we had not entered into any material commitments for capital expenditures.

In response to uncertain overall market conditions, and as part of our related cost containment programs, we controlled our capital expenditures in 2003 and 2002 to minimum required amounts. Total capital expenditures for property, plant and equipment were $915,000 in 2003 and $516,000 in 2002. These capital expenditures were primarily for manufacturing equipment and tooling to enhance efficiencies, particularly in our ceramic capacitor operations and our power management systems product offerings. In 2002, as part of our efforts to consolidate manufacturing facilities and dispose of excess property and equipment, we sold certain land, building and equipment located in Elizabethtown and Erie, Pennsylvania. Manufacturing previously conducted at these sites has been transferred and successfully integrated into our other production facilities. Net proceeds realized from the sale of these assets was approximately $2.0 million.

We acquired all of the outstanding common stock of SEI in February, 2004. In October, 2004, we acquired substantially all of the assets and assumed certain liabilities of CBU. The total net cash purchase price for these acquired businesses was $13.7 million, which was entirely funded through available cash reserves. In addition to the net cash purchase price for CBU, future contingent payments may also be incurred. The amount of contingent payments will be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeds $2.5 million (the “Target”), a contingent payment is earned by the seller equal to 50% of the amount by which the actual customer orders received in the quarter exceeds the Target. For the fourth calendar quarter of 2004, we estimate that a contingent payment of approximately $300,000 will be earned. Contingent payments earned will be paid in cash within 30 days following the close of the applicable quarter.

We acquired all of the outstanding common stock of FSY in July, 2002. The net cash purchase price for FSY was $4.9 million, excluding possible future contingent payments. This net cash purchase price was entirely funded through available cash reserves. The amount of contingent payments are determined based upon the increase in sales of the acquired product lines during the three years subsequent to the acquisition date. For the first two years subsequent to the acquisition date, no contingent payments were earned or paid. During the third year, contingent payments will be earned if FSY’s annual product sales for the year exceed $10 million. The contingent payment amount will be equal to 5% of such sales in excess of $10 million. Contingent payments earned, if any, will be paid in cash within 60 days following the close of the applicable period of calculation.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During fiscal 2004, no shares were repurchased. Repurchases totaled 18,400 shares in fiscal 2003 and 204,900 shares in fiscal 2002 at an aggregate cost of $91,000 and $1.0 million, respectively. Since the inception of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $1.7 million in 2004, and $1.4 million in 2003 and 2002. We expect to continue our investment in research and development in 2005, as we continuously enhance existing product lines, design new signal and power integrity products, further develop our frequency control and power management systems product offerings, and increase our participation in emerging markets such as automotive.

26 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes paid during the fiscal years ended November 30, 2004, 2003 and 2002 amounted to $2.3 million, $148,000 and $95,000, respectively. As a result of certain state operating loss carryforwards and other deferred tax assets, we expect cash outlays for income taxes to be significantly less than income tax expense for fiscal year 2005.

As of November 30, 2004, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$2,106	$390	$290	$295	$100	$487	$544
Operating leases	1,393	675	458	260	—	—	—

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2005, including scheduled long-term debt repayment, lease commitments, planned capital equipment expenditures, research and development expenses, possible stock repurchases, and contingent payments under acquisition agreements. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite increases in certain working capital requirements, our operating cash flow remains strong. Net cash generated by operating activities was $8.7 million for the fiscal year ended November 30, 2004. This positive cash flow reflects our profitable operating performance, as well as improved inventory turnover rates and related inventory reductions. Despite increased sales volume and production requirements, aggregate inventories decreased by $297,000 in fiscal year 2004, excluding the impact of our acquired businesses. This inventory reduction was achieved through numerous inventory control procedures, including material substitutions and reduced manufacturing cycle times.

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

At November 30, 2004, goodwill represented 24.1% of total assets and 28.7% of stockholders’ equity. In addition to a total of $7.8 million of goodwill recognized in connection with our acquisitions of CBU, SEI and FSY, a majority of our recorded goodwill was recognized in 1999 in connection with our acquisition of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated. With the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective December 1, 2001, we have performed the required annual impairment tests of goodwill and determined that no impairment loss need be recognized in the years ended November 30, 2004, 2003 and 2002.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2004, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2004, currency exchange rate gains and losses were not material.

27 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2004, no interest rate swap agreements were outstanding.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. For most public entities, the provisions of SFAS No. 123R will be effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Effective for our fourth quarter of fiscal 2005, we will adopt the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosures. For periods before the required effective date, we expect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. We currently expect the adoption of SFAS No. 123R will have an effect on our results of operations similar to the amounts reported historically in the Company’s notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 123.

28 of 63

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

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

The Company’s adoption of these recent accounting pronouncements (FIN 46, SFAS No. 150, and SFAS No. 149) did not have any impact on the Company’s results of operations or financial position as presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2004, our allowance for doubtful accounts was $985,000, or approximately 6.0% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2005. If this improvement does not occur, or if market conditions deteriorate further, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2004, we had recorded inventory reserves in the aggregate amount of $1.5 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

29 of 63

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

30 of 63

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

31 of 63

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004. Our audits also included the financial statement schedule listed in the Index at 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

December 30, 2004

32 of 63

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2004 AND 2003

( Dollar Amounts in Thousands )

	2004	2003
Assets
Current assets
Cash and cash equivalents	$17,535	$24,779
Accounts receivable, less allowances of $ 985 in 2004 and $ 919 in 2003	15,484	11,521
Inventories	15,372	13,110
Deferred income taxes	1,171	1,404
Income tax refund receivable	—	822
Prepaid expenses and other current assets	1,300	578

Total current assets	50,862	52,214

Property, plant and equipment, net	15,966	12,646

Other assets
Goodwill, net	22,019	18,019
Other noncurrent assets	2,502	492

Total other assets	24,521	18,511

Total assets	$91,349	$83,371

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,238	$3,147
Income taxes payable	17	114
Accrued liabilities	3,926	2,126
Current portion of long-term debt	390	285

Total current liabilities	8,571	5,672

Long-term debt	1,716	2,106

Deferred income taxes	4,220	3,549

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 13,705,552 shares in 2004 and 13,634,585 shares in 2003	44,207	43,916
Retained earnings	36,136	31,970
Treasury stock, 676,000 shares in 2004 and 2003, at cost	(3,628)	(3,628)
Accumulated other comprehensive income ( loss )	127	(214)

Total stockholders’ equity	76,842	72,044

Total liabilities and stockholders’ equity	$91,349	$83,371

The accompanying notes are an integral part of the consolidated financial statements.

33 of 63

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002

( Amounts in Thousands Except Per Share Data )

	2004	2003	2002
Net sales	$80,477	$62,985	$57,213

Cost of products sold	57,928	49,086	47,291

Gross margin	22,549	13,899	9,922

Selling, general and administrative expense	15,844	12,669	12,176

Income ( loss ) from operations	6,705	1,230	(2,254)

Other income ( expense ) :
Interest expense	(112)	(136)	(140)
Other income and expense, net	184	319	1,191

	72	183	1,051

Income ( loss ) before provision for income taxes	6,777	1,413	(1,203)

Provision for income taxes ( benefit )	2,611	559	(466)

Net income ( loss )	$4,166	$854	$(737)

Earnings ( loss ) per common share :
Basic	$0.32	$0.07	$(0.06)

Diluted	$0.32	$0.07	$(0.06)

Weighted average common shares outstanding :
Basic	13,012	12,937	13,063

Diluted	13,162	13,004	13,063

The accompanying notes are an integral part of the consolidated financial statements.

34 of 63

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002

( Dollar Amounts in Thousands )

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income ( Loss )	Total Stockholders’ Equity
	Shares	Amount
Balance - November 30, 2001	13,548,513	$43,605	$31,853	$(2,520)	$(851)	$72,087

Net loss	—	—	(737)	—	—	(737)
Foreign currency translation adjustments	—	—	—	—	228	228
Change in fair value of derivatives	—	—	—	—	(58)	(58)

Comprehensive loss	—	—	—	—	—	(567)

Issuance of common stock upon exercise of employee stock options	79,167	330	—	—	—	330
Purchase and retirement of common stock	(22,703)	(183)	—	—	—	(183)
Purchase of treasury stock	—	—	—	(1,017)	—	(1,017)
Tax benefits from exercise of stock options	—	25	—	—	—	25

Balance - November 30, 2002	13,604,977	43,777	31,116	(3,537)	(681)	70,675

Net income	—	—	854	—	—	854
Foreign currency translation adjustments	—	—	—	—	484	484
Change in fair value of derivatives	—	—	—	—	(17)	(17)

Comprehensive income	—	—	—	—	—	1,321

Issuance of common stock upon exercise of employee stock options	33,000	140	—	—	—	140
Purchase and retirement of common stock	(3,392)	(30)	—	—	—	(30)
Purchase of treasury stock	—	—	—	(91)	—	(91)
Tax benefits from exercise of stock options	—	29	—	—	—	29

Balance - November 30, 2003	13,634,585	43,916	31,970	(3,628)	(214)	72,044

Net income	—	—	4,166	—	—	4,166
Foreign currency translation adjustments	—	—	—	—	341	341

Comprehensive income	—	—	—	—	—	4,507

Issuance of common stock upon exercise of employee stock options	85,833	378	—	—	—	378
Purchase and retirement of common stock	(14,866)	(131)	—	—	—	(131)
Tax benefits from exercise of stock options	—	44	—	—	—	44

Balance - November 30, 2004	13,705,552	$44,207	$36,136	$(3,628)	$127	$76,842

The accompanying notes are an integral part of the consolidated financial statements.

35 of 63

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002

( Dollar Amounts in Thousands )

	2004	2003	2002
Cash Flows From Operating Activities :
Net income ( loss )	$4,166	$854	$(737)
Adjustments to reconcile net income ( loss ) to net cash provided by operating activities :
Depreciation	3,438	3,798	4,529
Amortization	163	52	60
Deferred income taxes	892	434	79
Tax benefits from exercise of stock options	44	29	25
Loss on sale of property, plant and equipment	—	—	74
Changes in assets and liabilities, excluding effects of business acquisitions :
Accounts receivable	(2,019)	(1,090)	2,593
Inventories	297	1,469	3,057
Prepaid expenses and other assets	117	(22)	2,840
Accounts payable and accrued liabilities	1,588	495	(287)

Net cash provided by operating activities	8,686	6,019	12,233

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	—	—	1,961
Purchase of property, plant and equipment	(2,216)	(915)	(516)
Payments for acquired businesses, net of cash received	(13,676)	—	(4,945)

Net cash used in investing activities	(15,892)	(915)	(3,500)

Cash Flows From Financing Activities :
Repayment of long-term debt	(285)	(285)	(380)
Purchase of common stock	—	(91)	(1,017)
Net proceeds from issuance of common stock	247	110	147

Net cash used in financing activities	(38)	(266)	(1,250)

Effect of exchange rate changes on cash	—	7	9

Net increase ( decrease ) in cash and cash equivalents	(7,244)	4,845	7,492

Cash and cash equivalents, beginning of year	24,779	19,934	12,442

Cash and cash equivalents, end of year	$17,535	$24,779	$19,934

The accompanying notes are an integral part of the consolidated financial statements.

36 of 63

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

Nature of Operations

The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico, Germany and China. The Company offers a broad line of signal, power and frequency control products that are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company’s largest markets are telecommunications equipment and military/aerospace.

Cash Equivalents

The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is maintained for potential credit losses based upon the expected collectibility of all accounts receivable. The Company determines the allowance based on an evaluation of numerous factors, including historical write-off experience and current economic conditions. On a monthly basis, all significant customer balances over 90 days past due are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Derivative Financial Instruments

The Company occasionally enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of the forward currency exchange contracts are generally nine months or less. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, these contracts are considered derivatives and are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

37 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. At least annually, goodwill is tested for impairment at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.

No goodwill impairment losses have been recognized in any of the periods presented herein.

Other Assets

Customer-related intangible assets (consisting of customer lists, sales order backlogs, and noncontractual customer relationships) acquired in business combinations are amortized to expense on a straight-line basis over estimated useful lives ranging from 3 to 10 years. Patents and patent rights are amortized to expense on a straight-line basis over periods not exceeding 17 years. The carrying value of these long-lived assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. No impairment losses have been recognized in any of the periods presented herein.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in determining net income or loss for the year in which the exchange rate changes.

Revenue Recognition

Revenue is recognized when all significant contractual obligations have been met and collection of the resulting receivable is reasonably assured. Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer’s purchase order or sales agreement. Sales to third party distributors are made under contractual agreements that allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by the distributor. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

38 of 63

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $701,000 in 2004, $639,000 in 2003, and $719,000 in 2002.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $1,699,000 in 2004, $1,430,000 in 2003, and $1,417,000 in 2002.

Stock-Based Compensation

Stock options granted by the Company are accounted for in accordance with the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. The exercise price of employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option’s exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no stock-based compensation expense has been recognized in the accompanying financial statements.

The Company has adopted the “disclosure only” provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123, as amended, uses the fair value method of accounting for stock-based employee compensation. If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting for the years ended November 30, 2004, 2003, and 2002, net income (loss) and earnings (loss) per common share would have increased (decreased) to the pro forma amounts below (in thousands, except per share data):

	2004	2003	2002
Net income (loss), as reported	$4,166	$854	$(737)

Less: Stock-based employee compensation expense determined under fair value method, net of related tax effect	666	690	549

Pro forma net income (loss)	$3,500	$164	$(1,286)

Earnings (loss) per common share:
Basic, as reported	$0.32	$0.07	$(0.06)
Basic, pro forma	0.27	0.01	(0.10)

Diluted, as reported	0.32	0.07	(0.06)
Diluted, pro forma	0.27	0.01	(0.10)

39 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For SFAS No. 123 purposes, the fair value of each option granted under the Company’s stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended November 30, 2004, 2003, and 2002:

	2004	2003	2002
Expected volatility	32.00%	50.00%	58.00%
Risk-free interest rate	2.00%	2.00%	2.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life in years	5.00	5.00	5.00

The pro forma amounts disclosed above may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. In addition, the Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The pricing model also requires the use of assumptions, such as the expected volatility of the market price of the Company’s Common Stock and the expected option life, and changes in these subjective assumptions may result in materially different fair value estimates.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock options. The treasury stock method is used to calculate the effect of dilutive shares, which reduces the gross number of dilutive shares by the number of shares that could be repurchased from the proceeds of the options assumed to be exercised.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

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

The Company’s adoption of these recent accounting pronouncements (FIN 46, SFAS No. 150, and SFAS No. 149) did not have any impact on the Company’s results of operations or financial position as presented herein.

40 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions

On October 15, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of the radio frequency (“RF”) and microwave Components Business Unit (“CBU”) of REMEC, Inc. CBU, based in Palm Bay, Florida, designs and manufactures RF and microwave components for military, aerospace and commercial wireless markets. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and cable TV systems.

On February 27, 2004, the Company acquired all of the outstanding common stock of Salisbury Engineering, Inc. (“SEI”). SEI, based in Delmar, Delaware, designs and manufactures a full line of RF and microwave components and systems used primarily in military and aerospace applications. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors, and global positioning system noise amplifiers.

With the acquisitions of CBU and SEI, the Company significantly expanded its microwave product offerings and capabilities. As a result of offering a more comprehensive RF and microwave product line to customers, the Company believes that it can gain market share and increase revenues. The Company also believes that its existing customer relationships and manufacturing capabilities will provide additional revenue opportunities and improved profitability for CBU and SEI products. These factors contributed to purchase prices resulting in the recognition of goodwill.

The aggregate cash purchase price for CBU was $8,121,000, excluding future contingent payments. The amount of contingent payments will be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeds $2,500,000 (the “Target”), a contingent payment is earned equal to 50% of the amount by which the actual customer orders received in the quarter exceeds the Target. For the fourth calendar quarter of 2004, the Company estimates that a contingent payment of approximately $300,000 will be earned. Contingent payments earned will be paid in cash within 30 days following the close of the applicable quarter. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of $100,000, was funded through available cash reserves.

The allocation of the purchase price to the CBU assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,154
Inventories	2,176
Land and improvements	150
Building and improvements	1,850
Machinery and equipment	1,003
Identifiable intangible assets	1,140
Accounts payable	(595)
Accrued liabilities	(351)
Goodwill	1,594

$8,121

The above assumed liabilities include aggregate obligations of $121,000 to relocate or provide severance benefits to certain salaried and hourly employees of CBU. These obligations were incurred as part of an organizational plan which was implemented and completed by November 30, 2004.

41 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate cash purchase price for SEI was $5,585,000 including legal fees and other costs directly related to the acquisition of $53,000. The purchase price was entirely funded through available cash reserves.

The allocation of the purchase price to the SEI assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$30
Accounts receivable	518
Inventories	300
Prepaid expenses and other assets	1
Land and improvements	170
Building and improvements	880
Machinery and equipment	485
Identifiable intangible assets	1,015
Accounts payable	(96)
Accrued liabilities	(124)
Goodwill	2,406

$5,585

The purchase prices for CBU and SEI have been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by independent appraisal or other published market data. The fair market values of machinery and equipment were primarily determined by reference to published market quotations and historical costs. For identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships), fair market values were determined by estimating the present value of future cash flows. The excess of aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The amount of future contingent payments for CBU will also be allocated to goodwill when the amounts of the contingent payments are fully determinable.

The identifiable intangible assets acquired will be amortized to expense over estimated useful lives ranging from 3 to 10 years. The goodwill acquired has been assigned to the Company’s Frequency Control Products reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15-year period.

The results of operations of the CBU and SEI acquired businesses have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2004 and 2003, has been prepared as if the CBU and SEI acquisitions had occurred on December 1, 2002 (in thousands, expect per share data):

	2004	2003
Net sales	$95,120	$84,910

Net income	3,543	894

Earnings per common share:
Basic	0.27	0.07
Diluted	0.27	0.07

Pro forma amounts are based upon certain assumptions and estimates, and do not reflect any benefits from economies which might be achieved from combined operations. The pro forma information does not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations.

42 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 19, 2002, the Company acquired all of the outstanding common stock of FSY Microwave, Inc. (“FSY”). FSY, based in Columbia, Maryland, designs and manufactures RF and microwave filters, combiners, amplifiers, multiplexers, duplexers, and related products and systems. These products and systems are used in numerous industries including military, aerospace, medical and telecommunications. FSY’s products are a natural complement and extension to the Company’s ceramic-based wireless product offerings. As a result of offering a more comprehensive product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for FSY products. These factors contributed to a purchase price resulting in the recognition of goodwill. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate cash purchase price for FSY was $6,462,000, excluding possible future contingent payments. The amount of contingent payments are determined based upon the increase in sales of the acquired product lines during the three years subsequent to the acquisition date. For the first two years subsequent to the acquisition date, no contingent payments were earned or paid. During the third year, contingent payments will be earned if FSY’s annual product sales for the year exceed $10,000,000. The contingent payment amount will be equal to 5% of such sales in excess of $10,000,000. Contingent payments earned, if any, will be paid in cash within 60 days following the close of the applicable period of calculation.

The aggregate purchase price for FSY was allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of machinery and equipment were primarily determined by reference to published market quotations. Apart from goodwill, there were no identifiable intangible assets recorded, as the fair value of these intangible assets was considered immaterial. The excess of aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The amount of future contingent payments, if any, will also be allocated to goodwill when the amounts of the contingent payments are fully determinable. The aggregate cash purchase price, which includes $62,000 of legal fees and other costs directly related to the acquisition, was funded through available cash reserves.

The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$1,517
Accounts receivable	731
Inventories	358
Prepaid expenses and other assets	40
Machinery and equipment	446
Accounts payable	(140)
Accrued liabilities	(266)
Goodwill	3,776

$6,462

The goodwill acquired as part of the FSY transaction, which is not deductible for tax purposes, has been assigned to the Company’s Frequency Control Products reportable segment.

43 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories

Inventories by major classification are as follows:

	November 30
	2004	2003
	(in thousands)
Finished goods	$2,341	$2,093
Work-in-process	4,934	4,671
Raw materials	8,097	6,346

	$15,372	$13,110

At November 30, 2004 and 2003, inventories are presented net of inventory reserves of $1,457,000 and $2,043,000, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2004	2003
	(in thousands)
Land and improvements	$1,447	$1,127
Buildings and improvements	13,859	10,953
Machinery and equipment	25,918	22,633

	41,224	34,713

Less accumulated depreciation	25,258	22,067

	$15,966	$12,646

5. Goodwill

Goodwill consists of the following:

	November 30
	2004	2003
	(in thousands)
Goodwill	$24,187	$20,187
Less accumulated amortization	2,168	2,168

Goodwill, net	$22,019	$18,019

44 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the years ended November 30, 2004 and 2003, in total and for each reportable segment, are summarized as follows (in thousands):

	2004	2003
Goodwill, beginning of year	$18,019	$18,019
Goodwill acquired	4,000	—

Goodwill, end of year	$22,019	$18,019

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products
2004
Goodwill, beginning of year	$10,557	$3,686	$3,776
Goodwill acquired	—	—	4,000

Goodwill, end of year	$10,557	$3,686	$7,776

2003
Goodwill, beginning of year	$10,557	$3,686	$3,776
Goodwill acquired	—	—	—

Goodwill, end of year	$10,557	$3,686	$3,776

6. Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2004	2003
	(in thousands)
Amortizable assets:

Customer-related intangibles	$2,155	$—
Patents and patent rights	521	589
Debt issuance costs	205	205

	2,881	794
Less accumulated amortization	623	530

	2,258	264

Other assets:

Deferred charges	232	228
Deferred income taxes	12	—

	244	228

Other noncurrent assets	$2,502	$492

Amortization expense is expected to be approximately $323,000 for each of the next five fiscal years.

45 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2004	2003
	(in thousands)
Accrued salaries and wages	$3,559	$1,863
Accrued interest	63	80
Accrued other expenses	304	183

	$3,926	$2,126

8. Short-Term Debt

The Company maintains a $6,000,000 line of credit with its principal lending institution, with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During 2004 and 2003, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2004, the Company was in compliance with all debt covenants. The current line of credit agreement expires April 30, 2005.

The Company’s wholly owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,276,000 (Euro 1,000,000) at November 30, 2004 and $1,164,000 (Euro 1,000,000) at November 30, 2003. During 2004 and 2003, no borrowings were outstanding under the line of credit. Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.

9. Long-Term Debt

Long-term debt consists of the following:

	November 30
	2004	2003
	(in thousands)
Industrial revenue bonds at variable interest rate (1.70% at November 30, 2004 and 1.13% at November 30, 2003) (1)	$700	$900
Industrial revenue bonds at an interest rate of 5.36% (2)	820	865
Mortgage note payable to bank at an interest rate of 8.50% (3)	586	626

Total	2,106	2,391
Less current portion	390	285

Long-term debt	$1,716	$2,106

(1)	The industrial revenue bonds are collateralized by certain land, building and equipment, and an irrevocable letter of credit issued by the Company through its principal lending institution. The bonds bear interest at approximately 40% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.

46 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	The industrial revenue bonds are collateralized by certain land and building, and an irrevocable letter of credit issued by the Company through its principal lending institution. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.
(3)	The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2009, are $390,000, $290,000, $295,000, $100,000, and $487,000, respectively.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2004 and 2003, the Company did not have any forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2004, 2003 and 2002 was not material.

11. Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $6,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2004, the Company had repurchased 676,000 shares at an aggregate cost of $3,628,000. The repurchased shares are held as treasury stock.

47 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Gain (Loss)	Total
Balance – November 30, 2001	$(926)	$75	$(851)
Foreign currency translation adjustments	228	—	228
Change in fair value of derivatives	—	(58)	(58)

Balance – November 30, 2002	(698)	17	(681)
Foreign currency translation adjustments	484	—	484
Change in fair value of derivatives	—	(17)	(17)

Balance – November 30, 2003	(214)	—	(214)
Foreign currency translation adjustments	341	—	341

Balance – November 30, 2004	$127	$—	$127

13. Other Income and Expense

Other income and expense for the years ended November 30, 2004, 2003, and 2002 consist of the following (in thousands):

	2004	2003	2002
Investment income	$198	$204	$272
Patent licensing fees	6	98	921
Gain (loss) on foreign currency transactions	(20)	17	(2)

	$184	$319	$1,191

14. Income Taxes

For the years ended November 30, 2004, 2003, and 2002, income (loss) before income taxes consists of the following (in thousands):

	2004	2003	2002
U.S. operations	$6,291	$1,218	$(1,215)
Foreign operations	486	195	12

	$6,777	$1,413	$(1,203)

48 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2004, 2003, and 2002, the provision for income taxes (benefit) consists of the following (in thousands):

	2004	2003	2002
Current:
U.S. Federal	$1,480	$(52)	$(714)
Foreign	182	165	169
State	56	12	—

Deferred:
U.S. Federal	622	385	123
State	271	49	(44)

	$2,611	$559	$(466)

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2004, 2003, and 2002 consists of the following (in thousands):

	2004	2003	2002
Statutory federal income tax (benefit)	$2,304	$480	$(409)
State income taxes, net of federal tax effect	216	40	(29)
Foreign tax rates	19	19	(6)
Other items	72	20	(22)

	$2,611	$559	$(466)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2004	2003
	(in thousands)
Deferred tax assets:
Inventory valuation	$571	$787
Allowance for doubtful accounts	340	317
Accrued compensation	321	304
Amortization of intangible assets	163	209
Net operating loss carryforwards	97	316
Other	2	13

Deferred tax assets	1,494	1,946

Deferred tax liabilities:
Amortization of intangible assets Depreciation of plant and equipment	1,526 1,523	1,071 1,741
Investment in subsidiaries	1,420	1,271
Other	62	8

Deferred tax liabilities	4,531	4,091

Net deferred tax liabilities	$(3,037)	$(2,145)

49 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	November 30
	2004	2003
	(in thousands)
Net deferred tax assets:
Current	$1,171	$1,404
Noncurrent	12	—

Net deferred tax liabilities	(4,220)	(3,549)

Noncurrent	$(3,037)	$(2,145)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2004, the undistributed earnings of the foreign subsidiaries amounted to approximately $4,132,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2004 or 2003.

At November 30, 2004, the Company had state net operating loss carryforwards of $1,425,000 expiring at varying amounts through 2024.

15. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	2004	2003	2002
Numerator for basic and diluted earnings (loss) per common share (in thousands):
Net income (loss)	$4,166	$854	$(737)

Denominator for basic earnings (loss) per common share (in thousands):
Weighted average shares outstanding	13,012	12,937	13,063

Denominator for diluted earnings (loss) per common share (in thousands):
Weighted average shares outstanding	13,012	12,937	13,063
Effect of dilutive stock options	150	67	—

	13,162	13,004	13,063

Earnings (loss) per common share:
Basic	$0.32	$0.07	$(0.06)

Diluted	$0.32	$0.07	$(0.06)

50 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2004, options to purchase 648,650 shares of Common Stock, at a weighted average exercise price of $9.20 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. Options to purchase 404,100 shares of Common Stock in 2003, and 920,717 shares in 2002, at weighted average exercise prices of $9.55 per share in 2003 and $7.22 per share in 2002, were similarly excluded.

16. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2004, 2003, and 2002 consists of the following (in thousands):

	2004	2003	2002
Cash paid during the year for:

Interest	$129	$141	$143
Income taxes	2,332	148	95

Liabilities assumed in connection with business acquisitions	1,166	—	406

17. Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2004, options to purchase 1,011,496 shares of Common Stock were available for grant under the Company’s stock option plans.

51 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock option activity for the years ended November 30, 2004, 2003, and 2002 is as follows:

	Number of Shares Under Option
		Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2001	720,584	$3.50 – 11.25	$7.66	$5,517,000
Granted during the year	330,600	5.25 – 7.28	5.72	1,889,000
Exercised during the year	(79,167)	3.50 – 5.88	4.17	(330,000)
Forfeitures and expirations	(51,300)	4.25 – 10.75	8.38	(430,000)

Outstanding – November 30, 2002	920,717	4.13 – 11.25	7.22	6,646,000
Granted during the year	227,800	5.05 – 5.47	5.13	1,168,000
Exercised during the year	(33,000)	4.25	4.25	(140,000)
Forfeitures and expirations	(97,617)	5.25 – 10.06	6.05	(593,000)

Outstanding – November 30, 2003	1,017,900	4.13 – 11.25	6.96	7,081,000
Granted during the year	257,000	7.00 – 8.68	8.58	2,204,000
Exercised during the year	(85,833)	4.13 – 5.27	4.40	(378,000)
Forfeitures and expirations	(3,450)	5.25 – 10.06	8.70	(30,000)

Outstanding – November 30, 2004	1,185,617	$5.05 – 11.25	$7.49	$8,877,000

Exercisable:
November 30, 2004	410,561	$5.25 – 11.25	$8.85	$3,633,000

November 30, 2003	260,132	$4.13 – 11.25	$8.33	$2,166,000

November 30, 2002	208,500	$4.13 – 11.25	$6.76	$1,409,000

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2004:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.05 – 6.00	469,767	74,063
6.01 – 8.00	151,200	61,399
8.01 – 11.25	564,650	275,099

During the years ended November 30, 2004, 2003, and 2002, the weighted average fair value of options granted was $2.71, $2.32, and $2.91 per share, respectively. At November 30, 2004, the weighted average remaining contractual life of outstanding options was 3.2 years.

52 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $260,000 in 2004, $234,000 in 2003, and $229,000 in 2002.

19. Concentration of Credit Risk

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

Although its products are used in many industries, the Company’s largest markets are telecommunications equipment and military/aerospace. At November 30, 2004 and 2003, approximately 39% and 40%, respectively, of the Company’s accounts receivable were from customers in the telecommunications equipment industry. Accounts receivable from military/aerospace customers represented approximately 41% of total accounts receivable at November 30, 2004 and 32% at November 30, 2003. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

20. Reportable Operating Segments

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

The Company’s current operations are conducted in three reportable segments: signal integrity products; power integrity products and management systems; and frequency control products. The Company’s Signal Integrity Products Group designs and manufactures a broad range of low pass EMI filters, filtered arrays, filtered connectors, gaskets, specialty ceramic capacitors, and our recently developed motor line feed-thru (“MLFT”) filters. The Power Integrity Products and Management Systems Group designs and manufactures numerous power integrity products (power entry modules, multisection filters, power terminal blocks, and custom power filter assemblies) and power management systems (power distribution units, remote power management systems, fuse interface panels, breaker interface panels, and custom power distribution systems). Our Frequency Control Products Group designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

53 of 63

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2004, 2003, and 2002, reportable segment information is as follows (in thousands):

2004	Signal Integrity Products	Power Integrity Products & Mgmt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$47,793	$19,146	$13,538	$80,477
Depreciation expense	2,175	737	395	3,307
Segment income	15,970	3,978	700	20,648
Segment assets
Tangible assets	14,661	6,584	9,011	30,256
Goodwill	10,557	3,686	7,776	22,019
Capital expenditures	979	526	625	2,130

2003	Signal Integrity Products	Power Integrity Products & Mgmt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$42,362	$13,442	$7,181	$62,985
Depreciation expense	2,799	740	130	3,669
Segment income	11,171	1,085	11	12,267
Segment assets
Tangible assets	16,084	6,601	1,872	24,557
Goodwill	10,557	3,686	3,776	18,019
Capital expenditures	679	62	86	827

2002	Signal Integrity Products	Power Integrity Products & Mgmt. Systems	Frequency Control Products	Total
Revenue from unaffiliated customers	$41,230	$11,845	$4,138	$57,213
Depreciation expense	3,460	868	76	4,404
Segment income (loss)	9,344	(605)	2	8,741
Segment assets
Tangible assets	20,013	6,656	1,995	28,664
Goodwill	14,333	3,686	—	18,019
Capital expenditures	337	81	20	438

54 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2004, 2003, and 2002, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2004	2003	2002
Total depreciation expense for reportable segments	$3,307	$3,669	$4,404
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	131	129	125

Consolidated depreciation expense	$3,438	$3,798	$4,529

Income (loss) before provision for income taxes	2004	2003	2002
Total income for reportable segments	$20,648	$12,267	$8,741
Unallocated amounts:
Selling, general and administrative expense	(13,943)	(11,037)	(10,995)
Interest expense	(112)	(136)	(140)
Other income and expense, net	184	319	1,191

Consolidated income (loss) before provision for income taxes	$6,777	$1,413	$(1,203)

Assets	2004	2003	2002
Total assets for reportable segments	$52,275	$42,576	$46,683
Unallocated amounts:
Cash and cash equivalents	17,535	24,779	19,934
Accounts receivable	15,484	11,521	10,035
Other assets	6,055	4,495	5,172

Total consolidated assets	$91,349	$83,371	$81,824

Capital expenditures	2004	2003	2002
Total capital expenditures for reportable segments	$2,130	$827	$438
Capital expenditures related to selling, general and administrative activities	86	88	78

Total consolidated capital expenditures	$2,216	$915	$516

55 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2004, 2003, and 2002 is as follows (in thousands):

2004	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$50,649	$621	$4,457	$7,431	$17,319	$80,477
Long-lived assets:
Property, plant and equipment	15,579	132	41	214	—	15,966
Intangible assets	24,277	—	—	—	—	24,277

2003	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$40,149	$369	$4,289	$4,587	$13,591	$62,985
Long-lived assets:
Property, plant and equipment	12,447	162	37	—	—	12,646
Intangible assets	18,283	—	—	—	—	18,283

2002	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$38,482	$201	$2,548	$3,510	$12,472	$57,213
Long-lived assets:
Property, plant and equipment	15,277	226	40	—	—	15,543
Intangible assets	18,313	—	—	—	—	18,313

Sales to the Company’s largest single customer represented 9% in 2004, 8% in 2003, and 7% in 2002 of total consolidated net sales. In each year, the largest customer was an original equipment manufacturer of telecommunications equipment. Sales to this major customer primarily consisted of signal and power integrity products.

56 of 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2004
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$17,125	$21,484	$20,180	$21,688
Gross margin	4,400	6,551	5,576	6,022
Net income	612	1,528	997	1,029
Earnings per common share:
Basic	0.05	0.12	0.08	0.08
Diluted	0.05	0.12	0.08	0.08

	Year Ended November 30, 2003
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$15,246	$15,470	$15,354	$16,915
Gross margin	3,263	3,487	3,005	4,144
Net income	168	248	29	409
Earnings per common share:
Basic	0.01	0.02	—	0.03
Diluted	0.01	0.02	—	0.03

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

22. Contingencies

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

2005	$675
2006	458
2007	260

$1,393

Total rent expense under all operating leases amounted to $1,311,000 in 2004, $1,291,000 in 2003, and $903,000 in 2002.

57 of 63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2004. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 3 and 4 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 4, 2005 (the “Proxy Statement”) is incorporated herein by reference.

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

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position
John P. Freeman	50	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	52	Senior Vice President, Operations

Robert J. McKenna	51	Senior Vice President, New Business and Resource Development

Richard A. Southworth	62	President, Chief Executive Officer

James F. Toohey	70	Secretary

Brian F. Ward	45	Senior Vice President, Sales and Marketing

Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.

58 of 63

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

Mr. McKenna is a graduate of Gannon University with a bachelors degree in General Science. Since joining the Company in 1991, he has held several positions including Business Unit Leader and Distribution Sales Manager. In 2002, Mr. McKenna was named Vice President of New Business and Resource Development. In 2004, he was named Senior Vice President.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Securities Ownership” on pages 6 and 7 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationships and Related Transactions” on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2005” on page 15 of the Proxy Statement is incorporated herein by reference.

59 of 63

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

All other schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

60 of 63

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

	Asset Purchase Agreement dated October 15, 2004, by and between Spectrum Control, Inc. and REMEC Inc., previously filed on October 15, 2004, as Exhibit 2.1 to Form 8-K, and incorporated herein by reference

	Subsidiaries of the Company (21.1)	64

	Consent of Ernst & Young LLP (23.1)	65

	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	66

	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	67

	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (32.1)	68

(b) Reports on Form 8-K

None

61 of 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

February 23, 2005	By:	/s/ Richard A. Southworth
Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Bates	Director	February 23, 2005

/s/ Edwin R. Bindseil	Director	February 23, 2005

/s/ John P. Freeman	Director, Chief Financial Officer, and Principal Accounting Officer	February 23, 2005

/s/ J. Thomas Gruenwald	Director	February 23, 2005

/s/ Melvin Kutchin	Director	February 23, 2005

/s/ John M. Petersen	Director	February 23, 2005

/s/ Gerald A. Ryan	Director	February 23, 2005

/s/ James F. Toohey	Director	February 23, 2005

62 of 63

Spectrum Control, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2004

( Amounts in Thousands )

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended November 30, 2002:

Allowance for doubtful accounts	$765	$256	$125	(1)	$896

Reserve for excess and slow-moving inventories	$7,249	$1,478	$4,747	(2)	$3,980

Year ended November 30, 2003:

Allowance for doubtful accounts	$896	$279	$256	(1)	$919

Reserve for excess and slow-moving inventories	$3,980	$914	$2,851	(2)	$2,043

Year ended November 30, 2004:

Allowance for doubtful accounts	$919	$301	$235	(1)	$985

Reserve for excess and slow-moving inventories	$2,043	$892	$1,478	(2)	$1,457

(1)	Uncollectible accounts written off, net of recoveries
(2)	Inventories physically scrapped

63 of 63