Form 10-Q
period 2005-02-28
SPECTRUM CONTROL INC
filed 2005-03-30
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2005	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2005
Common, no par value	13,050,818

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 28,	November 30,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$ 6,968	$ 17,535
Accounts receivable, less allowances of $ 1,050
in 2005 and $ 985 in 2004	15,884	15,484
Inventories	16,392	15,372
Deferred income taxes	1,171	1,171
Prepaid expenses and other current assets	1,939	1,300
Total current assets	42,354	50,862

Property, Plant And Equipment, Net	18,784	15,966

Other Assets
Goodwill, net	26,292	22,019
Other noncurrent assets	3,628	2,502
Total other assets	29,920	24,521

Total Assets	$ 91,058	$ 91,349

Liabilities And Stockholders' Equity
Current Liabilities
Accounts payable	$ 4,814	$ 4,238
Income taxes payable	5	17
Accrued liabilities	2,277	3,926
Current portion of long-term debt	390	390
Total current liabilities	7,486	8,571

Long-Term Debt	1,657	1,716
Deferred Income Taxes	4,322	4,220

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,720,485 shares
in 2005 and 13,705,552 shares in 2004	44,283	44,207
Retained earnings	36,743	36,136
Treasury stock, 676,000 shares in 2005
and 2004, at cost	(3,628)	(3,628)
Accumulated other comprehensive income	195	127
Total stockholders' equity	77,593	76,842

Total liabilities and stockholders' equity	$ 91,058	$ 91,349

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended
	February 28,	February 29,
	2005	2004

Net sales	$ 21,142	$ 17,125

Cost of products sold	16,219	12,725

Gross margin	4,923	4,400

Selling, general and
administrative expense	3,957	3,436

Income from operations	966	964

Other income ( expense ) :
Interest expense	(38)	(29)
Other income and expense, net	71	52
	33	23

Income before provision for
income taxes	999	987

Provision for income taxes	392	375

Net income	$ 607	$ 612

Earnings per common share :
Basic	$ 0.05	$ 0.05
Diluted	$ 0.05	$ 0.05

Average number of common shares
outstanding :
Basic	13,034	12,980
Diluted	13,154	13,150

Dividends per common share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Three Months Ended
	February 28,	February 29,
	2005	2004
Cash Flows From Operating Activities :
Net income	$ 607	$ 612
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	878	834
Amortization	102	15
Deferred income taxes	102	70
Changes in assets and liabilities, excluding
effects of business acquisitions:
Accounts receivable	758	(842)
Inventories	(167)	(232)
Prepaid expenses and other assets	(520)	61
Accounts payable and accrued expenses	(1,375)	207
Net cash provided by operating activities	385	725

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(313)	(577)
Payment for acquired businesses, net of cash received	(10,655)	(5,577)
Net cash used in investing activities	(10,968)	(6,154)

Cash Flows From Financing Activities :
Repayment of long-term debt	(59)	(54)
Net proceeds from issuance of common stock	76	159
Net cash used in financing activities	17	105

Effect of exchange rate changes on cash	(1)	(12)

Net decrease in cash and cash equivalents	(10,567)	(5,336)

Cash and cash equivalents, beginning of period	17.535	24,779

Cash and cash equivalents, end of period	$ 6,968	$ 19,443

Cash paid during the period for :
Interest	$ 55	$ 63
Income taxes	47	42

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 28, 2005

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

The balance sheet at November 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2004.

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

Note 4 - Acquisitions

On February 11, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. ("Amplifonix"). Amplifonix, based in Philadelphia, Pennsylvania, is a designer and manufacturer of radio frequency ("RF") amplifiers, switches, detectors, integrated systems, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar and defense systems. The acquisition significantly expands the Company's microwave product offerings and capabilities, particularly in the area of hybrid amplifiers. As a result of offering a more comprehensive RF and microwave product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for Amplifonix products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for Amplifonix was approximately $10,347,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by an independent appraisal. For machinery and equipment, fair market values were primarily determined by reference to published market quotations. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of approximately $377,000, was funded through available cash reserves.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$ 1,107
Inventories	837
Prepaid expenses and other current assets	136
Land and improvements	441
Buildings and improvements	2,059
Machinery and equipment	879
Identifiable intangible assets	1,200
Accounts payable	(277)
Goodwill	3,965
$ 10,347

The identifiable intangible assets (principally consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from 3 to 10 years.

The goodwill acquired has been assigned to the Company's Frequency Control Products Group reportable operating segment. For tax purposes, the Company expects to amortize the acquired goodwill ratably over a 15-year period.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2003 (in thousands, except per share data):

	For the Three Months Ended
	February 28,	February 29,
	2005	2004

Net sales	$ 23,361	$ 18,915

Net income	610	681

Earnings per common share
Basic	0.05	0.05
Diluted	0.05	0.05

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

On October 15, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit ("CBU") of REMEC, Inc. The aggregate cash purchase price for CBU was $8,121,000, excluding contingent payments. Under the terms of the applicable Asset Purchase Agreement, the amount of contingent payments are to be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeds $2,500,000 (the "Target"), a contingent payment is earned equal to 50% of the amount by which the actual customer orders received in the quarter exceeds the Target. For the fourth calendar quarter of 2004, a contingent payment of $308,000 was computed and earned. Contingent payments earned are to be paid in cash within 30 days following the close of the applicable quarter. Accordingly, during the quarter ended February 28, 2005, contingent consideration of $308,000 was paid and charged to goodwill. Future contingent payments for CBU, if any, will also be allocated to goodwill when the amount of the contingent payments are determinable.

Note 5 - Inventories

Inventories by major classification are as follows (in thousands):

	February 28,	November 30,
	2005	2004

Finished goods	$ 2,389	$ 2,341
Work - in - process	5,066	4,934
Raw materials	8,937	8,097
	$ 16,392	$ 15,372

Inventories are presented net of aggregate inventory reserves of $1,874,000 at February 28, 2005 and $1,457,000 at November 30, 2004.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	February 28,	November 30,
	2005	2004

Land and improvements	$ 1,899	$ 1,447
Buildings and improvements	15,955	13,859
Machinery and equipment	27,078	25,918
	44,932	41,224
Less accumulated depreciation	26,148	25,258
	$ 18,784	$ 15,966

Note 7 - Goodwill Goodwill consists of the following (in thousands):
	February 28,	November 30,
	2005	2004

Goodwill	$ 28,460	$ 24,187
Less accumulated amortization	2,168	2,168
Goodwill, net	$ 26,292	$ 22,019

Changes in the carrying amount of goodwill for the periods ended February 28, 2005 and February 29, 2004, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended
	February 28,	February 29,
	2005	2004

Goodwill, beginning of period	$ 22,019	$ 18,019

Goodwill acquired	4,273	2,865
Goodwill impairment losses	-	-

Goodwill, end of period	$ 26,292	$ 20,884

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products

Three Months Ended February 28, 2005

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 7,776

Goodwill acquired	-	-	4,273
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 12,049

Three Months Ended February 29, 2004

Goodwill, beginning of period	$ 10,557	$ 3,686	$ 3,776

Goodwill acquired	-	-	2,865
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 10,557	$ 3,686	$ 6,641

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	February 28,	November 30,
	2005	2004
Amortizable assets:
Customer-related intangibles	$ 3,355	$ 2,155
Patents and patent rights	521	521
Debt issuance costs	205	205
	4,081	2,881
Less accumulated amortization	725	623
	3,356	2,258
Other assets:
Deferred charges	260	232
Deferred income taxes	12	12
	272	244

Other noncurrent assets	$ 3,628	$ 2,502

Amortization of intangible assets is expected to be approximately $491,000 for each of the next five fiscal years.

Note 9 - Debt Agreement

The Company maintains a revolving line of credit with its principal lending institution (the "Bank"), with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During the periods ended February 28, 2005 and February 29, 2004, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2005, the Company was in compliance with these debt covenants. On March 9, 2005, the Company and the Bank amended the line of credit. Under the amended agreement, which expires on April 30, 2007, the line of credit limit was increased from $6,000,000 to $10,000,000.

The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,303,000 (Euro 1,000,000). During the periods ended February 28, 2005 and February 29, 2004, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At February 28, 2005, the Company had no forward contracts outstanding.

Note 11 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28,	February 29,
	2005	2004
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 607	$ 612

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,034	12,980

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,034	12,980

Effect of dilutive stock options	120	170
	13,154	13,150
Earnings per common share:

Basic	$ 0.05	$ 0.05
Diluted	$ 0.05	$ 0.05

Options to purchase 625,200 shares of Common Stock, at a weighted average exercise price of $8.68 per share, were outstanding at February 28, 2005, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At February 29, 2004, options to purchase 482,000 shares of Common Stock, at a weighted average exercise price of $9.61 per share, were similarly excluded.

Note 12- Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Net income	$ 607	$ 612

Foreign currency translation adjustments	68	228

Comprehensive income	$ 675	$ 840

The components of accumulated other comprehensive income are as follows (in thousands):
	February 28,	November 30,
	2005	2004

Foreign currency translation adjustments	$ 195	$ 127

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

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.00% in 2005 and 2004; volatility factor of the expected market price of the Company's Common Stock of 0.19 in 2005 and 0.32 in 2004; dividend yield of 0.00% each year; and a weighted average expected option life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income and earnings per common share would have been decreased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Net income, as reported	$ 607	$ 612
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effects	134	162
Pro forma net income	$ 473	$ 450

Earnings per common share:
Basic, as reported	$ 0.05	$ 0.05
Basic, pro forma	0.04	0.03

Diluted, as reported	0.05	0.05
Diluted, pro forma	0.04	0.03

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. For most public entities, the provisions of SFAS No. 123R will be effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Effective for the fourth quarter of fiscal 2005, the Company will adopt the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under SFAS No. 148 for pro forma disclosures. For periods before the required effective date, the Company expects to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 148. The Company currently expects the adoption of SFAS No. 123R will have an effect on its results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

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

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's selling expenses, general and administrative expenses, and nonoperating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income.

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended February 28, 2005 and February 29, 2004 is as follows (in thousands):

	Signal Integrity Products	Power Integrity Products and Mgt. Systems	Frequency Control Products	Total
Three Months Ended February 28, 2005

Revenue from unaffiliated customers	$ 9,858	$ 3,741	$ 7,543	$ 21,142
Segment income	3,186	116	976	4,278

Three Months Ended February 29, 2004

Revenue from unaffiliated customers	$ 10,635	$ 4,646	$ 1,844	$ 17,125
Segment income	3,172	829	22	4,023

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 28, 2005 and February 29, 2004 is as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Total income for reportable segments	$ 4,278	$ 4,023
Unallocated amounts:
Selling, general and administrative expense	(3,312)	(3,059)
Interest expense	(38)	(29)
Other income, net of other expense	71	52
Consolidated income before provision for income taxes	$ 999	$ 987

Note 15 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

Note 16 - Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that may affect the Company's future effective income tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from its non-U.S. subsidiaries before the end of 2005. In December, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides entities additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the entity's plan for reinvestment or repatriation of foreign earnings. In accordance with the provisions of FSP 109-2, the Company continues to evaluate this repatriation provision, including ongoing clarifications to how the Act is to be applied. Based on this evaluation, the Company is unable to currently determine if there will be a material impact to its fiscal 2005 results from the Act's foreign earnings repatriation provision.

Top of Report

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2004. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

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

Acquisition

On February 11, 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. ("Amplifonix"). Amplifonix, based in Philadelphia, Pennsylvania, is a designer and manufacturer of radio frequency ("RF") amplifiers, switches, detectors, integrated systems, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar and defense systems. The acquisition significantly expands our microwave product offerings and capabilities, particularly in the area of hybrid amplifiers.

The aggregate cash purchase price for Amplifonix was $10.3 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, Amplifonix net sales of $802,000 have been included in the Company's consolidated net sales for the three month period ended February 28, 2005, and are reported within the Company's Frequency Control Products Group for operating segment purposes.

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

Executive Summary

During the first quarter of fiscal 2005, our sales increased $4.0 million or 23.5% from the same period last year. In addition to Amplifonix product sales of $802,000, our increased sales primarily reflect additional shipment volume for our frequency control products. Although these products are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Shipments of our signal and power integrity products were down $2.4 million from a year ago, reflecting weak market conditions throughout the passive electronic components industry. With our total consolidated sales below previous expectations, we had poorer absorption of our fixed manufacturing overhead. As a result, our gross margin was 23.3% of sales in the current quarter, compared to 25.7% for the same period last year. With lower gross margin percentages, our overall profitability was relatively unchanged. For the quarter ended February 28, 2005, net income was $607,000 or five cents per share, versus $612,000 or five cents per share for the comparable quarter of 2004.

After expending $10.3 million of cash for the acquisition of Amplifonix, our cash and cash equivalents were $7.0 million at February 28, 2005, our current ratio was 5.66 to 1.00, our total borrowed funds were only $2.0 million, and our total debt to equity was 0.17 to 1.00.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 2005 and February 29, 2004 (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004

Net sales	100.0%	100.0%
Cost of products sold	76.7	74.3
Gross margin	23.3	25.7
Selling, general and administrative expense	18.7	20.1
Income from operations	4.6	5.6
Other income (expense)
Interest expense	(0.2)	(0.1)
Other income and expense, net	0.3	0.3
Income before provision for income taxes	4.7	5.8
Provision for income taxes	1.8	2.2
Net income	2.9%	3.6%

The following table sets forth the Company's net sales by reportable operating segments for the three months ended February 28, 2005 and February 29, 2004 (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004

Signal Integrity Products	$ 9,858	$ 10,635
Power Integrity Products and Management Systems	3,741	4,646
Frequency Control Products	7,543	1,844
	$ 21,142	$ 17,125

First Quarter 2005 Versus First Quarter 2004

Net Sales

Our net sales increased by $4.0 million during the period, with consolidated net sales of $21.1 million in the first quarter of fiscal 2005 and $17.1 million in the comparable quarter of 2004. In addition to Amplifonix product sales of $802,000, our increased sales primarily reflect additional shipment volume for our frequency control products. Excluding Amplifonix product sales, shipments of frequency control products were up $4.9 million from a year ago. Although these products are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Sales of our power management systems were $1.4 million during the first quarter of 2005, an increase of $742,000 from the first quarter of 2004. These advanced systems include power distribution units, fuse and breaker interface panels, and remote monitoring systems used in wireless base stations and other telecommunications infrastructure equipment. Shipments of our signal and power integrity products were down $2.4 million from a year ago, reflecting weak market conditions throughout the passive electronic components industry. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the first quarter of fiscal 2005 amounted to $21.8 million, up $4.6 million or 26.5% from the comparable period of 2004. Our sales order backlog at February 28, 2005, was $34.9 million, including $4.1 million related to Amplifonix products. At November 30, 2004, our consolidated sales order backlog was $30.6 million.

Gross Margin

With the overall passive electronic components industry continuing to experience weak market conditions, our total consolidated sales in the first quarter of 2005 fell below previous expectations. As a result, we had poorer absorption of our fixed manufacturing overhead and our gross margin percentages declined. In the first quarter of 2005, gross margin was $4.9 million or 23.3% of sales. For the first quarter of last year, gross margin was $4.4 million or 25.7% of sales. Total manufacturing overhead costs were $8.0 million or 37.7% of sales in the first quarter of 2005, versus $6.0 million or 35.3% of sales for the comparable period of 2004. As a percentage of sales, material and labor costs remained stable throughout the period with aggregate material and labor costs amounting to $8.2 million or 39.0% of sales in 2005 and $6.7 million or 39.0% of sales in 2004.

At February 28, 2005, we had a total workforce of 1,131 employees, including Amplifonix personnel of 86. We expect to continually review our organization and cost structure to improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

As a percentage of sales, selling expense was relatively stable throughout the period. In the first quarter of 2005, selling expense amounted to $2.5 million or 11.6% of sales, compared to $2.0 million or 11.5% of sales in the same quarter of 2004. General and administrative expense was also relatively constant at $1.5 million in the first quarter of 2005 and 2004.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $19,000 in the first quarter of fiscal 2004 upon the granting of PML technology licenses. Although these licenses, as well as other previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have. No license fees or royalties were received in the first quarter of 2005.

Investment income of $71,000 in 2005 and $33,000 in 2004 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 39.2% in 2005 and 38.0% in 2004, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2004, approximately 43.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 18.0% of our total consolidated net sales in 2004. Throughout most of the last four years, the telecommunications equipment industry has experienced a severe slowdown and extreme volatility. Recently, market conditions in the industry have demonstrated some improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, difficulties in integrating acquired businesses and product lines, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a revolving line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the Bank's prevailing prime rate. At February 28, 2005, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At February 28, 2005, we were in compliance with all debt covenants. On March 9, 2005, the line of credit agreement was amended. Under the amended agreement, which expires on April 30, 2007, the line of credit limit was increased from $6.0 million to $10.0 million. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At February 28, 2005, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At February 28, 2005, we had net working capital of $34.9 million, compared to $42.3 million at November 30, 2004. The reduction in working capital principally reflects the use of $10.3 million in cash for the acquisition of Amplifonix on February 11, 2005. At February 28, 2005, current assets were 5.66 times current liabilities, compared to 5.93 at the end of fiscal 2004.

In the first three months of fiscal 2005, our capital expenditures for property, plant and equipment amounted to $313,000. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At February 28, 2005, we had not entered into any material commitments for capital expenditures.

During the first quarter of 2005, in addition to our acquisition of Amplifonix, we made a contingent payment of $308,000 in connection with our October 2004 acquisition of the Components Business Unit ("CBU") of REMEC, Inc. A final contingent payment for CBU may be made during the second quarter of fiscal 2005. Such contingent payment will be based upon customer orders received for CBU products during the three month period ended March 31, 2005. We currently do not expect this final contingent payment, if any, to be a material amount.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2005, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of February 28, 2005, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$ 2,047	$ 331	$ 290	$ 295	$ 100	$ 487	$ 544
Operating leases	1,224	506	458	260	-	-	-

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

Net cash generated by operating activities amounted to $385,000 during the first three months of fiscal 2005. With improved collection efforts, accounts receivable decreased by $758,000 in the current quarter, excluding the effects of business acquisitions. This benefit was more than offset, however, by increased cash requirements for certain prepaid expenses and required reductions in accrued incentive compensation and other previously accrued operating expenses. In the comparable period last year, net cash generated by operating activities was $725,000. As a result of increased shipments and production requirements during the first quarter of 2004, accounts receivable and inventories increased by $842,000 and $232,000, respectively.

At February 28, 2005, the aggregate carrying value of goodwill was $26.2 million or 28.9% of our total assets and 33.9% of our total stockholders' equity. This amount includes approximately $4.0 million of goodwill recognized in connection with our acquisition of Amplifonix. On an annual basis, and when there is a reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no impairment losses need be recognized in any of the periods presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 28, 2005, our allowance for doubtful accounts was $1.1 million, or 6.2% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2005. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2005, we had recorded inventory reserves in the aggregate amount of $1.9 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. For most public entities, the provisions of SFAS No. 123R will be effective for interim or annual periods beginning after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Effective for our fourth quarter of fiscal 2005, we will adopt the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") for pro forma disclosures. For periods before the required effective date, we expect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 148. We currently expect the adoption of SFAS No. 123R will have an effect on our results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that may affect our future effective income tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from its non-U.S. subsidiaries before the end of 2005. In December, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides entities additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the entity's plan for reinvestment or repatriation of foreign earnings. In accordance with the provisions of FSP 109-2, we continue to evaluate this repatriation provision, including ongoing clarifications to how the Act is to be applied. Based on this evaluation, we are unable to currently determine if there will be a material impact to our fiscal 2005 results from the Act's foreign earnings repatriation provision.

Top of Report

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 28, 2005, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 28, 2005, no interest rate swap agreements were outstanding.

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

    (b)  Change in Internal Controls

    There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended February 28, 2005, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

On January 10, 2005, the Company filed a press release announcing its financial results for the fourth quarter and fiscal year ended November 30, 2004.

On January 14, 2005, the Company filed a transcript of its fourth quarter and year end earnings conference call held on January 10, 2005.

On February 11, 2005, the Company filed a press release and related documents announcing that it had acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM CONTROL, INC. (Registrant)

Date: March 30, 2005	By: /s/ John P. Freeman
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

Date: March 30, 2005

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

Date: March 30, 2005

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
Securities and Exchange Commission 450 Fifth Street, NW Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i) this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended February 28, 2005, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and
(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 30th day of March 2005.

/s/ RICHARD A. SOUTHWORTH	/s/ JOHN P. FREEMAN
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report