Form 10-Q
period 2005-05-31
SPECTRUM CONTROL INC
filed 2005-06-27
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2005	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2005
Common, no par value	13,061,818

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$ 6,670	$ 17,535
Accounts receivable, less allowances of $ 1,111
in 2005 and $ 985 in 2004	17,479	15,484
Inventories	16,918	15,372
Deferred income taxes	1,171	1,171
Prepaid expenses and other current assets	1,791	1,300
Total current assets	44,029	50,862

Property, plant and equipment, net	17,955	15,966

Other assets
Goodwill	26,702	22,019
Other noncurrent assets	4,036	2,502
Total other assets	30,738	24,521

Total assets	$ 92,722	$ 91,349

Liabilities And Stockholders' Equity
Current liabilities
Accounts payable	$ 4,726	$ 4,238
Income taxes payable	47	17
Accrued liabilities	2,594	3,926
Current portion of long-term debt	390	390
Total current liabilities	7,757	8,571

Long-term debt	1,346	1,716
Deferred income taxes	4,632	4,220

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,737,818 shares
in 2005 and 13,705,552 in 2004	44,374	44,207
Retained earnings	38,065	36,136
Treasury stock, 676,000 shares in 2005
and 2004, at cost	(3,628)	(3,628)
Accumulated other comprehensive income	176	127
Total stockholders' equity	78,987	76,842

Total liabilities and stockholders' equity	$ 92,722	$ 91,349

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands, Except Per Share Data )
	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Net sales	$ 25,882	$ 21,484	$ 47,024	$ 38,609

Cost of products sold	19,340	14,933	35,559	27,658

Gross margin	6,542	6,551	11,465	10,951

Selling, general and
administrative expense	4,442	4,100	8,399	7,536

Income from operations	2,100	2,451	3,066	3,415

Other income ( expense ) :
Interest expense	(38)	(28)	(76)	(57)
Other income and expense, net	111	45	182	97
	73	17	106	40

Income before provision for
income taxes	2,173	2,468	3,172	3,455

Provision for income taxes	851	940	1,243	1,315

Net income	$ 1,322	$ 1,528	$ 1,929	$ 2,140

Earnings per common share :
Basic	$ 0.10	$ 0.12	$ 0.15	$ 0.16
Diluted	$ 0.10	$ 0.12	$ 0.15	$ 0.16

Average number of common shares
outstanding :
Basic	13,059	13,013	13,047	12,996
Diluted	13,161	13,176	13,158	13,163

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Six Months Ended
	May 31,
	2005	2004
Cash Flows From Operating Activities :
Net income	$ 1,929	$ 2,140
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	1,739	1,685
Amortization	232	54
Deferred income taxes	412	244
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(950)	(1,703)
Inventories	(695)	(1,248)
Prepaid expenses and other assets	(309)	441
Accounts payable and accrued expenses	(1,218)	2,105
Net cash provided by operating activities	1,140	3,718

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(965)	(985)
Payment for acquired businesses, net of cash received	(10,835)	(5,577)
Net cash used in investing activities	(11,800)	(6,562)

Cash Flows From Financing Activities :
Repayment of long-term debt	(370)	(265)
Net proceeds from issuance of common stock	167	202
Net cash used in financing activities	(203)	(63)

Effect of exchange rate changes on cash	(2)	(35)

Net decrease in cash and cash equivalents	(10,865)	(2,942)

Cash and cash equivalents, beginning of period	17,535	24,779

Cash and cash equivalents, end of period	$ 6,670	$ 21,837

Cash paid during the period for :
Interest	$ 76	$ 77
Income taxes	588	866

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 31, 2005
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

Note 4 - Acquisitions

On February 11, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. ("Amplifonix"). Amplifonix, based in Philadelphia, Pennsylvania, is a designer and manufacturer of radio frequency ("RF") and microwave amplifiers, switches, detectors, integrated systems, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar and defense systems. The acquisition significantly expands the Company's RF and microwave product offerings and capabilities, particularly in the area of hybrid amplifiers. As a result of offering a more comprehensive RF and microwave product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for Amplifonix products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for Amplifonix was $10,360,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by an independent appraisal. For machinery and equipment, fair market values were primarily determined by reference to published market quotations. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of $390,000, was funded through available cash reserves.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$ 1,006
Inventories	837
Prepaid expenses and other current assets	136
Land and improvements	247
Buildings and improvements	1,153
Machinery and equipment	1,358
Identifiable intangible assets	1,805
Accounts payable	(277)
Accrued liabilities	(113)
Goodwill	4,208
$ 10,360

The identifiable intangible assets (principally consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from 3 to 10 years.

The goodwill acquired has been assigned to the Company's RF and Microwave Components and Systems reportable operating segment. For tax purposes, the Company expects to amortize the acquired goodwill ratably over a 15-year period.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Net sales	$ 25,882	$ 23,899	$ 49,243	$ 42,814

Net income	1,322	1,682	1,932	2,363

Earnings per common share:
Basic	0.10	0.13	0.15	0.18
Diluted	0.10	0.13	0.15	0.18

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

On October 15, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit ("CBU") of REMEC, Inc. The aggregate cash purchase price for CBU was $8,121,000, excluding contingent payments. Under the terms of the applicable Asset Purchase Agreement, the amount of contingent payments was to be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeded $2,500,000 (the "Target"), a contingent payment would be earned equal to 50% of the amount by which the actual customer orders received in the quarter exceeded the Target. Contingent payments of $308,000 and $33,000 were computed and earned for the fourth calendar quarter of 2004 and first calendar quarter of 2005, respectively. In accordance with the terms of the Asset Purchase Agreement, the contingent payments were paid in cash within 30 days following the close of the applicable calendar quarter. These contingent payments in fiscal year 2005 have been added to the goodwill recognized in the acquisition of CBU.

On February 27, 2004, the Company acquired all of the outstanding common stock of Salisbury Engineering, Inc. ("SEI"). The aggregate cash purchase price for SEI was $5,585,000, excluding any acquisition-related taxes imposed on SEI attributable to making a Section 338 election for federal income tax purposes. During the quarter ended May 31, 2005, a tax liability of $134,000 related to the election was computed and paid by the Company. As a result of this final tax payment, additional goodwill of $134,000 was recognized in the second quarter of fiscal year 2005 for the acquisition of SEI.

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	May 31,	November 30,
	2005	2004

Finished goods	$ 2,709	$ 2,341
Work - in - process	5,132	4,934
Raw materials	9,077	8,097
	$16,918	$15,372

Inventories are presented net of aggregate inventory reserves of $2,554,000 at May 31, 2005 and $1,457,000 at November 30, 2004.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	May 31,	November 30,
	2005	2004

Land and improvements	$ 1,694	$ 1,447
Buildings and improvements	15,087	13,859
Machinery and equipment	28,182	25,918
	44,963	41,224
Less accumulated depreciation	27,008	25,258
	$17,955	$15,966

Note 7 - Goodwill Changes in the carrying amount of goodwill for the periods ended May 31, 2005 and 2004, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Goodwill, beginning of period	$ 26,292	$ 20,884	$ 22,019	$ 18,019

Goodwill acquired	410	-	4,683	2,865
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 26,702	$ 20,884	$ 26,702	$ 20,884

	Signal and Power Integrity Components	RF and Microwave Components and Systems	Power Management Systems

Three Months Ended May 31, 2005

Goodwill, beginning of period	$ 14,243	$ 12,049	$ -

Goodwill acquired	-	410	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,459	$ -

Three Months Ended May 31, 2004

Goodwill, beginning of period	$ 14,243	$ 6,641	$ -

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 6,641	$ -

Six Months Ended May 31, 2005

Goodwill, beginning of period	$ 14,243	$ 7,776	$ -

Goodwill acquired	-	4,683	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,459	$ -

Six Months Ended May 31, 2004

Goodwill, beginning of period	$ 14,243	$ 3,776	$ -

Goodwill acquired	-	2,865	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 6,641	$ -

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	May 31,	November 30,
	2005	2004
Amortizable assets:
Customer-related intangibles	$ 3,960	$ 2,155
Patents and patent rights	531	521
Debt issuance costs	205	205
	4,696	2,881
Less accumulated amortization	854	623
	3,842	2,258
Other assets:
Deferred charges	182	232
Deferred income taxes	12	12
	194	244

Other noncurrent assets	$ 4,036	$ 2,502

Amortization of intangible assets is expected to be approximately $600,000 for each of the next two fiscal years, and $400,000 for each of the succeeding three years.

Note 9 - Debt Agreement

The Company maintains a revolving line of credit with its principal lending institution (the "Bank"), with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During the periods ended May 31, 2005 and 2004, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2005, the Company was in compliance with these debt covenants. On March 9, 2005, the Company and the Bank amended the line of credit. Under the amended agreement, which expires on April 30, 2007, the line of credit limit was increased from $6,000,000 to $10,000,000.

The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,296,000 (Euro 1,000,000). During the periods ended May 31, 2005 and 2004, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At May 31, 2005, the Company had no forward contracts outstanding.

Note 11 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 1,322	$ 1,528	$ 1,929	$ 2,140

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,059	13,013	13,047	12,996

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,059	13,013	13,047	12,996

Effect of dilutive
stock options	102	163	111	167
	13,161	13,176	13,158	13,163

Earnings per common share:

Basic	$ 0.10	$ 0.12	$ 0.15	$ 0.16
Diluted	$ 0.10	$ 0.12	$ 0.15	$ 0.16

Options to purchase 746,050 shares of Common Stock, at a weighted average exercise price of $8.24 per share, were outstanding at May 31, 2005, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At May 31, 2004, options to purchase 565,300 shares of Common Stock, at a weighted average exercise price of $9.47 per share, were similarly excluded.

Note 12- Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net income	$ 1,322	$ 1,528	$ 1,929	$ 2,140

Foreign currency translation
adjustments	(19)	(149)	49	79

Comprehensive income	$ 1,303	$ 1,379	$ 1,978	$ 2,219

The components of accumulated other comprehensive income are as follows (in thousands):
	May 31,	November 30,
	2005	2004

Foreign currency translation adjustments	$ 176	$ 127

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

For SFAS No. 148 purposes, the fair value of each option granted under the Company's stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.35% in 2005 and 2.00% in 2004; volatility factor of the expected market price of the Company's Common Stock of 0.19 in 2005 and 0.32 in 2004; dividend yield of 0.00% each year; and a weighted average expected option life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income and earnings per common share would have been decreased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Net income as reported	$ 1,322	$ 1,528	$ 1,929	$ 2,140

Less: Stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	143	167	277	334

Pro forma net income	$ 1,179	$ 1,361	$ 1,652	$ 1,806

Earnings per common share:
Basic, as reported	$ 0.10	$ 0.12	$ 0.15	$ 0.16
Basic, pro forma	0.09	0.10	0.13	0.14

Diluted, as reported	0.10	0.12	0.15	0.16
Diluted, pro forma	0.09	0.10	0.13	0.14

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced that it would provide a phased-in implementation process for SFAS No. 123R. As a result of this phased-in process, the provisions of SFAS No. 123R must be adopted by most public entities no later than the beginning of the first fiscal year commencing after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Effective for the fiscal year beginning December 1, 2005, the Company will adopt the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under SFAS No. 148 for pro forma disclosures. For periods before the required effective date, the Company expects to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 148. The Company currently expects the adoption of SFAS No. 123R will have an effect on its results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

Note 14 - Reportable Operating Segments

The Company was founded as a solutions- oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. In fiscal year 2005, the Company realigned its business segments to better reflect its current strategic focus.

The Company's current operations are conducted in three reportable segments: signal and power integrity components; RF and microwave components and systems; and power management systems. The Company's Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru ("MLFT") filters. The RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and systems. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2005 and 2004 is as follows (in thousands):

	Signal and Power Integrity Components	RF and Microwave Components and Systems	Power Management Systems
Three Months Ended May 31:
2005

Revenue from unaffiliated customers	$ 13,589	$ 10,159	$ 2,134
Segment income	4,002	1,470	411

2004

Revenue from unaffiliated customers	17,189	3,596	699
Segment income	5,520	561	28

Six Months Ended May 31:
2005

Revenue from unaffiliated customers	$ 25,830	$ 17,702	$ 3,492
Segment income	7,160	2,449	552

2004

Revenue from unaffiliated customers	31,854	5,440	1,315
Segment income	9,480	568	85

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Total income for reportable segments	$ 5,883	$ 6,109	$ 10,161	$ 10,133

Unallocated amounts:

Selling, general and administrative expense	(3,783)	(3,658)	(7,095)	(6,718)

Interest expense	(38)	(28)	(76)	(57)

Other income	111	45	182	97

Consolidated income before
provision for income taxes	$ 2,173	$ 2,468	$ 3,172	$ 3,455

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

Our operations are currently conducted in three reportable segments: signal and power integrity components; RF and microwave components and systems; and power management systems. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru ("MLFT") filters. Our RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and systems. Our Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems.

Acquisition

On February 11, 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. ("Amplifonix"). Amplifonix, based in Philadelphia, Pennsylvania, is a designer and manufacturer of radio frequency ("RF") and microwave amplifiers, switches, detectors, integrated systems, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar and defense systems. The acquisition significantly expands our RF and microwave product offerings and capabilities, particularly in the area of hybrid amplifiers.

The aggregate cash purchase price for Amplifonix was $10.4 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, Amplifonix net sales of $3.0 million for the three month period ended May 31, 2005, and $3.8 million for the six month period ended May 31, 2005, have been included in the Company's consolidated net sales. These Amplifonix net sales are reported within the Company's RF and Microwave Components and Systems Business for operating segment purposes.

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

Executive Summary

During the second quarter of fiscal 2005, our sales increased by $4.4 million or 20.5% from the same period last year. In addition to $6.0 million of shipments being generated by the impact of our two recent acquisitions (Amplifonix and the Components Business Unit of REMEC, Inc. in October 2004), sales of RF and microwave components and systems grew by approximately $600,000 from a year ago. Demand for these products in military/aerospace applications were particularly strong in the current quarter. Sales of our power management systems increased in the second quarter of 2005 by $1.4 million compared to the same period last year. These advanced systems are primarily used in infrastructure equipment for telecommunications, computer networks, and certain military applications. Shipments of our signal and power integrity products were down $3.6 million from a year ago, reflecting poor market conditions throughout the passive electronic components industry.

In the second quarter of 2005, our gross margin was 25.3% of sales compared to 30.5% of sales for the same quarter last year. This decline in gross margin percentage primarily reflects additional manufacturing overhead costs from: the ongoing integration and consolidation of our recent acquisitions; poor absorption of fixed manufacturing overhead resulting from the decline in revenue of our signal and power integrity components business; and expenses incurred to support the current and planned future growth of our RF and microwave components and systems business. With lower gross margin percentages, our overall profitability decreased slightly during the period. For the quarter ended May 31, 2005, net income was $1.3 million or 10 cents per share, versus $1.5 million or 12 cents per share for the comparable quarter of 2004.

Despite additional working capital requirements, we generated $1.1 million of net operating cash flow during the first half of fiscal 2005. After expending $10.4 million of cash in 2005 for the acquisition of Amplifonix, our cash and cash equivalents were $6.7 million at May 31, 2005, our current ratio was 5.68 to 1.00, our total borrowed funds were only $1.7 million, and our total debt to equity was 0.17 to 1.00.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and six months ended May 31, 2005 and 2004 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.7	69.5	75.6	71.6
Gross margin	25.3	30.5	24.4	28.4
Selling, general and administrative expense	17.2	19.1	17.9	19.5
Income from operations	8.1	11.4	6.5	8.9
Other income (expense)
Interest expense	(0.1)	(0.1)	(0.2)	(0.2)
Other income and expense, net	0.4	0.2	0.4	0.2
Income before provision for income taxes	8.4	11.5	6.7	8.9
Provision for income taxes	3.3	4.4	2.6	3.4
Net income	5.1%	7.1%	4.1%	5.5%

The following table sets forth the Company's net sales by reportable operating segments for the three months and six months ended May 31, 2005 and 2004 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Signal and Power Integrity Components	$ 13,589	$ 17,189	$ 25,830	$ 31,854
RF and Microwave Components and Systems	10,159	3,596	17,702	5,440
Power Management Systems	2,134	699	3,492	1,315
	$ 25,882	$ 21,484	$ 47,024	$ 38,609

Second Quarter 2005 Versus Second Quarter 2004

Net Sales

Our net sales increased by $4.4 million during the period, with consolidated net sales of $25.9 million in the second quarter of fiscal 2005 and $21.5 million in the comparable quarter of 2004. This increase primarily reflects additional shipment volume for our RF and microwave components and systems. Sales for this business segment were $10.2 million in the current quarter, up $6.6 million from the same period last year. Of this $6.6 million increase, $3.0 million reflects Amplifonix product sales and another $3.0 million was generated by our operations in Palm Bay, Florida, which we acquired in October 2004 as part of our acquisition of the Components Business Unit of REMEC, Inc. ("CBU"). Although our RF and microwave components and systems are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Sales of our power management systems were $2.1 million during the second quarter of 2005, an increase of $1.4 million from the second quarter of 2004. These advanced systems are used in various infrastructure equipment including wireless base stations, optical networks, IT hubs, data centers, and certain military applications. Shipments of our signal and power integrity products were down $3.6 million from a year ago, reflecting poor market conditions throughout the passive electronic components industry. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the second quarter of fiscal 2005 amounted to $27.1 million, up $5.2 million or 24.0% from the comparable period of 2004. At May 31, 2005, our sales order backlog was $36.7 million, compared to $30.6 million at November 30, 2004.

Gross Margin

In the second quarter of 2005, gross margin was $6.5 million or 25.3% of sales compared to $6.6 million or 30.5% of sales for the same quarter last year. As a percentage of sales, material and labor costs declined slightly during the current quarter with aggregate material and labor costs amounting to $9.8 million or 37.9% of sales in 2005 and $8.3 million or 38.6% of sales in 2004. Total manufacturing overhead costs were $9.5 million or 36.8% of sales in the second quarter of 2005, versus $6.6 million or 30.9% of sales for the comparable period of 2004. The increase in manufacturing overhead costs primarily reflects ongoing integration and consolidation costs associated with our recent acquisitions of Amplifonix and CBU, as well as costs incurred to support the current and planned future growth of our RF and microwave components and systems business. In addition, with the overall passive electronic components industry continuing to experience weak market conditions, sales of our signal and power integrity components in the second quarter of 2005 fell below previous expectations. As a result, we had poorer absorption of our fixed manufacturing overhead. These factors may continue to negatively impact our gross margins throughout the remainder of fiscal 2005.

Selling, General and Administrative Expense

During the second quarter of fiscal 2005, selling expense amounted to $2.6 million or 10.0% of sales, compared to $2.3 million or 10.7% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects reductions in effective sales commission rates. General and administrative expense was relatively constant at $1.8 million in the second quarter of 2005 and 2004.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $62,000 in the second quarter of fiscal 2005 upon the granting of PML technology licenses. Although these licenses, as well as other licenses previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have. No license fees or royalties were received in the second quarter of 2004.

Investment income of $52,000 in 2005 and $37,000 in 2004 was realized from temporary cash investments.

Six Months 2005 Versus Six Months 2004

Net Sales

For the first half of fiscal 2005, our net sales increased by $8.4 million or 21.8%, with consolidated sales of $47.0 million in 2005 and $38.6 million in 2004. This increase primarily reflects Amplifonix product sales of $3.8 million and CBU product sales of $6.1 million. In addition to the impact of our Amplifonix and CBU acquisitions, sales of our other RF and microwave components and systems grew by $2.3 million in the current period, principally reflecting increased shipments for products used in numerous military applications. Compared to the first half of 2004, sales of our power management systems increased by $2.2 million. Since the introduction of these products a few years ago, we have begun to gain customer recognition and market share for these advanced systems. Sales of our signal and power integrity products were $25.8 million in the first six months of fiscal 2005, down $6.0 million from the same period last year. Product sales for this business segment have been negatively impacted by the overall weak market conditions throughout the passive electronic components industry. Although these market conditions have recently demonstrated some signs of improvement, the overall business environment throughout the industry remains unpredictable. Accordingly, soft market demand for our signal and power integrity components may continue through the remainder of fiscal 2005.

Gross Margin

For the first six months of fiscal 2005, gross margin was $11.5 million or 24.4% of sales. In the first six months of fiscal 2004, gross margin was $11.0 million or 28.4% of sales. As a percentage of sales, material and labor costs remained relatively constant throughout the period with aggregate material and labor costs amounting to 38.4% of sales in 2005 and 38.8% of sales in 2004. Total manufacturing overhead costs were $17.5 million or 37.2% of sales in 2005, versus $12.7 million or 32.8% of sales for the same period of 2004. The increase in manufacturing costs was principally driven by the following factors: ongoing integration and consolidation costs associated with our recent acquisitions of Amplifonix and CBU; poor absorption of fixed manufacturing overhead resulting from the decline in revenue of our signal and power integrity components business; and additional manufacturing overhead required to support the current and expected future growth of our RF and microwave components and systems business.

Selling, General and Administrative Expense

During the first half of fiscal 2005, selling expense amounted to $5.0 million or 10.7% of sales, compared to $4.3 million or 11.1% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of lower effective sales commission rates. In addition, selling expense as a percentage of sales, reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $3.4 million in the first six months of fiscal 2005, versus $3.3 million in the comparable period of 2004. The increase in general and administrative expense primarily reflects costs associated with our compliance with the Sarbanes Oxley Act of 2002.

Other Income and Expense

We recognized $62,000 in 2005 and $19,000 in 2004 from PML license fee income. Investment income was realized from temporary cash investments of $127,000 in 2005 and $71,000 in 2004.

Income Taxes

Our effective income tax rate was 39.2% in 2005 and 38.1% in 2004, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2004, approximately 43.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufacturers of telecommunications equipment, represented an aggregate 18.0% of our total consolidated net sales in 2004. During the past four years, the telecommunications equipment industry has experienced a severe slowdown and extreme volatility. Recently, market conditions in the industry have demonstrated some improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures, new technologies which decrease the demand for our products, new product offerings by our competitors, product cost changes, changes in the overall economic climate, cancellation of existing customer order backlog, unanticipated impairment of assets, difficulties in integrating acquired businesses and product lines, changes in the availability of raw materials, and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a revolving line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the Bank's prevailing prime rate. At May 31, 2005, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At May 31, 2005, we were in compliance with all debt covenants. On March 9, 2005, the line of credit agreement was amended. Under the amended agreement, which expires on April 30, 2007, the line of credit limit was increased from $6.0 million to $10.0 million. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At May 31, 2005, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At May 31, 2005, we had net working capital of $36.3 million, compared to $42.3 million at November 30, 2004. The reduction in working capital principally reflects the use of $10.4 million in cash for the acquisition of Amplifonix on February 11, 2005. At May 31, 2005, current assets were 5.68 times current liabilities, compared to 5.93 at the end of fiscal 2004.

In the first half of fiscal 2005, our capital expenditures for property, plant and equipment amounted to $965,000. These capital expenditures were primarily for routine replacement of fixed assets, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At May 31, 2005, we had not entered into any material commitments for capital expenditures.

During the first six months of 2005, in addition to our acquisition of Amplifonix, we made final contingent payments totaling $341,000 in connection with our October 2004 acquisition of the Components Business Unit of REMEC, Inc. Also, in connection with our acquisition of Salisbury Engineering, Inc. ("SEI") in February 2004, a final payment of $134,000 was made in the first half of 2005 for income taxes associated with SEI's Section 338 federal tax election. We do not expect any additional contingent payments in the future associated with these acquisitions.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first six months of fiscal 2005, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of May 31, 2005, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$ 1,736	$ 20	$ 290	$ 295	$ 100	$ 487	$ 544
Operating leases	1,056	338	458	260	-	-	-

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

Net cash generated by operating activities amounted to $1.1 million during the first half of fiscal 2005, compared to $3.7 million for the same period a year ago. As a result of additional sales volume and production requirements, accounts receivable and inventories increased in the current period by $950,000 and $695,000, respectively, excluding the effects of business acquisitions. Operating cash flow was also negatively impacted in 2005 by increased cash requirements for certain prepaid expenses and required reductions in accrued incentive compensation aggregating $1.5 million.

At May 31, 2005, the aggregate carrying value of goodwill was $26.7 million or 28.8% of our total assets and 33.8% of our total stockholders' equity. This amount includes approximately $4.2 million of goodwill recognized in connection with our acquisition of Amplifonix. On an annual basis, and when there is a reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no impairment losses need be recognized in any of the periods presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2005, our allowance for doubtful accounts was $1.1 million, or 6.0% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2005. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2005, we had recorded inventory reserves in the aggregate amount of $2.6 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced that it would provide a phased-in implementation process for SFAS No. 123R. As a result of this phased-in process, the provisions of SFAS No. 123R must be adopted by most public entities no later than the beginning of the first fiscal year commencing after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

Effective for the fiscal year beginning December 1, 2005, we will adopt the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") for pro forma disclosures. For periods before the required effective date, we expect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 148. We currently expect the adoption of SFAS No. 123R will have an effect on our results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At May 31, 2005, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2005, no interest rate swap agreements were outstanding.

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

(b)  Change in Internal Controls

There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended May 31, 2005, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 4, 2005 at the Clarion Hotel, Bel-Aire Conference Center, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 A.M. All proposals as described in the Company's Proxy Statement dated March 1, 2005 were approved. Below are details of the matters voted upon at the meeting.

Proposal 1 - Election of Directors

Elections were held for three (3) directors to serve until the 2008 Annual Meeting. The results of the votes are as follows:

Name	Votes For	Votes Withheld
Paul S. Bates	11,490,312	770,762
Edwin R. Bindseil	11,498,625	762,449
John P. Freeman	11,486,809	774,265

Proposal 2 - Amendment to Stock Option Plan

The 1996 Non-Employee Director Stock Option Plan (the "Plan") was amended by the Board of Directors in November 2004, subject to approval by the shareholders. The only change to the Plan was to extend the term of the Plan for an additional ten years from its current expiration date. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
5,125,141	2,250,794	892,790

Proposal 3 - Appointment of Independent Registered Public Accounting Firm

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending November 30, 2005, subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
12,210,414	27,660	23,000

Top of Report

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
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
On March 17, 2005, the Company filed a press release announcing its financial results for the first quarter ended February 28, 2005.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: June 24, 2005	By: /s/ John P. Freeman
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
Date: June 24, 2005

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
Date: June 24, 2005

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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended May 31, 2005, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 24th day of June 2005.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report