Form 10-Q
period 2005-08-31
SPECTRUM CONTROL INC
filed 2005-09-30
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2005	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2005
Common, no par value	13,061,818

Item 1.  Financial Statements

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$ 9,203	$ 17,535
Accounts receivable, less allowances of $1,168
in 2005 and $985 in 2004	17,043	15,484
Inventories	17,196	15,372
Deferred income taxes	1,171	1,171
Prepaid expenses and other current assets	1,493	1,300
Total current assets	46,106	50,862

Property, plant and equipment, net	17,748	15,966

Other assets
Goodwill	26,802	22,019
Other noncurrent assets	3,829	2,502
Total other assets	30,631	24,521

Total assets	$ 94,485	$ 91,349

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 4,524	$ 4,238
Income taxes payable	106	17
Accrued liabilities	2,920	3,926
Current portion of long-term debt	390	390
Total current liabilities	7,940	8,571

Long-term debt	1,336	1,716

Deferred income taxes	4,917	4,220

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,737,818 shares
in 2005 and 13,705,552 in 2004	44,374	44,207
Retained earnings	39,623	36,136
Treasury stock, 676,000 shares in 2005
and 2004, at cost	(3,628)	(3,628)
Accumulated other comprehensive income (loss)	(77)	127
Total stockholders' equity	80,292	76,842

Total liabilities and stockholders' equity	$ 94,485	$ 91,349

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Net sales	$25,901	$20,180	$72,925	$58,789

Cost of products sold	18,583	14,604	54,142	42,262

Gross margin	7,318	5,576	18,783	16,527

Selling, general and
administrative expense	4,781	3,984	13,180	11,520

Income from operations	2,537	1,592	5,603	5,007

Other income ( expense ) :
Interest expense	(38)	(29)	(114)	(86)
Other income and expense, net	38	49	220	146
	-	20	106	60

Income before provision
for income taxes	2,537	1,612	5,709	5,067

Provision for income taxes	979	615	2,222	1,930

Net income	$ 1,558	$ 997	$ 3,487	$ 3,137

Earnings per common share :
Basic	$ 0.12	$ 0.08	$ 0.27	$ 0.24
Diluted	$ 0.12	$ 0.08	$ 0.27	$ 0.24

Average number of common shares
outstanding :
Basic	13,062	13,026	13,052	13,006
Diluted	13,159	13,177	13,158	13,168

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Nine Months Ended
	August 31,
	2005	2004
Cash Flows From Operating Activities :
Net income	$ 3,487	$ 3,137
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	2,652	2,534
Amortization	391	93
Deferred income taxes	697	357
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	(675)	(1,096)
Inventories	(1,072)	(983)
Prepaid expenses and other assets	(40)	775
Accounts payable and accrued expenses	(1,012)	1,257
Net cash provided by operating activities	4,428	6,074

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(1,672)	(1,894)
Payment for acquired businesses, net of cash received	(10,835)	(5,577)
Net cash used in investing activities	(12,507)	(7,471)

Cash Flows From Financing Activities :
Repayment of long-term debt	(380)	(275)
Net proceeds from issuance of common stock	167	246
Net cash used in financing activities	(213)	(29)

Effect of exchange rate changes on cash	(40)	(5)

Net decrease in cash and cash equivalents	(8,332)	(1,431)

Cash and cash equivalents, beginning of period	17,535	24,779

Cash and cash equivalents, end of period	$ 9,203	$ 23,348

Cash paid during the period for :
Interest	$ 84	$ 115
Income taxes	1,174	1,698

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2005

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

Note 4 - Acquisition

On February 11, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. ("Amplifonix"). Amplifonix, based in Philadelphia, Pennsylvania, is a designer and manufacturer of radio frequency ("RF") and microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar and defense systems. The acquisition significantly expands the Company's RF and microwave product offerings and capabilities, particularly in the area of hybrid amplifiers. As a result of offering a more comprehensive RF and microwave product line to customers, the Company believes that it can gain market share and increase revenues. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for Amplifonix products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$ 1,006
Inventories	802
Prepaid expenses and other current assets	136
Land and improvements	247
Buildings and improvements	1,153
Machinery and equipment	1,358
Identifiable intangible assets	1,740
Accounts payable	(277)
Accrued liabilities	(113)
Goodwill	4,308
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

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2003 (in thousands, except per share data):

	Three Months Ended August 31,
	2005		2004
	Actual	Pro Forma	Actual	Pro Forma

Net sales	$25,901	$25,901	$20,180	$22,834

Net income	1,558	1,558	997	1,228

Earnings per common share:
Basic	0.12	0.12	0.08	0.09
Diluted	0.12	0.12	0.08	0.09

	Nine Months Ended August 31,
	2005		2004
	Actual	Pro Forma	Actual	Pro Forma

Net sales	$72,925	$75,144	$58,789	$65,648

Net income	3,487	3,490	3,137	3,591

Earnings per common share:
Basic	0.27	0.27	0.24	0.28
Diluted	0.27	0.27	0.24	0.27

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

On October 15, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit ("CBU") of REMEC, Inc. The aggregate cash purchase price for CBU was $8,121,000, excluding contingent payments. Under the terms of the applicable Asset Purchase Agreement, contingent payments were to be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeded $2,500,000 (the "Target"), a contingent payment would be earned equal to 50% of the amount by which the actual customer orders received in the quarter exceeded the Target. Contingent payments of $308,000 and $33,000 were computed and earned for the fourth calendar quarter of 2004 and first calendar quarter of 2005, respectively. In accordance with the terms of the Asset Purchase Agreement, the contingent payments were paid in cash within 30 days following the close of the applicable calendar quarter. These contingent payments in fiscal year 2005 have been added to the goodwill recognized in the acquisition of CBU.

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

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	August 31,	November 30,
	2005	2004

Finished goods	$ 2,890	$ 2,341
Work - in - process	5,082	4,934
Raw materials	9,224	8,097
	$17,196	$15,372

Inventories are presented net of aggregate inventory reserves of $2,797,000 at August 31, 2005 and $1,457,000 at November 30, 2004.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	August 31,	November 30,
	2005	2004

Land and improvements	$ 1,694	$ 1,447
Buildings and improvements	15,128	13,859
Machinery and equipment	28,817	25,918
	45,639	41,224
Less accumulated depreciation	27,891	25,258
	$17,748	$15,966

Note 7 - Goodwill Changes in the carrying amount of goodwill for the periods ended August 31, 2005 and 2004, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Goodwill, beginning of period	$ 26,802	$ 20,884	$ 22,019	$ 18,019

Goodwill acquired	-	-	4,783	2,865
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 26,802	$ 20,884	$ 26,802	$ 20,884

	Signal and Power Integrity Components	RF and Microwave Components and Systems	Power Management Systems

Three Months Ended August 31, 2005

Goodwill, beginning of period	$ 14,243	$ 12,559	$ -

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ -

Three Months Ended August 31, 2004

Goodwill, beginning of period	$ 14,243	$ 6,641	$ -

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 6,641	$ -

	Signal and Power Integrity Components	RF and Microwave Components and Systems	Power Management Systems

Nine Months Ended August 31, 2005

Goodwill, beginning of period	$ 14,243	$ 7,776	$ -

Goodwill acquired	-	4,783	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ -

Nine Months Ended August 31, 2004

Goodwill, beginning of period	$ 14,243	$ 3,776	$ -

Goodwill acquired	-	2,865	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 6,641	$ -

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):
	August 31,	November 30,
	2005	2005
Amortizable assets:
Customer-related intangibles	$ 3,895	$ 2,155
Patents and patent rights	540	521
Debt issuance costs	205	205
	4,640	2,881
Less accumulated amortization	1,014	623
	3,626	2,258
Other assets:
Deferred charges	191	232
Deferred income taxes	12	12

	203	244

Other noncurrent assets	$ 3,829	$ 2,502

Amortization of intangible assets is expected to be approximately $600,000 for each of the next two fiscal years, and $400,000 for each of the succeeding three years.

Note 9 - Debt Agreement

The Company maintains a revolving line of credit with its principal lending institution (the "Bank"), with borrowings secured by accounts receivable, and interest rates on borrowings at or below the prevailing prime rate. During the periods ended August 31, 2005 and 2004, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2005, the Company was in compliance with these debt covenants. On March 9, 2005, the Company and the Bank amended the line of credit. Under the amended agreement, which expires on April 30, 2007, the line of credit limit was increased from $6,000,000 to $10,000,000.

The Company's wholly owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,209,000 (Euro 1,000,000). During the periods ended August 31, 2005 and 2004, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At August 31, 2005, the Company had no forward contracts outstanding.

Note 11 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 1,558	$ 997	$ 3,487	$ 3,137

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,062	13,026	13,052	13,006

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,062	13,026	13,052	13,006

Effect of dilutive stock options	97	151	106	162
	13,159	13,177	13,158	13,168
Earnings per common share:

Basic	$ 0.12	$ 0.08	$ 0.27	$ 0.24
Diluted	$ 0.12	$ 0.08	$ 0.27	$ 0.24

Options to purchase 800,750 shares of Common Stock, at a weighted average exercise price of $8.15 per share, were outstanding at August 31, 2005, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At August 31, 2004, options to purchase 576,800 shares of Common Stock, at a weighted average exercise price of $9.44 per share, were similarly excluded.

Note 12 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income	$ 1,558	$ 997	$ 3,487	$ 3,137

Foreign currency translation
adjustments	(253)	41	(204)	120

Comprehensive income	$ 1,305	$ 1,038	$ 3,283	$ 3,257

The components of accumulated other comprehensive income (loss) are as follows (in thousands):
	August 31,	November 30,
	2005	2004

Foreign currency translation adjustments	$ (77)	$ (127)

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

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting, net income and earnings per common share would have been decreased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income as reported	$ 1,558	$ 997	$ 3,487	$ 3,137
Less: Stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	607	167	884	501
Pro forma net income	$ 951	$ 830	$ 2,603	$ 2,636

Earnings per common share:
Basic, as reported	$ 0.12	$ 0.08	$ 0.27	$ 0.24
Basic, pro forma	0.07	0.06	0.20	0.20

Diluted, as reported	0.12	0.08	0.27	0.24
Diluted, pro forma	0.07	0.06	0.20	0.20

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

Effective June 21, 2005, the Company accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees, officers and directors of the Company under its stock option plans. An option was considered "out-of-the-money" if the stated exercise price was greater than $6.94, the closing price of the Company's common stock on June 20, 2005. With this action, options to purchase 544,900 shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. As a result of accelerating the vesting of these "out-of-the-money" stock options, the Company expects to reduce the stock option expense it otherwise would be required to record by approximately $747,000, before taxes, based upon value calculations using the Black-Scholes methodology (approximately $292,000 in fiscal 2006, $284,000 in fiscal 2007, $148,000 in fiscal 2008, and $23,000 in fiscal 2009). Except for the impact of this accelerated vesting, the Company expects the adoption of SFAS No. 123R will have an effect on its results of operations similar to the amounts reported historically in the Company's notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

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

The Company's current operations are conducted in three reportable segments: signal and power integrity components; RF and microwave components and systems; and power management systems. The Company's Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru ("MLFT") filters. Our RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended August 31, 2005 and 2004 is as follows (in thousands):

	Signal and Power Integrity Components	RF and Microwave Components and Systems	Power Management Systems
Three Months Ended August 31:
2005

Revenue from unaffiliated customers	$ 14,225	$ 9,974	$ 1,702
Segment income	4,211	2,084	352

2004

Revenue from unaffiliated customers	15,560	3,377	1,243
Segment income (loss)	4,981	(11)	131

Nine Months Ended August 31:
2005

Revenue from unaffiliated customers	$ 40.055	$ 27,676	$ 5,194
Segment income	11,370	4,531	906

2004

Revenue from unaffiliated customers	47,414	8,817	2,558
Segment income	14,459	558	217

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Total income for reportable
segments	$ 6,647	$ 5,101	$ 16,807	$ 15,234

Unallocated amounts:

Selling, general and
administrative expense	(4,110)	(3,509)	(11,204)	(10,227)

Interest expense	(38)	(29)	(114)	(86)

Other income and expense, net	38	49	220	146

Consolidated income before
provision for income taxes	$ 2,537	$ 1,612	$ 5,709	$ 5,067

Note 15 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

Note 16 - Hurricane Katrina

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including New Orleans, Louisiana. The Company maintains a 100,000 square foot production facility in New Orleans with approximately 138 employees. The facility primarily manufactures ceramic capacitors used in the Company's EMI products, which are part of its Signal and Power Integrity Components business segment. After establishing and communicating the availability of a toll-free hotline for affected employees, the Company has been able to contact a majority of the employees that work in the New Orleans facility. As conditions in the area improve, the Company expects to establish communication with all of its employees.

The New Orleans facility had been evacuated and locked down in anticipation of Hurricane Katrina. After the storm, and subsequent levee breaches and related flooding, the Company did not have physical access to the facility until September 14, 2005. Based upon a preliminary inspection and evaluation, the building and its contents appear to have incurred significant damage. The Company maintains $40,000,000 of windstorm insurance and $5,000,000 of flood insurance on the facility, covering property and business interruption. Currently, Management is unable to make any determination regarding property and business interruption losses and to what extent such losses may not be recoverable through insurance claims. In connection with the ongoing need for ceramics capacitors, the Company has certain safety stock in place to meet immediate production needs. In addition to internally produced ceramics, the Company has historically purchased certain ceramics from several external sources. Presently, the Company is increasing its requirements with these outside vendors to help absorb the interruption to its internal supply chain.

At this time, Management is unable to estimate the financial impact that Hurricane Katrina may have on the Company's financial position and future operating performance. The Hurricane did not have any impact on the Company's consolidated financial position and results of operations as of and for the periods ended August 31, 2005, included herein.

Note 17 - Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a number of provisions that may affect the Company's future effective income tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from its non-U.S. subsidiaries before the end of 2005. In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides entities additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the entity's plan for reinvestment or repatriation of foreign earnings. In accordance with the provisions of FSP 109-2, the Company continues to evaluate this repatriation provision, including ongoing clarifications to how the Act is to be applied. Based on this evaluation, the Company is unable to currently determine if there will be a material impact to its fiscal 2005 results from the Act's foreign earnings repatriation provision.

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

Our operations are currently conducted in three reportable segments: signal and power integrity components; RF and microwave components and systems; and power management systems. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru ("MLFT") filters. Our RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. Our Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems.

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

The aggregate cash purchase price for Amplifonix was $10.4 million, including legal fees and other costs directly related to the acquisition. The purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Accordingly, Amplifonix net sales of $2.9 million for the three month period ended August 31, 2005, and $6.7 million for the nine month period ended August 31, 2005, have been included in the Company's consolidated net sales. These Amplifonix net sales are reported within the Company's RF and Microwave Components and Systems Business for operating segment purposes.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions and operating margins, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results" and "Impact of Hurricane Katrina", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the third quarter of fiscal 2005, our sales increased by $5.7 million or 28.3% from the same period last year. In addition to $6.0 million of shipments being generated by the impact of our two recent acquisitions (Amplifonix and the Components Business Unit of REMEC, Inc. in October 2004), sales of RF and microwave components and systems grew by approximately $600,000 from a year ago. Demand for these products in military/ aerospace applications were particularly strong in the current quarter. Sales of our power management systems increased in the third quarter of 2005 by $459,000 compared to the same period last year. These advanced systems are primarily used in infrastructure equipment for telecommunications, computer networks, and certain military applications. Shipments of our signal and power integrity products were down $1.3 million from a year ago, principally reflecting poor market conditions throughout the passive electronic components industry.

In the third quarter of 2005, our gross margin was 28.3% of sales compared to 27.6% of sales for the same quarter last year. The improvement in gross margin percentage primarily reflects reduced material costs as we continue to expand our worldwide sourcing of raw materials. With greater sales volume and improved operating margins, our overall profitability increased during the period. For the quarter ended August 31, 2005, net income was $1.6 million or 12 cents per share, versus $1.0 million or eight cents per share for the comparable quarter of 2004.

Despite additional working capital requirements, we generated $4.4 million of net operating cash flow during the first nine months of fiscal 2005. After expending $10.4 million of cash in 2005 for the acquisition of Amplifonix, our cash and cash equivalents were $9.2 million at August 31, 2005, our current ratio was 5.81 to 1.00, our total borrowed funds were $1.7 million and our total debt to equity was 0.18 to 1.00.

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States, including the city of New Orleans, Louisiana. We maintain a 100,000 square foot production facility in New Orleans with 138 employees. The facility primarily manufactures ceramic capacitors used in our EMI products, which are part of our Signal and Power Integrity Components business segment. Based on our preliminary inspection and evaluation, the building and its contents appear to have incurred significant damage. Currently, we are unable to make any determination regarding property and business interruption losses and to what extend such losses may not be recoverable through insurance claims. Hurricane Katrina did not have any impact on our reported financial position as of August 31, 2005, or our results of operations for the period then ended. At this time, we are unable to estimate the financial impact that Hurricane Katrina may have on our future operating performance.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months and nine months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.7	72.4	74.2	71.9
Gross margin	28.3	27.6	25.8	28.1
Selling, general and
administrative expense	18.5	19.7	18.1	19.6
Income from operations	9.8	7.9	7.7	8.5
Other income (expense)
Interest expense	(0.1)	(0.1)	(0.2)	(0.1)
Other income and expense, net	0.1	0.2	0.3	0.2
Income before provision
for income taxes	9.8	8.0	7.8	8.6
Provision for income taxes	3.8	3.0	3.0	3.3
Net income	6.0%	5.0%	4.8%	5.3%

The following table sets forth the Company's net sales by reportable operating segments for the three months and nine months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Signal and Power Integrity Components	$ 14,225	$ 15,560	$ 40,055	$ 47,414
RF and Microwave Components and Systems	9,974	3,377	27,676	8,817
Power Management Systems	1,702	1,243	5,194	2,558
	$ 25,901	$ 20,180	$ 72,925	$ 58,789

Third Quarter 2005 Versus Third Quarter 2004

Net Sales

Our net sales increased by $5.7 million during the period, with consolidated net sales of $25.9 million in the third quarter of fiscal 2005 and $20.2 million in the comparable quarter of 2004. This increase primarily reflects additional shipment volume for our RF and microwave components and systems. Sales for this business segment were $10.0 million in the current quarter, up $6.6 million from the same period last year. Of this $6.6 million increase, $2.9 million reflects Amplifonix product sales and another $3.1 million was generated by our operations in Palm Bay, Florida, which we acquired in October 2004 as part of our acquisition of the Components Business Unit of REMEC, Inc. ("CBU"). Although our RF and microwave components and systems are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Sales of our power management systems were $1.7 million during the third quarter of 2005, an increase of $459,000 from the third quarter of 2004. These advanced systems are used in various infrastructure equipment including wireless base stations, optical networks, IT hubs, data centers, and certain military applications. Shipments of our signal and power integrity products were down $1.3 million from a year ago, principally reflecting poor market conditions throughout the passive electronic components industry. Overall, average selling prices remained relatively stable throughout all of our product lines.

Customer orders received in the third quarter of fiscal 2005 amounted to $25.0 million, up $5.0 million or 25.0% from the comparable period of 2004. At August 31, 2005, our sales order backlog was $35.9 million, compared to $30.6 million at November 30, 20004.

Gross Margin

In the third quarter of 2005, gross margin was $7.3 million or 28.3% of sales compared to $5.6 million or 27.6% of sales for the same quarter last year. The improvement in gross margin percentage primarily reflects reduced material costs as we continue to expand our worldwide sourcing of raw materials. Aggregate material and labor costs amounted to $9.7 million or 37.5% of sales in 2005, compared to $7.8 million or 38.5% of sales in 2004. Total manufacturing overhead costs were $8.9 million or 34.2% of sales in the third quarter of 2005, versus $6.8 million or 33.9% of sales for the comparable period of 2004. The increase in manufacturing overhead costs, as a percentage of sales, principally reflects ongoing integration and consolidation costs associated with our recent acquisitions of Amplifonix and CBU, as well as costs incurred to support the current and planned future growth of our RF and microwave components and systems business.

Selling, General and Administrative Expense

During the third quarter of fiscal 2005, selling expense amounted to $2.7 million or 10.3% of sales, compared to $2.3 million or 11.3% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. In addition, 2005 selling expense reflects lower effective sales commission rates. General and administrative expense was $2.1 million in the third quarter of fiscal 2005, versus $1.7 million in the comparable quarter of 2004. The increase in general and administrative expense primarily reflects higher personnel expense and costs associated with our compliance with the Sarbanes Oxley Act of 2002.

Nine Months 2005 Versus Nine Months 2004

Net Sales

For the first nine months of fiscal 2005, our net sales increased by $14.1 million or 24.0%, with consolidated sales of $72.9 million in 2005 and $58.8 million in 2004. This increase primarily reflects Amplifonix product sales of $6.7 million and CBU product sales of $9.3 million. In addition to the impact of our Amplifonix and CBU acquisitions, sales of our other RF and microwave components and systems grew by $2.8 million in the current period, principally reflecting increased shipments for products used in numerous military applications. Compared to the first nine months of 2004, sales of our power management systems increased by $2.6 million. Since the introduction of these products a few years ago, we have begun to gain customer recognition and market share for these advanced systems. Sales of our signal and power integrity products were $40.0 million in the first nine months of fiscal 2005, down $7.4 million from the same period last year. Product sales for this business segment have been negatively impacted by the overall weak market conditions throughout the passive electronic components industry. Although these market conditions have recently demonstrated some signs of improvement, the overall business environment throughout the industry remains unpredictable. Accordingly, soft market demand for our signal and power integrity components may continue through the remainder of fiscal 2005.

Gross Margin

For the first nine months of fiscal 2005, gross margin was $18.8 million or 25.8% of sales. In the first nine months of fiscal 2004, gross margin was $16.5 million or 28.1% of sales. As a percentage of sales, material and labor costs declined slightly during the current period with aggregate material and labor costs amounting to 38.1% of sales in 2005 and 38.7% of sales in 2004. This decrease primarily reflects reduced material costs from numerous cost reduction programs, including the expanded worldwide sourcing of our material and component requirements. Total manufacturing overhead costs were $26.4 million or 36.1% of sales in 2005, versus $19.5 million or 33.2% of sales for the same period of 2004. The increase in manufacturing costs was principally driven by the following factors: ongoing integration and consolidation costs associated with our recent acquisitions of Amplifonix and CBU; poor absorption of fixed manufacturing overhead resulting from the decline in revenue of our signal and power integrity components business; and additional manufacturing overhead required to support the current and expected future growth of our RF and microwave components and systems business.

Selling, General and Administrative Expense

During the first nine months of fiscal 2005, selling expense amounted to $7.7 million or 10.5% of sales, compared to $6.5 million or 11.1% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $5.5 million in the first nine months of fiscal 2005, versus $5.0 million in the comparable period of 2004. The increase in general and administrative expense primarily reflects additional expenditures for legal and professional services associated with our compliance with the Sarbanes Oxley Act of 2002, and other operating expenses related to our increased business levels.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $62,000 in the first nine months of fiscal 2005 upon the granting of PML technology licenses. Although these licenses, as well as other licenses previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have. License fee and royalty income of $19,000 was recognized in the first nine months of 2004.

Investment income of $169,000 in 2005 and $105,000 in 2004 was realized from temporary cash investments.

Income Taxes

Our effective tax rate was 38.9% in 2005 and 38.1% in 2004, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

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

Impact of Hurricane Katrina

On August 29, 2005, Hurricane Katrina struck the Gulf Coast of the United States. Particularly hard hit by this devastating storm was the City of New Orleans, Louisiana. We maintain a 100,000 square foot production facility in New Orleans with approximately 138 employees. The facility primarily manufactures ceramic capacitors used in our EMI products, which are part of our Signal and Power Integrity Components business segment. After establishing and communicating the availability of a toll-free hotline for affected employees, we have been able to contact a majority of the employees that work in our New Orleans facility. As conditions in the area improve, we expect to establish communication with all employees.

The New Orleans facility had been evacuated and locked down in anticipation of Hurricane Katrina. After the storm, and subsequent levee breaches and related flooding, we did not have physical access to the facility until September 14, 2005. Based upon our preliminary inspection and evaluation, the building and its contents appear to have incurred significant damage. We maintain $40.0 million of windstorm insurance and $5.0 million of flood insurance on the facility, covering property and business interruption. Currently, we are unable to make any determination regarding property and business interruption losses and to what extent such losses may not be recoverable through insurance claims. In connection with our ongoing need for ceramic capacitors, we have certain safety stock in place to meet immediate production needs. In addition to internally produced ceramics, we have historically purchased certain ceramics from several external sources. Presently, we are increasing our requirements with these outside vendors to help absorb the interruption to our internal supply chain.

At this time, we are unable to estimate the financial impact that Hurricane Katrina may have on our financial position and future operating performance. Factors which may negatively affect our financial position and operating results include reduced production and related product sales for our signal integrity components business, costs associated with resuming our ceramic capacitor production, reduced orders for our signal integrity components from lost market share or late deliveries, additional costs to purchase ceramic capacitors from outside suppliers, uninsured property losses, inadequate business interruption insurance, and an inability to retain necessary ceramic engineering and technical staff.

Hurricane Katrina did not have any impact on our consolidated financial position as of August 31, 2005, or our results of operations for the periods ended August 31, 2005.

Liquidity, Capital Resources and Financial Condition

We maintain a revolving line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), with borrowings secured by accounts receivable, and with interest rates on borrowings at or below the Bank's prevailing prime rate. At August 31, 2005, no borrowings were outstanding under the line of credit. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability and impose certain restrictions on us regarding additional indebtedness. At August 31, 2005, we were in compliance with all debt covenants. On March 9, 2005, the line of credit agreement was amended. Under the amended agreement, which expires on April 30, 2007, the line of credit limit was increased from $6.0 million to $10.0 million. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At August 31, 2005, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At August 31, 2005, we had net working capital of $38.2 million, compared to $42.3 million at November 30, 2004. The reduction in working capital principally reflects the use of $10.4 million in cash for the acquisition of Amplifonix on February 11, 2005. At August 31, 2005, current assets were 5.81 times current liabilities, compared to 5.93 at the end of fiscal 2004.

In the first nine months of fiscal 2005, our capital expenditures for property, plant and equipment amounted to $1.7 million. These capital expenditures were primarily for expanding capacity and efficiencies in our RF and microwave components and systems business, as well as manufacturing equipment and tooling for our recently established China manufacturing operations. At August 31, 2005, we had not entered into any material commitments for capital expenditures.

During the first nine months of 2005, in addition to our acquisition of Amplifonix, we made final contingent payments totaling $341,000 in connection with our October 2004 acquisition of the Components Business Unit of REMEC, Inc. Also, in connection with our acquisition of Salisbury Engineering, Inc. ("SEI") in February 2004, a final payment of $134,000 was made in the first nine months of 2005 for income taxes associated with SEI's Section 338 federal tax election. We do not expect any additional contingent payments in the future associated with these acquisitions.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2005, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of August 31, 2005, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$ 1,726	$ 10	$ 290	$ 295	$ 100	$ 487	$ 544
Operating leases	887	169	458	260	-	-	-

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

Net cash generated by operating activities amounted to $4.4 million during the first nine months of fiscal 2005, compared to $6.1 million for the same period a year ago. As a result of additional sales volume and production requirements, accounts receivable and inventories increased in the current period by $675,000 and $1.1 million, respectively, excluding the effects of business acquisitions. Operating cash flow was also negatively impacted in 2005 by increased cash requirements for certain prepaid expenses and required reductions in accrued incentive compensation aggregating $1.1 million.

At August 31, 2005, the aggregate carrying value of goodwill was $26.8 million or 28.4% of our total assets and 33.4% of our total stockholders' equity. This amount includes approximately $4.3 million of goodwill recognized in connection with our acquisition of Amplifonix. On an annual basis, and when there is a reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no impairment losses need be recognized in any of the periods presented herein.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2005, our allowance for doubtful accounts was $1.2 million, or 6.4% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2005. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2005, we had recorded inventory reserves in the aggregate amount of $2.8 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Effective June 21, 2005, we accelerated the vesting of certain unvested and "out-of-the-money" stock options previously awarded to employees, officers and directors under our stock option plans. An option was considered "out-of-the-money" if the stated exercise price was greater than $6.94, the closing price of our common stock on June 20, 2005. With this action, options to purchase 544,900 shares of our common stock that would otherwise have vested at various times within the next four years became fully vested. As a result of accelerating the vesting of these "out-of-the-money" stock options, we expect to reduce the stock option expense we otherwise would be required to record by approximately $747,000, before taxes, based upon value calculations using the Black-Scholes methodology (approximately $292,000 in fiscal 2006, $284,000 in fiscal 2007, $148,000 in fiscal 2008, and $23,000 in fiscal 2009). Except for the impact of this accelerated vesting, we expect the adoption of SFAS No. 123R to have an effect on our results of operations similar to the amounts reported historically in our notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At August 31, 2005, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2005, no interest rate swap agreements were outstanding.

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
There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended August 31, 2005, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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
On June 16, 2005, the Company filed a press release announcing its financial results for the second quarter ended May 31, 2005.
On June 21, 2005, the Company filed a press release announcing the acceleration of vesting for certain "out-of-the-money" stock options.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: September 28, 2005	By: /s/ John P. Freeman
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
Date: September 28, 2005
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
Date: September 28, 2005
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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended August 31, 2005, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 28th day of September 2005.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report