Form 10-K
period 2005-11-30
SPECTRUM CONTROL INC
filed 2006-02-27
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒.

At January 31, 2006, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $7.19 was $37,378,854. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 31, 2006, the registrant had outstanding 13,061,818 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 3, 2006 are incorporated by reference into Part III of this Form 10-K.

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

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, manufacture and market a broad line of control products and systems used to condition, regulate and govern electronic performance. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). Over the past several years, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of control products and systems. Our Signal and Power Integrity Components Business designs and manufactures an extensive range of products including low pass EMI filters, filter plates, filtered connectors, specifically ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru (“MLFT”) filters. Our RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. Late in fiscal 2005, we created a Sensors and Controls Business which designs and manufactures potentiometers and related assemblies.

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

Spectrum Control, Inc. (the “Parent company”) was incorporated in Pennsylvania in 1968. The Parent company currently operates manufacturing facilities in Fairview, Pennsylvania and Wesson, Mississippi. Operations in Fairview include the design and manufacture of power management systems, as well as certain signal and power integrity products used primarily in military and other non-commercial applications. Operations in Wesson principally consist of metal fabrication manufacturing in support of our power integrity and power management systems product offerings. The Parent company’s executive offices are located in Fairview, Pennsylvania.

Spectrum Control Technology, Inc. (“Spec Tech”) is a wholly-owned subsidiary of the Company. Historically, Spec Tech has operated a facility in New Orleans, Louisiana, with advanced manufacturing equipment used in the production of ceramic capacitors, resonators, patch antennas, and specialty ceramic products. As part of the New Orleans operation, Spec Tech manufactured substantially all of the ceramic discoidal and tubular capacitors used in the Company’s EMI filter products. Late in August of 2005, the New Orleans’ facility was severely damaged by Hurricane Katrina and related flooding. As a result, in December 2005, the Company purchased certain land and manufacturing facilities in State College, Pennsylvania. The newly acquired facilities are expected to replace the operations previously conducted in New Orleans.

Spectrum Control, GmbH, a wholly-owned subsidiary of the Company located in Schwabach, Germany, acts as a distributor for the Company’s products in the European market.

Spectrum Control de Mexico, a wholly-owned subsidiary of the Company located in Juarez, Mexico, commenced operations in June 2000 as the Company’s low-cost manufacturing center for North America. Currently, this subsidiary manufactures various signal and power integrity components, and microwave components and systems, for use in numerous commercial applications.

Spectrum FSY Microwave, Inc., a wholly-owned subsidiary located in Columbia, Maryland, designs and manufactures a broad line of radio frequency (“RF”) and microwave filters, and related products and systems.

Spectrum SEI Microwave, Inc. (“SEI”), a wholly-owned subsidiary located in Delmar, Delaware, designs and manufactures RF and microwave components and integrated assemblies. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors.

Spectrum Microwave, Inc. (“Spec Microwave”), a wholly-owned subsidiary of the Company, designs and manufactures various RF and microwave products. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally turned). Currently, Spec Microwave operates facilities in Philadelphia, Pennsylvania and Palm Bay, Florida.

Spectrum Control (Hong Kong) Limited (“Spec HK”), a wholly-owned subsidiary of the Company, currently operates as a logistics center for our sales in Asia.

Spectrum Control Electronics (Dongguan) Co. Ltd. (“Spec China”), a wholly-owned subsidiary of Spec HK located in Qiao Tou Town, China, commenced operations in 2003 as the Company’s low-cost manufacturing center for Asia. Currently, Spec China primarily manufactures certain signal and power integrity products for our China telecom equipment customers.

RECENT DEVELOPMENTS

ACQUISITIONS

On October 31, 2005, we acquired all of the outstanding common stock of JDK Controls, Inc. (“JDK”). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic potentiometers and assemblies. JDK’s products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls. The aggregate cash purchase price for JDK was $4.1 million.

On February 11, 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. (“Amplifonix”). Amplifonix, based in Philadelphia, Pennsylvania, designs and manufactures RF and microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar, and defense systems. The aggregate cash purchase price for Amplifonix was $10.4 million.

With the acquisitions of JDK and Amplifonix, we significantly expanded our product offerings and capabilities. JDK’s potentiometers and related assemblies provide a base upon which we have established a new Sensors and Controls business segment. With the acquisition of Amplifonix, we believe that we can gain market share and increase revenues by offering a more comprehensive RF and microwave product line to customers. We also believe that our existing customer relationships and manufacturing capabilities will provide additional revenue opportunities and improved profitability for JDK and Amplifonix products.

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in our consolidated financial statements since their respective acquisition dates. Accordingly, JDK and Amplifonix net sales of $639,000 and $10.1 million, respectively, have been included in our consolidated net sales for the year ended November 30, 2005. For operating segment purposes, JDK is reported in our newly created Sensors and Controls Business segment and Amplifonix is included in our RF and Microwave Components and Systems Business.

IMPACT OF HURRICANE KATRINA

During the year ended November 30, 2005, our 100,000 square foot ceramic manufacturing facility in New Orleans, Louisiana, was severely damaged by Hurricane Katrina and related flooding (the “Hurricane”). As a result of the Hurricane, we realized asset impairment losses of $1.0 million for inventories and $3.6 million for building and equipment, before expected insurance proceeds. In addition, we incurred direct clean-up, asset assessment, and repair costs of $1.7 million. As of November 30, 2005, we had received $1.0 million of insurance proceeds and we believe it is probable that we will receive another $5.0 million in fiscal 2006 upon final settlement of all related claims. Accordingly, in connection with the Hurricane and after expected insurance recoveries, we recorded net asset impairment losses and related expenses of $274,000. This amount has been included in general and administrative expense in our statement of income for the year ended November 30, 2005.

On December 30, 2005, we acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and

250,000 square feet of manufacturing facilities. The acquired facilities will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4.6 million. Based upon a current environmental assessment of the property, we expect total remediation expenses to approximate $2.9 million, the cost of which would be entirely covered by the insurance policy. The cost of the insurance, in excess of the estimated remediation costs, will be charged to expense over the 10 year policy term.

MARKETS

Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which collectively represented approximately 81% of our fiscal year 2005 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, Internet servers, optical networks, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, secure communications, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Our other primary markets include medical instrumentation, industrial control equipment, computer and office equipment.

TELECOMMUNICATIONS EQUIPMENT

Several years ago, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. Beyond the current economic uncertainty in the telecommunications equipment market, we believe the factors fostering long-term market growth remain in place. Prior to 2001, the telecommunications industry experienced significant worldwide growth. This growth primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services (“PCS”), and satellite-based voice and data systems also contributed to this growth. As demand for wireless communication services continue to grow, and industry-wide excess inventory levels are consumed, service providers will need to make substantial investments in new equipment and infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market’s long-term growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including PCS, Code Division Multiple Access (“CDMA”), Global System for Mobile Communications (“GSM”), Local Multipoint Distribution System (“LMDS”), Multi-Channel Multipoint Distribution System (“MMDS”), Third Generation Wireless (“3G” and “3.5G”), Bluetooth, and Voice over internet (“VoIP”).

Worldwide demand for integrated voice, data and video communication services is also growing rapidly. The volume of high-speed data traffic across global communications networks has grown dramatically as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet to buy and sell goods and services continues to grow rapidly. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections, which are often unavailable or inadequate over existing wire-based networks. For many users, wireless communications provide an advantageous access solution for high-speed Internet multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

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

Approximately 39% of the Company’s total revenue during fiscal year 2005 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

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

Military/aerospace sales were approximately $41.6 million in 2005 or 42% of our sales, compared to $28.6 million in 2004 or 36% of total sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. In addition, overall market conditions in the commercial aerospace industry are currently unpredictable. Accordingly, while the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.

OUR SOLUTION

We believe we are well positioned to capitalize on our long-term market opportunities. We combine engineering expertise, design and testing capabilities and vertically integrated and flexible manufacturing processes to provide custom solutions to our customers’ control products and systems needs.

We Offer Integrated Design, Development and Testing Services. We provide an integrated approach to problem solving by offering our customers consulting, diagnostic testing and design services. We believe that our testing facilities and capabilities exceed those of our major competitors and, accordingly, may give us a competitive advantage. Our engineers typically work closely with customers to develop a product or system design. Although our customers generally provide the initial engineering guidelines for a particular product, our design engineers are often called upon to work together with a customer’s design team to develop a solution. An important part of our solution is ensuring at an early stage, before time and money are spent on manufacturing, that the product design will meet all performance specifications and can be produced efficiently and cost-effectively. Our design engineers include EMI, power and microwave specialists. We believe that by integrating our product design and development efforts with those of our customers, we create increased reliance on us and increased incentives to utilize us as a single source strategic supplier.

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. Prior to Hurricane Katrina, we maintained a state-of-the art ceramic production facility in New Orleans with advanced manufacturing equipment primarily designed for the production of ceramic capacitors. These ceramic products are critical components of our signal integrity products. With the purchase in December 2005 of new ceramic manufacturing facilities in State College, Pennsylvania, we expect to resume full production of these products during the third quarter of fiscal 2006. This new facility, along with our extensive ceramic expertise, should enable us to resume our short lead times for our signal product prototyping and production orders. We also maintain a metal fabrication facility with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power integrity and power management systems product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

We Offer High Quality, High Performance Products. Our customers demand a high level of quality and performance. We believe we meet our customers’ requirements for high quality products manufactured to increasingly exacting specifications, including performance and quality standards that are set by agencies and other governmental bodies whose regulations may apply to specific telecommunications or other equipment. We emphasize a quality culture, driving continuous product improvement and a company-wide commitment to quality. As part of our commitment to high quality manufacturing, all of our domestic and foreign manufacturing facilities have achieved and maintain ISO 9001 certification, and we have been approved by defense customers under the requirements of the U.S. military quality system. Most of our manufacturing facilities also have achieved and maintained the automotive industry quality standard of QS 9000.

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

Introducing New Signal and Power Integrity Product Lines. We are broadening our product lines to include a more comprehensive range of signal and power integrity products. For example, our product development efforts recently enabled us to introduce a complete line of surface mount filter solutions for addressing EMI at the printed circuit board (“PCB”) level. This new line of surface mount inductors, low pass filters, high frequency filters, and power EMI filters is designed to offer high performance EMI filtering in a minimal PCB footprint. These new products are ideal for applications where smaller size is critical, including certain digital equipment, wireless base stations, modems, DSL equipment, global positioning systems (“GPS”), and LAN networking equipment. On an ongoing basis, our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices and optical networking applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing signal and power integrity products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

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

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core business. With the acquisition of JDK in October 2005, we expanded our product offerings to include potentiometers and related assemblies. Potentiometers (electro-mechanical control devices, converting rotary or linear motion) represent an entirely new product area for us with expanded market opportunities. With our acquisition of Amplifonix in February 2005, we significantly expanded our microwave product offerings and capabilities. We believe Amplifonix products are a natural complement to our existing SPECWAVE line of wireless products. With this acquisition, we can now offer our customers a much broader line of microwave products and custom engineered wireless solutions. Microwave products represent a significant growth opportunity for us, with a total world market much larger than our traditional EMI filter market.

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

Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-efficient manufacturing equipment and processes, and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost of our products by increasing materials efficiency, improving production yields, and utilizing in-house metal fabrication capabilities. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Qiao Tou Town, China (located in the Guangdong province of southern China). In addition to supplying product to our telecom customers in China, we expect our China manufacturing operation to ultimately enable us to participate in new Asian markets and become a low-cost center capable of competing in highly cost competitive industries, such as automotive.

PRODUCTS

The Company’s product offerings include various signal and power integrity components, RF and microwave components and systems, power management systems, and sensors and controls.

SIGNAL INTEGRITY COMPONENTS

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

SPECIALTY CERAMIC COMPONENTS

The Company sells a broad range of specialty ceramic capacitors including tubular and discoidal, single-layer microwave, temperature compensating, high voltage, switch-mode, and high Q capacitors. These products are primarily used in testing and measurement instruments, medical implantibles, high frequency power supplies, RF amplifiers, and other communications equipment.

POWER INTEGRITY COMPONENTS

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

During the year ended November 30, 2005, approximately 53% of the Company’s total revenue was generated from the sale of signal and power integrity components.

RF MICROWAVE COMPONENTS AND SYSTEMS

The Company manufactures and sells a wide range of RF and microwave products, including the following:

Lumped Element Filters, Cavity Filters, Combiners, Waveguide Filters and Related Products: These components and systems are used in wireless base stations and amplifiers, as well as numerous military, aerospace and medical applications.

Amplifiers, Switches, Detectors, and Frequency Mixers: Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and CATV.

Microwave Synthesizers, Multiple Channel Filter Banks, Preselectors, Voltage Controlled Oscillators, and Integrated Assemblies: These complex components and systems are primarily used in military and aerospace applications.

Coaxial Ceramic Resonators, Bandpass Filters, Patch Antennas, and Duplexers: These products primarily serve the communications industry with applications in wireless telephones and base stations, satellite transceivers, GPS, wireless modems and LANS, and CATV.

During the year ended November 30, 2005, approximately 39% of the Company’s total revenue was generated from the sale of RF and microwave components and systems.

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

During the year ended November 30, 2005, approximately 7% of the Company’s total revenue was generated from the sale of power management systems.

SENSORS AND CONTROLS

With the acquisition of JDK in October 2005, the Company now designs and manufactures precision co-molded conductive plastic potentiometers and assemblies. These products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls.

During the year ended November 30, 2005, approximately 1% of the Company’s total revenue was generated from the sale of sensors and controls.

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

The Company’s current operations are conducted in four reportable segments: signal and power integrity components, RF and microwave components and systems, power management systems, and sensors and controls. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2005, 2004, and 2003, reportable segment information is as follows (in thousands):

2005	Signal and Power Integrity Components	RF and Microwave Components And Systems	Power Management Systems	Sensors And Controls	Total
Revenue from unaffiliated customers	$52,236	$38,399	$7,080	$639	$98,354
Depreciation expense	1,880	970	211	33	3,094
Segment income (loss)	14,841	6,897	1,418	(14)	23,142
Segment assets
Tangible assets	14,290	15,527	611	827	31,255
Goodwill	14,243	12,559	—	1,559	28,361
Capital expenditures	1,753	1,459	—	69	3,281

2004
Revenue from unaffiliated customers	63,459	13,538	3,480	—	80,477
Depreciation expense	2,748	395	164	—	3,307
Segment income	19,671	700	277	—	20,648
Segment assets
Tangible assets	20,441	8,956	190	—	29,587
Goodwill	14,243	7,776	—	—	22,019
Capital expenditures	1,491	625	14	—	2,130

2003
Revenue from unaffiliated customers	54,442	7,181	1,362	—	62,985
Depreciation expense	3,440	130	99	—	3,669
Segment income (loss)	12,359	11	(103)	—	12,267
Segment assets
Tangible assets	22,307	1,593	263	—	24,163
Goodwill	14,243	3,776	—	—	18,019
Capital expenditures	739	86	2	—	827

For the years ended November 30, 2005, 2004, and 2003, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2005	2004	2003
Total depreciation expense for reportable segments	$3,094	$3,307	$3,669
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	90	131	129

Consolidated depreciation expense	$3,184	$3,438	$3,798

Income before provision for income taxes	2005	2004	2003
Total income for reportable segments	$23,142	$20,648	$12,267
Unallocated amounts:
Selling, general and administrative expense	(16,008)	(13,943)	(11,037)
Interest expense	(110)	(112)	(136)
Other income	299	184	319

Consolidated income before provision for income taxes	$7,323	$6,777	$1,413

Assets	2005	2004	2003
Total assets for reportable segments	$59,616	$51,606	$42,182
Unallocated amounts:
Cash and cash equivalents	8,386	17,535	24,779
Accounts receivable	16,188	15,484	11,521
Insurance recovery receivable	5,000	—	—
Other assets	8,812	6,724	4,889

Total consolidated assets	$98,002	$91,349	$83,371

Capital expenditures	2005	2004	2003
Total capital expenditures for reportable segments	$3,281	$2,130	$827
Unallocated amounts:
Capital expenditures related to selling, general and administrative activities	43	86	88

Total consolidated capital expenditures	$3,324	$2,216	$915

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2005, 2004, and 2003 is as follows (in thousands):

2005	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$71,931	$1,425	$4,678	$3,568	$16,752	$98,354
Long-lived assets:
Property, plant and equipment	14,507	113	31	833	—	15,484
Intangible assets	32,675	—	—	—	—	32,675

2004
Revenue from unaffiliated customers	50,649	621	4,457	7,431	17,319	80,477
Long-lived assets:
Property, plant and equipment	15,579	132	41	214	—	15,966
Intangible assets	24,277	—	—	—	—	24,277

2003
Revenue from unaffiliated customers	40,149	369	4,289	4,587	13,591	62,985
Long-lived assets:
Property, plant and equipment	12,447	162	37	—	—	12,646
Intangible assets	18,283	—	—	—	—	18,283

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

Sales to the Company’s largest single customer (Motorola, Inc.) represented 5% in 2005, 9% in 2004, and 8% in 2003 of total consolidated net sales. Sales to this major customer primarily consisted of signal and power integrity components.

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. Prior to Hurricane Katrina, the Company’s New Orleans facility designed and manufactured various ceramic components including tubular capacitors, discoidal capacitors, and resonators. Since the Hurricane, the Company has purchased these ceramic products from third party suppliers. With the acquisition in December 2005 of new ceramic facilities in State College, Pennsylvania, we expect to resume full production of ceramic components during the third quarter of 2006. Tubular and discoidal capacitors are primarily utilized in the manufacture of signal integrity products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company’s facility in Juarez, Mexico.

The Company designs and manufactures its microwave products in several locations including: Columbia, Maryland; Delmar, Delaware; Philadelphia, Pennsylvania; and Palm Bay, Florida. Manufacturing at these facilities primarily relates to military products and certain low-volume commercial components. Many of the Company’s commercial microwave products are manufactured at our facility in Juarez, Mexico. With the acquisition of JDK in October 2005, we now design and manufacture potentiometers and related assemblies at our facility in Grass Valley, California. The design of our power integrity components and power management systems is performed at our facility in Fairview, Pennsylvania, with the manufacturing of these products conducted at our facilities in Juarez, Mexico; Wesson, Mississippi; Qiao Tou Town, China; and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

The Company’s customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial communications products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, all of the Company’s facilities have achieved and maintain ISO 9001 certification, and most of the Company’s North American facilities have achieved and maintain the automotive industry quality standard of QS 9000.

In recent years, a majority of the Company’s capital investment has been expended to establish new production lines and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.

SALES AND DISTRIBUTION

The Company sells its products through a combination of manufacturers’ representatives, internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company’s internal sales organization includes employees dedicated to certain microwave product sales, new business development, and distribution sales management. In fiscal 2005, approximately 15% of the Company’s consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2005, the Company sold its products to approximately 1,500 accounts. Sales of products to the Company’s top ten customers represented 37% ($36.2 million) of total consolidated net sales in 2005. The top ten customers primarily consist of original equipment manufacturers of telecommunications equipment and military/aerospace prime contractors. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

Shipments are made by common carrier. Most of the Company’s signal integrity and microwave products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company’s business. However, transportation costs for the Company’s power integrity products and power managements systems may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company’s ability to compete for business, particularly in international markets.

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $47.2 million at November 30, 2005 and $30.6 million at November 30, 2004. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2005 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2005, the Company had a total of 1,173 employees, including 52 in sales, marketing and customer support; 121 in engineering and product development; 968 in manufacturing; and 32 in finance and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

The Company currently holds six (6) United States patents and fifteen (15) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

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

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by price erosion, technological change, and product obsolescence. The principal competitors of our Signal Integrity Components Business include Amphenol Corporation, Conec Corporation, ITT Canon, an ITT Industries Company, and Tusonix, Inc. The primary competitors of our Power Integrity Components Business include Corcom, a Tyco Electronics company, Delta Group Electronics, Inc., Schaffner Holder AG, and Captor Technology Company Ltd. The major competitors of our Power Management Systems include Astec America, Inc., Peco II, Inc., Dataprobe, Inc., Western Telematic, Inc. and Dantel, Inc. Major competitors for our Microwave Products include K&L Microwave, a Dover company, Lorch Microwave, Cougar Components Corp., M/A Com, a Tyco Electronics Company, and Murata Manufacturing Company. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of control products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings such as our power management systems, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2005 the Company employed 121 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $2.4 million in 2005, $1.7 million in 2004, and $1.4 million in 2003.

WEBSITE ACCESS TO COMPANY REPORTS AND GOVERNANCE DOCUMENTS

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.spectrumcontrol.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies of the Company’s annual report are also available, free of charge, upon written request. Charters of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, along with the Company’s Code of Ethics and other governance documents, are available for viewing on the Company’s website.

OTHER MATTERS

The business of the Company is not subject to any significant seasonal fluctuations.

The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

Item 1A.	Risk Factors

Risk factors applicable to the Company are discussed under the heading “Risk Factors That May Affect Future Results” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth herein.

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2005 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/05 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	38,000	Owned	N/A

6798 Oak Hall Lane Columbia, MD	Manufacturing	35,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	50,000	Owned	$770,000

38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A

2144 Franklin Drive NE Palm Bay, FL	Manufacturing	53,000	Owned	N/A

2707 Black Lake Place Philadelphia, PA	Manufacturing	20,000	Owned	N/A

424 Crown Point Circle Grass Valley, CA	Manufacturing	17,000	Rented	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	46,000	Rented	N/A

2nd Industrial Area North Ling Tou Industrial Rd. Qiao Tou Town Dong Guan City Guang Dong Province China	Manufacturing	75,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$546,000

(1)	In December 2005, the Company acquired certain land and buildings in State College, PA. The 250,000 square foot facility will primarily be used in the manufacture of ceramic products. Apart from this acquisition, the Company’s manufacturing and office space are considered adequate for its existing requirements and its projected business needs.

(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2005 and 2004 are set forth below.

	High	Low
Fiscal 2005
First quarter	$8.69	$7.26
Second quarter	8.04	6.45
Third quarter	7.44	6.62
Fourth quarter	7.46	6.25

	High	Low
Fiscal 2004
First quarter	$7.95	$6.45
Second quarter	8.52	7.36
Third quarter	9.09	6.86
Fourth quarter	9.16	6.41

At January 31, 2006, the Company had 13,061,818 shares of Common Stock outstanding, which were held by approximately 1,400 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	1,721,951	$6.87	638,340
Equity compensation plans not approved by security holders	—	—	—

Total	1,721,951	$6.87	638,340

From time to time, the Company repurchases shares of its Common Stock on the open market or through privately negotiated transactions. During the fourth quarter of fiscal 2005, however, the Company did not repurchase any of its outstanding shares.

ITEM 6.	Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data)
	2005	2004	2003	2002	2001
Operations
Net sales	$98,354	$80,477	$62,985	$57,213	$89,260
Gross margin	25,775	22,549	13,899	9,922	13,415
Income (loss) from operations	7,134	6,705	1,230	(2,254)	(4,971)
Interest expense	110	112	136	140	209
Income (loss) before provision for income taxes	7,323	6,777	1,413	(1,203)	(4,707)
Net income (loss)	4,605	4,167	854	(737)	(2,918)
Earnings (loss) per common share :
Basic	$0.35	$0.32	$0.07	$(0.06)	$(0.22)
Diluted	$0.35	$0.32	$0.07	$(0.06)	$(0.22)
Weighted average common shares outstanding :
Basic	13,054	13,012	12,937	13,063	13,296
Diluted	13,160	13,162	13,004	13,063	13,296
Financial Position
Working capital	$39,470	$42,291	$46,542	$42,601	$42,100
Total assets	98,002	91,349	83,371	81,824	83,351
Long-term debt	1,426	1,716	2,106	2,391	2,676
Stockholders’ equity	81,361	76,842	72,044	70,675	72,087

This table should be read in conjunction with the related consolidated financial statements; notes to consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations.

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

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which represented 39.0% and 42.0%, respectively, of our fiscal 2005 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, secure communications, simulation equipment, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

Our operations are currently conducted in four reportable segments: signal and power integrity components; radio frequency (“RF”) and microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru (“MLFT”) filters. Our RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures potentiometers and related assemblies.

Acquisitions

On October 31, 2005, we acquired all of the outstanding common stock of JDK Controls, Inc. (“JDK”). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic potentiometers and assemblies. JDK’s products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls. The aggregate cash purchase price for JDK was $4.1 million.

On February 11, 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. (“Amplifonix”). Amplifonix, based in Philadelphia, Pennsylvania, designs and manufactures RF and microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar, and defense systems. The aggregate cash purchase price for Amplifonix was $10.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On October 15, 2004, we acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit (“CBU”) of REMEC, Inc. CBU, based in Palm Bay, Florida, designs and manufactures RF and microwave components for military, aerospace and commercial wireless markets. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and cable TV systems. The aggregate cash purchase price for CBU was $8.1 million.

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

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, JDK and Amplifonix net sales of $639,000 and $10.1 million, respectively, have been included in our consolidated net sales for the year ended November 30, 2005. CBU net sales included in our consolidated financial statements amounted to $12.7 million for the year ended November 30, 2005 and $1.5 million for the year ended November 30, 2004. SEI net sales were $5.3 million and $3.3 million, respectively, for the years ended November 30, 2005 and 2004. Amplifonix, CBU, and SEI are all reported within our RF and Microwave Components and Systems Business for operating segment purposes. JDK is reported within our newly created Sensors and Controls Business segment.

Asset Impairment Loss

During the year ended November 30, 2005, our 100,000 square foot ceramic manufacturing facility in New Orleans, Louisiana, was severely damaged by Hurricane Katrina and related flooding (the “Hurricane”). As a result of the Hurricane, we realized asset impairment losses of $1.0 million for inventories and $3.6 million for building and equipment, before expected insurance proceeds. In addition, we incurred direct clean-up, asset assessment, and repair costs of $1.7 million. As of November 30, 2005, we had received $1.0 million of insurance proceeds and we believe it is probable that we will receive another $5.0 million in fiscal 2006 upon final settlement of all related claims. Accordingly, in connection with the Hurricane and after expected insurance recoveries, we recorded net asset impairment losses and related expenses of $274,000. This amount has been included in general and administrative expense in the accompanying statement of income for the year ended November 30, 2005.

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions and our ability to resume manufacturing of ceramic capacitors, (2) our projected capital expenditures, (3) our anticipated research and development expenses, and (4) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors That May Affect Future Results”, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During 2005, our net sales increased by $17.9 million or 22.2% from 2004. In addition to the positive impact of our recent business acquisitions, shipments of our microwave products and power management systems grew significantly during the current year. Increased shipments for our microwave products principally reflect strong demand in the military/aerospace sector, while our power management systems continue to gain customer recognition and market share. Shipments of our signal and power integrity components decreased by $11.2 million in 2005, primarily reflecting poor market conditions throughout the passive electronic components industry. Late in 2005, this business segment was also negatively impacted by Hurricane Katrina and its disruption to our internally manufactured ceramic capacitors.

Our gross margin grew to $25.8 million in 2005, up $3.3 million from a year ago. As a percentage of sales, gross margin was 26.2% in 2005 compared to 28.0% in 2004. This decline in gross margin percentage principally reflects additional manufacturing overhead costs from: ongoing integration and consolidation expenses associated with our recent acquisitions of Amplifonix and CBU; poor absorption of fixed manufacturing overhead resulting from the decline in revenue of our signal and power integrity components business; and additional manufacturing overhead required to support the current and expected future growth of our RF and microwave components and systems business. Our selling expenses increased by $1.6 million in 2005, primarily driven by additional sales volume and related selling activities. In 2005, general and administrative expenses grew by $1.2 million. This increase includes $274,000 of net asset impairment losses and expenses related to Hurricane Katrina, as well as additional computer software licensing fees, amortization expense for acquisition-related intangible assets, and professional fees related to our compliance with the Sarbanes Oxley Act of 2002.

Our overall profitability improved, with net income and earnings per share of $4.6 million or 35 cents per share in fiscal 2005 compared to $4.2 million or 32 cents per share in fiscal 2004. Despite increases in certain working capital requirements, our operating cash flow remains strong. Net cash generated by operating activities was $8.9 million in fiscal 2005. This positive cash flow, which reflects our profitable operating performance and improved accounts receivable turnover rates, helped enable us to expend net cash of $14.6 million for acquired businesses in fiscal 2005.

At November 30, 2005, our cash and cash equivalents were $8.4 million, our current ratio was 4.86 to 1.00, and our total debt to equity was 0.20 to 1.00.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2005, 2004, and 2003:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	73.8	72.0	77.9

Gross margin	26.2	28.0	22.1
Selling, general and administrative expense	19.0	19.7	20.1

Income from operations	7.2	8.3	2.0
Other income (expense)
Interest expense	(0.1)	(0.1)	(0.2)
Other income and expense, net	0.3	0.2	0.5

Income before provision for income taxes	7.4	8.4	2.3
Provision for income taxes	2.7	3.2	0.9

Net income	4.7%	5.2%	1.4%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Signal and power integrity components	$52,236	$63,459	$54,442
RF and microwave components and systems	38,399	13,538	7,181
Power management systems	7,080	3,480	1,362
Sensors and controls	639	—	—

	$98,354	$80,477	$62,985

2005 Compared to 2004

Net Sales

Our 2005 net sales increased by $17.9 million or 22.2% from 2004. This increase primarily reflects additional shipment volume for our RF and microwave components and systems. Sales for this business segment were $38.4 million in 2005, up $24.9 million from a year ago. Of this $24.9 million increase, $10.1 million reflects Amplifonix product sales and another $11.2 million was generated by our operations in Palm Bay, Florida, which we acquired in October 2004 as part of our acquisition of CBU. Although our RF and microwave components and systems are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current year. Sales of our power management systems grew by $3.6 million in 2005. These advanced systems are used in various infrastructure equipment including wireless base stations, optical networks, IT hubs, data centers, and certain military applications. Since our introduction of these products a few years ago, we continue to gain customer recognition and market share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shipments of our signal and power integrity components were down $11.2 million in 2005, principally reflecting poor market conditions throughout the passive electronic components industry. Although these market conditions have recently demonstrated some signs of improvement, the overall business environment throughout the passive components industry remains unpredictable. Accordingly, soft market demand for our signal and power integrity components may continue into fiscal 2006. In addition, as a result of Hurricane Katrina and its related disruption of our internally manufactured ceramic capacitors, approximately $2.1 million of signal product shipments were delayed as of the end of fiscal 2005. In December 2005, we acquired certain ceramic manufacturing facilities in State College, Pennsylvania. The acquired facilities will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans, Louisiana. Our current plan is to begin pre-production volumes at the State College facilities as early as March 2006 (pending receipt of applicable governmental permits), with full production during the third quarter of fiscal 2006. Until full production is achieved, we will purchase certain ceramic capacitors from third party suppliers. Delivery delays or price increases by these outside suppliers would have a negative impact on our signal integrity components business.

Total customer orders received in fiscal 2005 amounted to $105.6 million, up $25.3 million or 31.4% from 2004. At November 30, 2005, our sales order backlog was $47.2 million, compared to $30.6 million at November 30, 2004.

Overall, average selling prices remained relatively stable in 2005 throughout all of our product lines.

Gross Margin

Gross margin in fiscal 2005 was $25.8 million or 26.2% of sales, compared to $22.5 million or 28.0% of sales in fiscal 2004. As a percentage of sales, material and labor costs declined during the current year with aggregate material and labor costs amounting to 37.9% of sales in 2005 and 39.0% of sales in 2004. This decrease primarily reflects reduced material costs from numerous cost reduction programs, including the expanded worldwide sourcing of our material and component requirements. Total manufacturing overhead costs were $35.3 million or 35.9% of sales in 2005, versus $26.6 million or 33.0% of sales in 2004. The increase in manufacturing costs was principally driven by the following factors, all of relatively equal significance: ongoing integration and consolidation costs associated with our recent acquisitions of Amplifonix and CBU; poor absorption of fixed manufacturing overhead resulting from the decline in revenue of our signal and power integrity components business; and additional manufacturing overhead required to support the current and expected future growth of our RF and microwave components and systems business.

At November 30, 2005, we had a total workforce of 1,173 employees, compared to 1,065 employees at November 30, 2004. We expect to continuously review our organization and cost structure to improve operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

In fiscal 2005, selling expense amounted to $10.6 million or 10.8% of sales, compared to $9.0 million or 11.1% of sales in fiscal 2004. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $8.0 million in 2005, versus $6.8 million in 2004. The increase in general and administrative expense includes $274,000 of net asset impairment losses and expenses related to Hurricane Katrina, $245,000 of computer software licensing fees for additional employees and system users, and $463,000 of added amortization expense primarily from acquisition-related intangible assets. The balance of the 2005 increase in general and administrative expense reflects additional expenditures for legal and professional services associated with our compliance with the Sarbanes-Oxley Act of 2002, and other operating expenses related to our increased business levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income and Expense

Interest expense remained relatively constant at $110,000 in fiscal 2005 and $112,000 in fiscal 2004. Current year reductions in bank indebtedness were substantially offset by higher average interest rates.

We hold numerous United States and foreign patents relating to polymer multilayer (“PML”) technology. We realized license fee income of $62,000 in 2005 and $6,000 in 2004 upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Net losses from foreign currency transactions of $38,000 in 2005 and $20,000 in 2004 were incurred and charged against operations.

We realized interest income of $275,000 in 2005 and $198,000 in 2004 from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.1% in 2005 and 38.5% in 2004, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

At November 30, 2005, we had recorded certain deferred tax assets, including aggregate state net operating loss carryforwards of $346,000 expiring at varying amounts through 2025. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2004 Compared to 2003

Net Sales

Consolidated 2004 net sales increased by $17.5 million or 27.8% from 2003. This increase, which was reflected throughout all of our major product lines, was primarily driven by improved market conditions throughout the telecommunications equipment industry and increased demand for our military-related products. In addition, our 2004 net sales include $4.8 million of product sales for our acquired businesses of CBU and SEI. Sales of signal integrity components amounted to $47.8 million in 2004, up $5.4 million from the prior year. These products are used in a wide variety of applications and industries including telecommunications, military, aerospace, medical and automotive. Power integrity component sales increased by $3.6 million in 2004, from $12.0 million in fiscal 2003 to $15.6 million in fiscal 2004. Among other applications, these power products are incorporated into various telecom equipment including wireless base stations and telephone switching gear. Sales of power management systems were $3.5 million in fiscal 2004, an increase of $2.1 million from fiscal 2003. These advanced systems include power distribution units, fuse and breaker interface panels, and remote monitoring systems used in wireless base stations and other telecommunication infrastructure equipment. In addition to CBU and SEI aggregate product sales of $4.8 million, RF and microwave components and systems sales grew by $1.6 million in fiscal 2004. Overall, average selling prices remained relatively stable throughout all of our product lines. Total customer orders received in 2004 amounted to $80.3 million, an increase of $16.9 million or 26.6% from the preceding year.

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

Other Income and Expense

Interest expense was $112,000 in fiscal 2004 and $136,000 in fiscal 2003, reflecting reductions in bank indebtedness throughout 2004.

In 2004, other income and expense consists of interest income from short-term investments of $198,000, PML license fee income of $6,000, and net losses on foreign currency transactions of $20,000. In 2003, other income reflects $204,000 of interest income, $98,000 of PML license fee income, and $17,000 of net gains on foreign currency transactions.

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

Risk Factors That May Affect Future Results

In fiscal year 2005, approximately 39.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufacturers of telecommunications equipment, represented 10.0% of our total consolidated net sales in 2005. Several years ago, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. We also provide various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades. In fiscal 2005, military/aerospace sales were approximately 42.0% of our consolidated sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. Accordingly, there can be no assurance that sales to such customers will not decrease in the future. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: time delays and cost overages in commencing ceramic capacitor manufacturing at our new State College facilities; cost increases and delivery delays for ceramic capacitors purchased from third party suppliers; changes in the availability of other raw materials; competitive pricing pressures; new technologies which decrease the demand for our products; new product offerings by our competitors; product cost changes; changes in the overall economic climate; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; and changes in product mix.

Liquidity, Capital Resources and Financial Condition

During the years ended November 30, 2005 and 2004, we maintained a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”). Throughout 2005 and 2004, no borrowings were outstanding under this line of credit arrangement. On December 12, 2005, we entered into a new five-year revolving credit facility with the Bank. This new $25.0 million credit facility, with an additional $10.0 million expansion feature, replaces the prior line of credit. Borrowings under the new agreement will be secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The new line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. These covenants are similar to those included in the prior line of credit arrangement. Our ability to borrow in the future under this new credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At November 30, 2005, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At November 30, 2005, we had net working capital of $39.5 million, compared to $42.3 million at November 30, 2004 and $46.5 million at November 30, 2003. Our current ratio remains strong with current assets 4.86 times current liabilities at November 30, 2005, compared to 5.93 at November 30, 2004 and 9.21 at November 30, 2003. The reductions in our working capital and current ratio primarily reflect the impact of acquiring businesses (and their related long-lived assets) by utilizing some of our existing cash reserves.

Excluding the assets of our acquired businesses, our capital expenditures for property, plant and equipment amounted to $3.3 million in 2005 and $2.2 million in 2004. Capital expenditures in 2005 were primarily for building improvements and manufacturing equipment for our China manufacturing operations, as well as expanding capacity and efficiencies in our RF and microwave components and systems business. In 2004, our capital expenditures principally related to routine replacement of fixed assets, and tooling for our China production requirements. In response to uncertain overall market conditions, and as part of our related cost containment programs, we controlled our capital expenditures in 2003 to minimum required amounts. Total capital expenditures for property, plant and equipment were $915,000 in 2003. These capital expenditures were primarily for manufacturing equipment and tooling to enhance efficiencies, particularly in our ceramic capacitor operations.

We acquired all of the outstanding common stock of JDK in October 2005. In February 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix. The total net cash purchase price for these acquired businesses was $14.5 million, which was entirely funded through available cash reserves.

In October 2004, we acquired substantially all of the assets and assumed certain liabilities of CBU. The aggregate cash purchase price paid for CBU was $8.1 million, excluding contingent payments. Under the terms of the applicable Asset Purchase Agreement, contingent payments were to be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeded $2.5 million (the “Target”), a contingent payment would be earned equal to 50% of the amount by which the actual customer orders received in the quarter exceeded the Target. Contingent payments of $308,000 and $33,000 were computed and earned for the fourth calendar quarter of 2004 and first calendar quarter of 2005, respectively. In accordance with the terms of the Asset Purchase Agreement, the contingent payments were paid in cash within 30 days following the close of the applicable calendar quarter. These contingent payments in fiscal year 2005 were added to the goodwill previously recognized in the acquisition of CBU.

In February 2004, we acquired all of the outstanding common stock of SEI. The aggregate cash purchase price paid for SEI was $5.6 million, excluding any acquisition-related taxes imposed on SEI attributable to making a Section 338 election for federal income tax purposes. During the year ended November 30, 2005, we computed and paid a tax liability of $134,000 related to the Section 338 election. As a result of this final tax payment, additional goodwill of $134,000 was recognized in fiscal year 2005 for the acquisition of SEI.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During fiscal 2005 and 2004, no shares were repurchased. We repurchased 18,400 shares in fiscal 2003 at an aggregate cost of $91,000. Since the inception of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $2.4 million in 2005, $1.7 million in 2004, and $1.4 million in 2003. We expect to continue our investment in research and development in 2006, as we continuously enhance existing product lines, design new signal and power integrity components, further develop our microwave products and power managements systems, and increase our participation in emerging markets such as automotive.

Income taxes paid during the fiscal years ended November 30, 2005, 2004 and 2003 amounted to $1.7 million, $2.3 million, and $148,000, respectively. As a result of certain deferred tax assets, we expect cash outlays for income taxes to be less than income tax expense for fiscal 2006.

As of November 30, 2005, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$1,716	$290	$295	$100	$487	$65	$479
Operating leases	4,293	1,219	1,025	762	753	534	—

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2006, including scheduled long-term debt repayment, lease commitments, planned capital equipment expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Despite increases in certain working capital requirements in 2005, our operating cash flow remained strong. Net cash generated by operating activities was $8.9 million in fiscal 2005 and $8.7 million in fiscal 2004. Accounts receivable turnover rates improved in 2005, primarily reflecting the successful integration of collection efforts for our acquired businesses. Despite increased sales volume and production requirements, aggregate inventories decreased by $297,000 in fiscal year 2004, excluding the impact of our acquired businesses. This inventory reduction was achieved through numerous inventory control procedures, including material substitutions and reduced manufacturing cycle times. Net cash generated by operating activities amounted to $6.0 million in 2003. With greater sales volume in 2003, accounts receivable increased by $1.1 million.

At November 30, 2005, goodwill represented 28.9% of our total assets and 34.9% of our stockholders’ equity. In addition to a total of $10.3 million of goodwill recognized in connection with our recent acquisitions of JDK, Amplifonix, CBU and SEI, another $18.0 million of goodwill was realized in earlier acquisitions including our purchase of substantially all of the assets of the Signal Conditioning Products Division of AMP Incorporated in 1999. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we have performed the required annual impairment tests of goodwill and determined that no impairment loss need be recognized in the years ended November 30, 2005, 2004 and 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2005, we did not have any material forward currency exchange contracts outstanding. For each of the three years ended November 30, 2005, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2005, no interest rate swap agreements were outstanding.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Effective for our fiscal year beginning December 1, 2005, we will adopt the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), for pro forma disclosures.

Effective June 21, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees, officers and directors of the Company under our stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $6.94, the closing price of the Company’s common stock on June 20, 2005. With this action, options to purchase 544,900 shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. As a result of accelerating the vesting of these “out-of-the-money” stock options, we expect to reduce the stock option expense we otherwise would be required to record by $624,000, after taxes, based upon value calculations using the Black-Scholes methodology ($244,000 in fiscal 2006, $239,000 in fiscal 2007, $123,000 in fiscal 2008, and $18,000 in fiscal 2009). In addition, in November 2005, fully vested options to purchase 485,000 shares of the Company’s common stock were granted to certain employees and directors, which had the effect of increasing the Company’s 2005 pro forma stock-based compensation expense by $544,000 net of related taxes. Except for the impact of these options, and the accelerated vesting of the “out-of-the-money” stock options, we expect the adoption of SFAS No. 123R will have an effect on our results of operations similar to the amounts reported historically in the Company’s notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or the cumulative effect of the change. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of SFAS No. 154 are generally effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

We do not expect the adoption of SFAS No. 153 and SFAS No. 154 to have a material impact on our financial position or results of operations.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2005, our allowance for doubtful accounts was $1.0 million, or approximately 6.0% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2006. If this improvement does not occur, or if current market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2005, we had recorded inventory reserves in the aggregate amount of $2.5 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subsequent Event

On December 30, 2005, we acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of ceramic manufacturing facilities. The acquired facilities will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4.6 million. Based upon a current environmental assessment of the property, we expect total remediation expenses to approximate $2.9 million, the cost of which would be entirely covered by the insurance policy. The cost of the insurance, in excess of the estimated remediation costs, will be charged to expense over the 10 year policy term.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

January 5, 2006

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2005 AND 2004

(Dollar Amounts in Thousands)

	2005	2004
Assets
Current assets
Cash and cash equivalents	$8,386	$17,535
Accounts receivable, less allowances of $1,032 in 2005 and $985 in 2004	16,188	15,484
Insurance recovery receivable	5,000	—
Inventories	17,832	15,372
Deferred income taxes	1,621	1,171
Prepaid expenses and other current assets	672	1,300

Total current assets	49,699	50,862

Property, plant and equipment, net	15,484	15,966
Other assets
Goodwill	28,361	22,019
Other noncurrent assets	4,458	2,502

Total other assets	32,819	24,521

Total assets	$98,002	$91,349

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,760	$4,238
Income taxes payable	266	17
Accrued liabilities	2,913	3,926
Current portion of long-term debt	290	390

Total current liabilities	10,229	8,571

Long-term debt	1,426	1,716
Deferred income taxes	4,986	4,220
Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 13,737,818 shares in 2005 and 13,705,552 shares in 2004	44,376	44,207
Retained earnings	40,741	36,136
Treasury stock, 676,000 shares in 2005 and 2004, at cost	(3,628)	(3,628)
Accumulated other comprehensive income (loss)	(128)	127

Total stockholders’ equity	81,361	76,842

Total liabilities and stockholders’ equity	$98,002	$91,349

The accompanying notes are an integral part of the consolidated financial statements. .

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

(Amounts in Thousands Except Per Share Data)

	2005	2004	2003
Net sales	$98,354	$80,477	$62,985
Cost of products sold	72,579	57,928	49,086

Gross margin	25,775	22,549	13,899
Selling, general and administrative expense	18,641	15,844	12,669

Income from operations	7,134	6,705	1,230
Other income (expense) :
Interest expense	(110)	(112)	(136)
Other income and expense, net	299	184	319

	189	72	183

Income before provision for income taxes	7,323	6,777	1,413
Provision for income taxes	2,718	2,611	559

Net income	$4,605	$4,166	$854

Earnings per common share :
Basic	$0.35	$0.32	$0.07

Diluted	$0.35	$0.32	$0.07

Weighted average common shares outstanding :
Basic	13,054	13,012	12,937

Diluted	13,160	13,162	13,004

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

(Dollar Amounts in Thousands)

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance - November 30, 2002	13,604,977	$43,777	$31,116	$(3,537)	$(681)	$70,675
Net income	—	—	854	—	—	854
Foreign currency translation adjustments	—	—	—	—	484	484
Change in fair value of derivatives	—	—	—	—	(17)	(17)

Comprehensive income	—	—	—	—	—	1,321

Issuance of common stock upon exercise of employee stock options	33,000	140	—	—	—	140
Purchase and retirement of common stock	(3,392)	(30)	—	—	—	(30)
Purchase of treasury stock	—	—	—	(91)	—	(91)
Tax benefits from exercise of stock options	—	29	—	—	—	29

Balance - November 30, 2003	13,634,585	43,916	31,970	(3,628)	(214)	72,044
Net income	—	—	4,166	—	—	4,166
Foreign currency translation adjustments	—	—	—	—	341	341

Comprehensive income	—	—	—	—	—	4,507

Issuance of common stock upon exercise of employee stock options	85,833	378	—	—	—	378
Purchase and retirement of common stock	(14,866)	(131)	—	—	—	(131)
Tax benefits from exercise of stock options	—	44	—	—	—	44

Balance - November 30, 2004	13,705,552	44,207	36,136	(3,628)	127	76,842
Net income	—	—	4,605	—	—	4,605
Foreign currency translation adjustments	—	—	—	—	(255)	(255)

Comprehensive income	—	—	—	—	—	4,350

Issuance of common stock upon exercise of employee stock options	32,266	167	—	—	—	167
Tax benefits from exercise of stock options	—	2	—	—	—	2

Balance - November 30, 2005	13,737,818	$44,376	$40,741	$(3,628)	$(128)	$81,361

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2005, 2004 AND 2003

( Dollar Amounts in Thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$4,605	$4,166	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,184	3,438	3,798
Amortization	626	163	52
Deferred income taxes	328	892	434
Tax benefits from exercise of stock options	2	44	29
Gain on sale of property, plant and equipment	(47)	—	—
Changes in assets and liabilities, excluding effects of business acquisitions :
Accounts receivable	1,224	(2,019)	(1,090)
Inventories	(2,153)	297	1,469
Prepaid expenses and other assets	483	117	(22)
Accounts payable and accrued liabilities	681	1,588	495

Net cash provided by operating activities	8,933	8,686	6,019

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	47	—	—
Purchase of property, plant and equipment	(3,324)	(2,216)	(915)
Payments for acquired businesses, net of cash received	(14,586)	(13,676)	—

Net cash used in investing activities	(17,863)	(15,892)	(915)

Cash Flows From Financing Activities:
Repayment of long-term debt	(390)	(285)	(285)
Purchase of common stock	—	—	(91)
Net proceeds from issuance of common stock	167	247	110

Net cash used in financing activities	(223)	(38)	(266)

Effect of exchange rate changes on cash	4	—	7

Net increase (decrease) in cash and cash equivalents	(9,149)	(7,244)	4,845
Cash and cash equivalents, beginning of year	17,535	24,779	19,934

Cash and cash equivalents, end of year	$8,386	$17,535	$24,779

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the “Company”). Effective for the year ended November 30, 2005, the fiscal year end of the Company’s German subsidiary, Spectrum Control GmbH, was changed from October 31 to November 30. This change eliminates the German subsidiary’s one-month consolidated reporting lag and matches its fiscal year with the rest of the Company. The change in the fiscal year of Spectrum Control GmbH did not have a material impact on the Company’s consolidated financial statements for the year ended November 30, 2005.

All significant intercompany accounts are eliminated upon consolidation.

Nature of Operations

The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico, Germany and China. The Company offers a broad line of signal, power and microwave products, as well as certain sensors, that are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company’s largest markets are telecommunications equipment and military/aerospace.

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

Derivative Financial Instruments

The Company occasionally enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of the forward currency exchange contracts are generally nine months or less. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related amendments, these contracts are considered derivatives and are recognized on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Inventories

Inventories are valued at the lower of cost or market, with cost for raw materials, work-in-process and finished goods at standard cost, which approximates the first-in, first-out basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $924,000 in 2005, $701,000 in 2004, and $639,000 in 2003.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $2,440,000 in 2005, $1,699,000 in 2004, and $1,430,000 in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has adopted the “disclosure only” provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 uses the fair value method of accounting for stock-based employee compensation. If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value method of accounting for the years ended November 30, 2005, 2004, and 2003, net income and earnings per common share would have decreased to the pro forma amounts below (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$4,605	$4,166	$854
Less: Stock-based employee compensation expense determined under fair value method, net of related tax effect	1,722	666	690

Pro forma net income	$2,883	$3,500	$164

Earnings per common share:
Basic, as reported	$0.35	$0.32	$0.07
Basic, pro forma	0.22	0.27	0.01
Diluted, as reported	0.35	0.32	0.07
Diluted, pro forma	0.22	0.27	0.01

For SFAS No. 148 purposes, the fair value of each option granted under the Company’s stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended November 30, 2005, 2004, and 2003:

	2005	2004	2003
Expected volatility	20.00%	32.00%	50.00%
Risk-free interest rate	2.46%	2.00%	2.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life in years	5.00	5.00	5.00

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock options. The treasury stock method is used to calculate the effect of dilutive shares, which reduces the gross number of dilutive shares by the number of shares that could be repurchased from the proceeds of the options assumed to be exercised.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective June 21, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees, officers and directors of the Company under its stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $6.94, the closing price of the Company’s common stock on June 20, 2005. With this action, options to purchase 544,900 shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. As a result of accelerating the vesting of these “out-of-the-money” stock options, the Company expects to reduce the stock option expense it otherwise would be required to record by $624,000, after taxes, based upon value calculations using the Black-Scholes methodology ($244,000 in fiscal 2006, $239,000 in fiscal 2007, $123,000 in fiscal 2008, and $18,000 in fiscal 2009). In addition, in November 2005, fully vested options to purchase 485,000 shares of the Company’s common stock were granted to certain employees and directors, which had the effect of increasing the Company’s 2005 pro forma stock-based compensation expense by $544,000, net of related taxes. Except for the impact of these options, and the accelerated vesting of the “out-of-the money” stock options, the Company expects the adoption of SFAS No. 123R will have an effect on its results of operations similar to the amounts reported historically in the Company’s notes to consolidated financial statements under the pro forma disclosure provisions of SFAS No. 148.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of SFAS No. 154 are generally effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The Company does not expect the adoption of SFAS No. 153 and SFAS No. 154 to have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions

On October 31, 2005, the Company acquired all of the outstanding common stock of JDK Controls, Inc. (“JDK”). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic potentiometers and assemblies. JDK’s products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls.

On February 11, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. (“Amplifonix”). Amplifonix, based in Philadelphia, Pennsylvania, designs and manufactures radio frequency (“RF”) and microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar, and defense systems.

With the acquisitions of JDK and Amplifonix, the Company significantly expanded its product offerings and capabilities. JDK’s potentiometers and related assemblies provide a base upon which the Company has established a new Sensors and Controls business segment. With the acquisition of Amplifonix, the Company believes that it can gain market share and increase revenues by offering a more comprehensive RF and microwave product line to customers. The Company also believes that its existing customer relationships and manufacturing capabilities will provide additional revenue opportunities and improved profitability for JDK and Amplifonix products. These factors contributed to purchase prices resulting in the recognition of goodwill.

The aggregate cash purchase price for JDK was $4,110,000 including legal fees directly related to the acquisition of $59,000. The purchase price was entirely funded through available cash reserves.

The allocation of the purchase price to the JDK assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$359
Accounts receivable	1,095
Inventories	615
Prepaid expenses and other current assets	39
Machinery and equipment	229
Identifiable intangible assets	921
Accounts payable	(457)
Income taxes payable	(114)
Accrued liabilities	(136)
Goodwill	1,559

$4,110

The aggregate cash purchase price for Amplifonix was $10,360,000 including legal fees and other costs directly related to the acquisition of $390,000. The purchase price was entirely funded through available cash reserves.

The allocation of the purchase price to the Amplifonix assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,006
Inventories	802
Prepaid expenses and other current assets	136
Land and improvements	247
Buildings and improvements	1,153
Machinery and equipment	1,358
Identifiable intangible assets	1,740
Accounts payable	(277)
Accrued liabilities	(113)
Goodwill	4,308

$10,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase prices for JDK and Amplifonix have been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by independent appraisal or other published market data. The fair market values of machinery and equipment were primarily determined by reference to published market quotations and historical costs. For identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships), fair market values were determined by estimating the present value of future cash flows. The excess of aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill.

The identifiable intangible assets acquired will be amortized to expense over estimated useful lives ranging from 3 to 10 years, with a weighted average amortization period of 7.5 years. The JDK goodwill acquired has been assigned to the Company’s newly created Sensors and Controls reportable operating segment, and the Amplifonix goodwill acquired has been included in the Company’s RF and Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the Amplifonix goodwill ratably over a 15 year period.

The results of operations of the JDK and Amplifonix businesses have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2005 and 2004, has been prepared as if the JDK and Amplifonix acquisitions had occurred on December 1, 2003 (in thousands, except per share data):

	2005	2004
Net sales	$107,614	$96,740
Net income	4,752	4,736
Earnings per common share:
Basic	0.36	0.36
Diluted	0.36	0.36

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

On October 15, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit (“CBU”) of REMEC, Inc. The aggregate cash purchase price for CBU was $8,121,000, excluding contingent payments. Under the terms of the applicable Asset Purchase Agreement, contingent payments were to be determined based upon the total customer orders received for CBU products during the fourth calendar quarter of 2004 and the first calendar quarter of 2005. If the aggregate customer orders received in either quarter exceeded $2,500,000 (the “Target”), a contingent payment would be earned equal to 50% of the amount by which the actual customer orders received in the quarter exceeded the Target. Contingent payments of $308,000 and $33,000 were computed and earned for the fourth calendar quarter of 2004 and first calendar quarter of 2005, respectively. In accordance with the terms of the Asset Purchase Agreement, the contingent payments were paid in cash within 30 days following the close of the applicable calendar quarter. These contingent payments in fiscal year 2005 have been added to the goodwill previously recognized in the acquisition of CBU.

On February 27, 2004, the Company acquired all of the outstanding common stock of Salisbury Engineering, Inc. (“SEI”). The aggregate cash price for SEI was $5,585,000, excluding any acquisition-related taxes imposed on SEI attributable to making a Section 338 election for federal income tax purposes. During the year ended November 30, 2005, a tax liability of $134,000 related to the election was computed and paid by the Company. As a result of this final tax payment, additional goodwill of $134,000 was recognized in fiscal year 2005 for the acquisition of SEI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of the CBU and SEI acquired businesses have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2004 and 2003, has been prepared as if the CBU and SEI acquisitions had occurred on December 1, 2002 (in thousands, except per share data):

	2004	2003
Net sales	$95,120	$84,910
Net income	3,543	894
Earnings per common share:
Basic	0.27	0.07
Diluted	0.27	0.07

3.	Asset Impairment Loss

During the year ended November 30, 2005, the Company’s ceramic manufacturing operations in New Orleans, Louisiana, were severely impacted by Hurricane Katrina and related flooding. As a result of the Hurricane, the Company realized asset impairment losses of $1,028,000 for inventories and $3,596,000 for building and equipment, before expected insurance proceeds. In addition, the Company incurred direct clean-up, asset assessment, and repair costs of $1,650,000. As of November 30, 2005, the Company had received $1,000,000 of insurance proceeds and management believes it is probable that the Company will receive another $5,000,000 in fiscal 2006 upon final settlement of all related claims. Accordingly, in connection with the Hurricane and after expected insurance recoveries, the Company recorded net asset impairment losses and related expenses of $274,000. This amount has been included in general and administrative expense in the Company’s statement of income for the year ended November 30, 2005.

4.	Inventories

Inventories by major classification are as follows:

	November 30
	2005	2004
	(in thousands)
Finished goods	$2,417	$2,341
Work-in-process	4,974	4,934
Raw materials	10,441	8,097

	$17,832	$15,372

At November 30, 2005 and 2004, inventories are presented net of inventory reserves of $2,510,000 and $1,457,000, respectively.

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2005	2004
	(in thousands)
Land and improvements	$1,730	$1,447
Buildings and improvements	9,595	13,859
Machinery and equipment	25,882	25,918

	37,207	41,224
Less accumulated depreciation	21,723	25,258

	$15,484	$15,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill

Changes in the carrying amount of goodwill for the years ended November 30, 2005 and 2004, in total and for each reportable segment, are summarized as follows (in thousands):

	2005	2004
Goodwill, beginning of year	$22,019	$18,019
Goodwill acquired	6,342	4,000

Goodwill, end of year	$28,361	$22,019

2005	Signal and Power Integrity Components	RF and Microwave Components and Systems	Sensors and Controls

Goodwill, beginning of year	$14,243	$7,776	$—
Goodwill acquired	—	4,783	1,559

Goodwill, end of year	$14,243	$12,559	$1,559

2004
Goodwill, beginning of year	$14,243	$3,776	$—
Goodwill acquired	—	4,000	—

Goodwill, end of year	$14,243	$7,776	$—

7.	Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2005	2004
	(in thousands)
Amortizable assets:
Customer-related intangibles	$4,816	$2,155
Patents and patent rights	353	521
Debt issuance costs	205	205

	5,374	2,881
Less accumulated amortization	1,060	623

	4,314	2,258

Other assets:
Deferred charges	144	232
Deferred income taxes	—	12

Other noncurrent assets	144	244

	$4,458	$2,502

During each of the five years ending November 30, 2010, amortization expense is expected to approximate $776,000, $732,000, $522,000, $410,000 and $407,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2005	2004
	(in thousands)
Accrued salaries and wages	$2,589	$3,559
Accrued interest	52	63
Accrued other expenses	272	304

	$2,913	$3,926

9.	Short-Term Debt

During the years ended November 30, 2005 and 2004, the Company maintained a domestic line of credit with its principal lending institution (the “Bank”). Throughout 2005 and 2004, no borrowings were outstanding under this line of credit arrangement. On December 12, 2005, the Company entered into a new five-year revolving credit facility with the Bank. This new $25,000,000 credit facility, with an additional $10,000,000 expansion feature, replaces the prior line of credit. Borrowings under the new agreement will be secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The new line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. These covenants are similar to those included in the prior line of credit arrangement.

The Company’s wholly owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,177,000 (Euro 1,000,000) at November 30, 2005 and $1,276,000 (Euro 1,000,000) at November 30, 2004. During 2005 and 2004, no borrowings were outstanding under the line of credit. Borrowings bear interest at rates below the prevailing prime rate and are payable upon demand.

10.	Long-Term Debt

Long-term debt consists of the following:

	November 30
	2005	2004
	(in thousands)
Industrial revenue bonds at variable interest rate (2.90% at November 30, 2005 and 1.70% at November 30, 2004) (1)	$400	$700
Industrial revenue bonds at an interest rate of 5.36% (2)	770	820
Mortgage note payable to bank at an interest rate of 8.50% (3)	546	586

Total	1,716	2,106
Less current portion	290	390

Long-term debt	$1,426	$1,716

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The industrial revenue bonds are collateralized by certain land, building and equipment and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds bear interest at approximately 40% of the prevailing prime rate and require annual principal payments ranging from $200,000 to $300,000 through the year 2007.

(2)	The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.

(3)	The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2010, are $290,000, $295,000, $100,000, $487,000, and $65,000, respectively.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2005 and 2004, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2005, 2004 and 2003 was not material.

12.	Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $6,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2005, the Company had repurchased 676,000 shares at an aggregate cost of $3,628,000. The repurchased shares are held as treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Derivative Financial Instruments Gain (Loss)	Total
Balance – November 30, 2002	$(698)	$17	$(681)
Foreign currency translation adjustments	484	—	484
Change in fair value of derivatives	—	(17)	(17)

Balance – November 30, 2003	(214)	—	(214)
Foreign currency translation adjustments	341	—	341

Balance – November 30, 2004	127	—	127
Foreign currency translation adjustments	(255)	—	(255)

Balance – November 30, 2005	$(128)	$—	$(128)

14.	Other Income and Expense

Other income and expense for the years ended November 30, 2005, 2004, and 2003 consist of the following (in thousands):

	2005	2004	2003
Investment income	$275	$198	$204
Patent licensing fees	62	6	98
Gain (loss) on foreign currency transactions	(38)	(20)	17

	$299	$184	$319

15.	Income Taxes

For the years ended November 30, 2005, 2004, and 2003, income before income taxes consists of the following (in thousands):

	2005	2004	2003
U.S. operations	$7,064	$6,291	$1,218
Foreign operations	259	486	195

	$7,323	$6,777	$1,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2005, 2004, and 2003, the provision for income taxes consists of the following (in thousands):

	2005	2004	2003
Current
U.S. Federal	$2,201	$1,480	$(52)
Foreign	25	182	165
State	164	56	12
Deferred
U.S. Federal	193	622	385
State	135	271	49

	$2,718	$2,611	$559

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2005, 2004, and 2003 consists of the following (in thousands):

	2005	2004	2003
Statutory federal income tax	$2,490	$2,304	$480
State income taxes, net of federal tax effect	198	216	40
Repatriation of foreign earnings	113	—	—
Foreign tax rates	(63)	19	19
Other items	(20)	72	20

	$2,718	$2,611	$559

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2005	2004
	(in thousands)
Deferred tax assets:
Inventory valuation	$926	$571
Allowance for doubtful accounts	367	340
Accrued compensation	359	321
Amortization of intangible assets	211	163
Net operating loss carryforwards	17	97
Other	7	2

Deferred tax assets	1,887	1,494

Deferred tax liabilities:
Amortization of intangible assets	2,113	1,526
Investment in subsidiaries	1,563	1,420
Depreciation of plant and equipment	1,534	1,523
Other	42	62

Deferred tax liabilities	5,252	4,531

Net deferred tax liabilities	$(3,365)	$(3,037)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	November 30
	2005	2004
	(in thousands)
Net deferred tax assets:
Current	$1,621	$1,171
Noncurrent	—	12
Net deferred tax liabilities	(4,986)	(4,220)

Noncurrent	$(3,365)	$(3,037)

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other provisions, the Act included a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. parent company, provided various criteria were met. In 2005, the Company adopted and executed a formal plan under which accumulated foreign earnings of $1,078,000 from the Company’s German subsidiary were distributed to the U.S. parent company. The tax impact of distributing these earnings, for which the Company had not previously recorded a deferred tax liability, was to increase the Company’s income tax expense by $113,000 for the year ended November 30, 2005.

The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2005, the aggregate undistributed earnings of the foreign subsidiaries amounted to $3,400,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2005 or 2004.

At November 30, 2005, the Company had state net operating loss carryforwards of $346,000 expiring at varying amounts through 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2005	2004	2003
Numerator for basic and diluted earnings per common share (in thousands):
Net income	$4,605	$4,166	$854

Denominator for basic earnings per common share (in thousands):
Weighted average shares outstanding	13,054	13,012	12,937

Denominator for diluted earnings per common share (in thousands):
Weighted average shares outstanding	13,054	13,012	12,937
Effect of dilutive stock options	106	150	67

	13,160	13,162	13,004

Earnings per common share:
Basic	$0.35	$0.32	$0.07

Diluted	$0.35	$0.32	$0.07

In 2005, options to purchase 802,150 shares of Common Stock, at a weighted average exercise price of $8.12 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. Options to purchase 648,650 shares of Common Stock in 2004, and 404,100 shares in 2003, at weighted average exercise prices of $9.20 per share in 2004 and $9.55 per share in 2003, were similarly excluded.

17.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2005, 2004, and 2003 consists of the following (in thousands):

	2005	2004	2003
Cash paid during the year for:
Interest	$121	$129	$141
Income taxes	1,745	2,332	148
Liabilities assumed in connection with business acquisitions	1,097	1,166	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2005, options to purchase 638,340 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2005, 2004, and 2003 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2002	920,717	$4.13 – 11.25	$7.22	$6,646,000
Granted during the year	227,800	5.05 – 5.47	5.13	1,168,000
Exercised during the year	(33,000)	4.25	4.25	(140,000)
Forfeitures and expirations	(97,617)	5.25 – 10.06	6.05	(593,000)

Outstanding – November 30, 2003	1,017,900	4.13 – 11.25	6.96	7,081,000
Granted during the year	257,000	7.00 – 8.68	8.58	2,204,000
Exercised during the year	(85,833)	4.13 – 5.27	4.40	(378,000)
Forfeitures and expirations	(3,450)	5.25 – 10.06	8.70	(30,000)

Outstanding – November 30, 2004	1,185,617	5.05 – 11.25	7.49	8,877,000
Granted during the year	748,900	6.31 – 7.60	6.75	5,052,000
Exercised during the year	(32,266)	5.05 – 5.27	5.18	(167,000)
Forfeitures and expirations	(180,300)	5.25 – 11.25	10.69	(1,928,000)

Outstanding – November 30, 2005	1,721,951	$5.05 – 10.06	$6.87	$11,834,000

Exercisable:
November 30, 2005	457,512	$5.05 – 10.06	$6.97	$3,189,000

November 30, 2004	410,561	$5.25 – 11.25	$8.85	$3,633,000

November 30, 2003	260,132	$4.13 – 11.25	$8.33	$2,166,000

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2005:

	Number of Shares Under Option
Option Price Range Per Share	Outstanding	Exercisable
$5.05 – 6.00	433,701	199,529
6.01 – 8.00	899,000	103,733
8.01 – 10.06	389,250	154,250

During the years ended November 30, 2005, 2004, and 2003, the weighted average fair value of options granted was $1.55, $2.71, and $2.32 per share, respectively. At November 30, 2005, the weighted average remaining contractual life of outstanding options was 3.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $387,000 in 2005, $260,000 in 2004, and $234,000 in 2003.

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

Although its products are used in many industries, the Company’s largest markets are telecommunications equipment and military/aerospace. At November 30, 2005 and 2004, approximately 37% and 39%, respectively, of the Company’s accounts receivable were from customers in the telecommunications equipment industry. Accounts receivable from military/aerospace customers represented approximately 45% of total accounts receivable at November 30, 2005 and 41% at November 30, 2004. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

21.	Reportable Operating Segments

The Company was founded as a solutions- oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). In recent years, the Company has broadened its focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. In fiscal year 2005, the Company realigned its business segments to better reflect its current strategic focus.

The Company’s current operations are conducted in four reportable segments: signal and power integrity components; RF and microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our recently developed motor line feed thru (“MLFT”) filters. Our RF and Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures potentiometers and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the new business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2005, 2004, and 2003, reportable segment information is as follows (in thousands):

2005	Signal and Power Integrity Components	RF and Microwave Components and Systems	Power Management Systems	Sensors And Controls	Total
Revenue from unaffiliated customers	$52,236	$38,399	$7,080	$639	$98,354
Depreciation expense	1,880	970	211	33	3,094
Segment income (loss)	14,841	6,897	1,418	(14)	23,142
Segment assets
Tangible assets	14,290	15,527	611	827	31,255
Goodwill	14,243	12,559	—	1,559	28,361
Capital expenditures	1,753	1,459	—	69	3,281

2004
Revenue from unaffiliated customers	63,459	13,538	3,480	—	80,477
Depreciation expense	2,748	395	164	—	3,307
Segment income	19,671	700	277	—	20,648
Segment assets
Tangible assets	20,441	8,956	190	—	29,587
Goodwill	14,243	7,776	—	—	22,019
Capital expenditures	1,491	625	14	—	2,130

2003
Revenue from unaffiliated customers	54,442	7,181	1,362	—	62,985
Depreciation expense	3,440	130	99	—	3,669
Segment income (loss)	12,359	11	(103)	—	12,267
Segment assets
Tangible assets	22,307	1,593	263	—	24,163
Goodwill	14,243	3,776	—	—	18,019
Capital expenditures	739	86	2	—	827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2005, 2004, and 2003, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2005	2004	2003
Total depreciation expense for reportable segments	$3,094	$3,307	$3,669
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	90	131	129

Consolidated depreciation expense	$3,184	$3,438	$3,798

Income before provision for income taxes	2005	2004	2003
Total income for reportable segments	$23,142	$20,648	$12,267
Unallocated amounts:
Selling, general and administrative expense	(16,008)	(13,943)	(11,037)
Interest expense	(110)	(112)	(136)
Other income	299	184	319

Consolidated income before provision for income taxes	$7,323	$6,777	$1,413

Assets	2005	2004	2003
Total assets for reportable segments	$59,616	$51,606	$42,182
Unallocated amounts:
Cash and cash equivalents	8,386	17,535	24,779
Accounts receivable	16,188	15,484	11,521
Insurance recovery receivable	5,000	—	—
Other assets	8,812	6,724	4,889

Total consolidated assets	$98,002	$91,349	$83,371

Capital expenditures	2005	2004	2003
Total capital expenditures for reportable segments	$3,281	$2,130	$827
Unallocated amounts:
Capital expenditures related to selling, general and administrative activities	43	86	88

Total consolidated capital expenditures	$3,324	$2,216	$915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2005, 2004, and 2003 is as follows (in thousands):

2005	United States	Mexico	Germany	China	All Other Countries	Total

Revenue from unaffiliated customers	$71,931	$1,425	$4,678	$3,568	$16,752	$98,354
Long-lived assets:
Property, plant and equipment	14,507	113	31	833	—	15,484
Intangible assets	32,675	—	—	—	—	32,675

2004
Revenue from unaffiliated customers	50,649	621	4,457	7,431	17,319	80,477
Long-lived assets:
Property, plant and equipment	15,579	132	41	214	—	15,966
Intangible assets	24,277	—	—	—	—	24,277

2003
Revenue from unaffiliated customers	40,149	369	4,289	4,587	13,591	62,985
Long-lived assets:
Property, plant and equipment	12,447	162	37	—	—	12,646
Intangible assets	18,283	—	—	—	—	18,283

Sales to the Company’s largest single customer represented 5% in 2005, 9% in 2004, and 8% in 2003 of total consolidated net sales. In each year, the largest customer was an original equipment manufacturer of telecommunications equipment. Sales to this major customer primarily consisted of signal and power integrity components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2005
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$21,142	$25,882	$25,901	$25,429
Gross margin	4,923	6,542	7,318	6,992
Net income	607	1,322	1,558	1,118
Earnings per common share:
Basic	0.05	0.10	0.12	0.09
Diluted	0.05	0.10	0.12	0.08

	Year Ended November 30, 2004
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$17,125	$21,484	$20,180	$21,688
Gross margin	4,400	6,551	5,576	6,022
Net income	612	1,528	997	1,029
Earnings per common share:
Basic	0.05	0.12	0.08	0.08
Diluted	0.05	0.12	0.08	0.08

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

23.	Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

24.	Operating Leases

The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2010. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follow (in thousands):

2006	$1,219
2007	1,025
2008	762
2009	753
2010	534

$4,293

Total rent expense under all operating leases amounted to $1,384,000 in 2005, $1,311,000 in 2004, and $1,291,000 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.	Subsequent Event (Unaudited)

On December 30, 2005, the Company acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of ceramic manufacturing facilities. The acquired facilities will become the design and manufacturing center for the Company’s ceramic operations, replacing the operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. As a condition to the purchase, the Company entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) the Company agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the Company’s costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) the Company purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4,623,000. Based upon a current environmental assessment of the property, the Company expects total remediation expenses to approximate $2,900,000, the cost of which would be entirely covered by the insurance policy. The cost of the insurance, in excess of the estimated remediation costs, will be charged to expense over the 10 year policy term.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2005.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 3 and 4 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 3, 2006 (the “Proxy Statement”) is incorporated herein by reference.

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

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position
John P. Freeman	51	Senior Vice President, Chief Financial Officer
Lawrence G. Howanitz	53	Senior Vice President, EMI Filters, Components And Power Management Systems
Robert J. McKenna	52	Senior Vice President, New Business and Resource Development
Richard A. Southworth	63	President, Chief Executive Officer
James F. Toohey	71	Secretary
Brian F. Ward	46	Senior Vice President, Sensors and Controls

Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.

Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions including General Manager of the Company’s Interconnect Products Division, Vice President of the Company’s Signal Integrity Products Group, and Senior Vice President of Operations. In his current position, Mr. Howanitz is responsible for the Company’s EMI filter, components and power management system businesses.

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

Mr. Ward is a Marketing graduate of Franklin Pearce College of Business. He joined the Company in 1994 as Director of Marketing and in 1997 was named Vice President of Sales and Marketing. In December of 2000, he was named Senior Vice President. In his current position, Mr. Ward is responsible for the Company’s newly created sensors and controls business. Prior to joining the Company, Mr. Ward held managerial positions in Engineering and Marketing with Clarostat Manufacturing Co. and Oak Grigsby, Inc.

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

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2006” on page 14 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

Schedule II - Valuation and Qualifying Accounts	67

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

1996 Non-Employee Directors’ Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference

Asset Purchase Agreement dated October 15, 2004, by and between Spectrum Control, Inc. and REMEC Inc., previously filed on October 15, 2004, as Exhibit 2.1 to Form 8-K, and incorporated herein by reference

Asset Purchase Agreement dated February 11, 2005, by and among Spectrum Microwave, Inc., Amplifonix, Inc., R. Lake Associates and Dr. Arthur Riben, previously filed on February 11, 2005, as Exhibit 10.1 to Form 8-K, and incorporated herein by reference

Subsidiaries of the Company (21.1)	68

Consent of Ernst & Young LLP (23.1)	69

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	70

Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	71

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (32.1)	72

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 27, 2006		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Bates	Director	February 27, 2006

/s/ Edwin R. Bindseil	Director	February 27, 2006

/s/ John P. Freeman	Director, Chief Financial Officer, and Principal	February 27, 2006
Accounting Officer

/s/ J. Thomas Gruenwald	Director	February 27, 2006

/s/ Melvin Kutchin	Director	February 27, 2006

/s/ John M. Petersen	Director	February 27, 2006

/s/ Gerald A. Ryan	Director	February 27, 2006

/s/ James F. Toohey	Director	February 27, 2006

S pectrum Control, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2005

(Amounts in Thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended November 30, 2003:
Allowance for doubtful accounts	$896	$279	$256	(1)	$919

Reserve for excess and slow-moving inventories	$3,980	$914	$2,851	(2)	$2,043

Year ended November 30, 2004:
Allowance for doubtful accounts	$919	$301	$235	(1)	$985

Reserve for excess and slow-moving inventories	$2,043	$892	$1,478	(2)	$1,457

Year ended November 30, 2005:
Allowance for doubtful accounts	$985	$307	$260	(1)	$1,032

Reserve for excess and slow-moving inventories	$1,457	$1,539	$486	(2)	$2,510

(1)	Uncollectible accounts written off, net of recoveries

(2)	Inventories physically scrapped