Form 10-Q
period 2006-02-28
SPECTRUM CONTROL INC
filed 2006-03-28
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2006	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2006
Common, no par value	13,061,818

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 28,	November 30,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$ 1,838	$ 8,386
Accounts receivable, less allowances of $ 1,131
in 2006 and $ 1,032 in 2005	18,145	16,188
Insurance recovery receivable	4,000	5,000
Inventories	18,565	17,832
Deferred income taxes	1,621	1,621
Prepaid expenses and other current assets	2,168	672
Total current assets	46,337	49,699

Property, plant and equipment, net	19,767	15,484

Other assets
Goodwill	28,732	28,361
Other noncurrent assets	8,286	4,458
Total other assets	37,018	32,819

Total assets	$ 103,122	$ 98,002

Liabilities And Stockholders' Equity
Current liabilities
Short-term debt	$ 2,000	$ -
Accounts payable	6,664	6,760
Income taxes payable	323	266
Accrued liabilities	3,387	2,913
Current portion of long-term debt	290	290
Total current liabilities	12,664	10,229

Long-term debt	1,366	1,426
Other liabilities	1,961	-
Deferred income taxes	5,404	4,986

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,737,818 shares
in 2006 and 2005	44,428	44,376
Retained earnings	41,031	40,741
Treasury stock, 676,000 shares in 2006
and 2005, at cost	(3,628)	(3,628)
Accumulated other comprehensive loss	(104)	(128)
Total stockholders' equity	81,727	81,361

Total liabilities and stockholders' equity	$ 103,122	$ 98,002

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended
	February 28,
	2006	2005

Net sales	$ 25,560	$ 21,142

Cost of products sold	20,340	16,219

Gross margin	5,220	4,923

Selling, general and
administrative expense	4,892	3,957

Income from operations	328	966

Other income ( expense ) :
Interest expense	(41)	(38)
Other income and expense, net	182	71
	141	33

Income before provision for
income taxes	469	999

Provision for income taxes	179	392

Net income	$ 290	$ 607

Earnings per common share :
Basic	$ 0.02	$ 0.05
Diluted	$ 0.02	$ 0.05

Average number of common shares
outstanding :
Basic	13,062	13,034
Diluted	13,192	13,154

Dividends per common share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	Three Months Ended
	February 28,
	2006	2005
Cash Flows From Operating Activities :
Net income	$ 290	$ 607
Adjustments to reconcile net income to
net cash provided by ( used in ) operating activities :
Depreciation	836	878
Amortization	196	102
Deferred income taxes	47	102
Equity-based compensation	52	-
Asset impairment loss	200	-
Changes in assets and liabilities, excluding
effects of business acquisitions:
Accounts receivable	(1,932)	758
Inventories	(728)	(167)
Prepaid expenses and other assets	(4,518)	(520)
Accounts payable and accrued expenses	(496)	(1,375)
Net cash provided by ( used in ) operating activities	(6,053)	385

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(2,430)	(313)
Payment for acquired businesses, net of cash received	-	(10,655)
Net cash used in investing activities	(2,430)	(10,968)

Cash Flows From Financing Activities :
Proceeds from short-term borrowings	2,000	-
Repayment of long-term debt	(60)	(59)
Net proceeds from issuance of common stock	-	76
Net cash provided by financing activities	1,940	17

Effect of exchange rate changes on cash	(5)	(1)

Net decrease in cash and cash equivalents	(6,548)	(10,567)

Cash and cash equivalents, beginning of period	8,386	17.535

Cash and cash equivalents, end of period	$ 1,838	$ 6,968

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 28, 2006

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

The income tax rates utilized for interim financial statement purposes for the three month periods ended February 28, 2006 and 2005 are based on estimates of income and other pertinent tax matters for the entire year.

The balance sheet at November 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2005.

Note 2 - Nature of Operations

The Company designs and manufactures control products and systems for the electronics industry, and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, and microwave products which are used to condition, regulate, transmit, receive, or govern electronic performance. In addition, the Company has recently added a line of sensor products. Although its products are used in many industries worldwide, the Company's largest markets are military/aerospace and telecommunications equipment.

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

Note 4 - Equity - Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced that it would provide a phased-in implementation process for SFAS No. 123R. As a result of this phased-in process, the provisions of SFAS No. 123R must be adopted by most public entities no later than the beginning of the first fiscal year commencing after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date; to awards modified, repurchased, or cancelled after that date; and all nonvested options outstanding as of the effective date.

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized from the effective date on the portion of outstanding awards for which the requisite service has not yet been rendered. The compensation cost for these awards is determined based on their grant date fair value previously calculated for pro forma disclosures under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148").

For the three month period ended February 28, 2006, total equity-based compensation expense of $52,000 was included in general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $44,000 or less than $0.01 per share. These amounts all relate to stock options previously granted under the Company's two stock option plans.

Prior to adopting SFAS No. 123R on December 1, 2005, the Company's equity-based employee compensation expense was accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no equity-based compensation expense was recognized in the Company's financial statements for the period ended February 28, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to equity-based employee compensation for the period ended February 28, 2005 (in thousands, except per share data):

For the three months ended February 28, 2005
Net income, as reported	$ 607

Less: Equity-based employee compensation expense determined under fair value method, net of related tax effects	134

Pro forma net income	$ 473

Earnings per common share:

Basic, as reported	$ 0.05
Basic, pro forma	$ 0.04

Diluted, as reported	$ 0.05
Diluted, pro forma	$ 0.04

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, the Company may issue non-qualified options or incentive stock options. Option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At February 28, 2006, options to purchase 988,617 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the period ended February 28, 2006 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding - November 30, 2005	1,721,951	$5.05 - 10.06	$6.87	$11,834,000
Granted during the period	-	-	-	-
Exercised during the period	-	-	-	-
Forfeitures and expirations	(154,350)	5.25 - 10.06	9.12	(1,408,000)
Outstanding - February 28, 2006	1,567,601	$5.05 - 8.68	$6.65	$10,426,000

Exercisable - February 28, 2006	409,429	$5.05 - 8.68	$6.14	$2,513,000

The following table summarizes significant ranges of outstanding and exercisable stock options at February 28, 2006:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$5.05 - 6.00	433,601	251,363
6.01 - 8.00	899,000	107,733
8.01 - 8.68	235,000	50,333

The fair value of each option granted under the Company's stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model. In 2005, the weighted average fair value of options granted was $1.55 per share, based upon the following weighted average assumptions: expected volatility of 20.00%; risk free interest rate of 2.46%; expected dividend yield of 0.00%; and expected option life of five years. In 2006, no options have been granted under the Company's stock option plans.

At February 28, 2006, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options is expected to be recognized as follows (in thousands):

2006	$157,000
2007	29,000
2008	1,000
$ 187,000

Note 5 - Inventories Inventories by major classification are as follows (in thousands):

	February 28,	November 30,
	2006	2005

Finished goods	$ 2,260	$ 2,417
Work - in - process	5,264	4,974
Raw materials	11,041	10,441
	$ 18,565	$ 17,832

Inventories are presented net of aggregate inventory reserves of $2,555,000 at February 28, 2006 and $2,510,000 at November 30, 2005.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	February 28,	November 30,
	2006	2005

Land and improvements	$ 1,531	$ 1,730
Buildings and improvements	13,495	9,595
Machinery and equipment	27,306	25,882
	42,332	37,207
Less accumulated depreciation	22,565	21,723
	$ 19,767	$ 15,484

In fiscal year 2005, the Company's ceramic manufacturing facility in New Orleans, Louisiana, was severely damaged by Hurricane Katrina. As a result, the Company recorded a net asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected insurance proceeds), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, the Company sold the land and building at a net selling price of $250,000. Accordingly, for the three month period ended February 28, 2006, the Company reduced the carrying value of the land and building to $250,000 and recorded an additional asset impairment loss of $200,000. This asset impairment loss has been included in the Company's general and administrative expense for the three month period ended February 28, 2006.

Note 7 - Goodwill Changes in the carrying amount of goodwill for the periods ended February 28, 2006 and 2005, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended
	February 28,
	2006	2005

Goodwill, beginning of period	$ 28,361	$ 22,019

Goodwill acquired	371	4,273
Goodwill impairment losses	-	-

Goodwill, end of period	$ 28,732	$ 26,292

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

Three Months Ended February 28, 2006

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,559

Goodwill acquired	-	-	371
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 1,930

Three Months Ended February 28, 2005

Goodwill, beginning of period	$ 14,243	$ 7,776	$ -

Goodwill acquired	-	4,273	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,049	$ -

On October 31, 2005, the Company acquired all of the outstanding common stock of JDK Controls, Inc. ("JDK") at an aggregate cash purchase price of $4,110,000. In the first quarter of fiscal 2006, the Company finalized the allocation of this purchase price to the assets acquired and liabilities assumed. As a result of this final allocation, additional goodwill of $371,000 was recorded along with a deferred income tax liability in the same amount.

Note 8 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	February 28,	November 30,
	2006	2005
Amortizable assets:
Customer-related intangibles	$ 4,816	$ 4,816
Patents and patent rights	353	353
Debt issuance costs	205	205
	5,374	5,374
Less accumulated amortization	1,255	1,060
	4,119	4,314
Other assets:
Prepaid environmental liability insurance (see Note 11)	4,084	-
Deferred charges	83	144
	4,167	144

Other noncurrent assets	$ 8,286	$ 4,458

For the three month periods ended February 28, 2006 and 2005, amortization of intangible assets was $196,000 and $102,000, respectively. For each of the five fiscal years ending November 30, 2010, amortization expense is expected to be as follows (in thousands):

2006	$776
2007	732
2008	522
2009	410
2010	407

Note 9 - Short-Term Debt Short-term debt consists of the following (in thousands):

	February 28, 2006	November 30, 2005

Notes payable - domestic line of credit (1)	$ 2,000	$ -

Notes payable - foreign line of credit (2)	-	-

	$ 2,000	$ -

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended February 28, 2006, weighted average borrowings under the revolving line of credit amounted to $522,000, with an average interest rate of 5.51%, and maximum month-end borrowings of $2,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2006, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,190,000 (Euro 1,000,000). During the three month periods ended February 28, 2006 and 2005, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):

	February 28, 2006	November 30, 2005

Accrued salaries and wages	$ 1,994	$ 2,589
Accrued environmental remediation costs	927	-
Accrued interest	32	52
Accrued other expenses	434	272

	$ 3,387	$ 2,913

Note 11 - Other Liabilities Other liabilities consist of the following (in thousands):

	February 28, 2006	November 30, 2005

Accrued environmental remediation costs	$ 2,888	$ -
Less current portion	927	-

	$ 1,961	$ -

On December 30, 2005, the Company acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America ("Murata"), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. The acquired facilities will become the design and manufacturing center for the Company's ceramic operations, replacing the ceramic operations previously conducted by the Company in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, the Company entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) the Company agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the Company's costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) the Company purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4,623,000. The cost of the insurance will be charged to expense on a pro rata basis over the 10 year policy term.

Based upon estimates prepared by the Company's environmental consultants, a liability of $2,888,000 has been recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. These aggregate undiscounted expenditures, which are anticipated to be incurred over the next 10 years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred will be recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable.

Based on the current remediation plan developed by the Company's environmental consultants, $927,000 of the total remediation costs are expected to be incurred during the next twelve months.

Note 12 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At February 28, 2006 and 2005, the Company had no forward contracts outstanding.

Note 13 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28,
	2006	2005
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 290	$ 607

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,062	13,034

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,062	13,034

Effect of dilutive stock options	130	120
	13,192	13,154
Earnings per common share:

Basic	$ 0.02	$ 0.05
Diluted	$ 0.02	$ 0.05

Options to purchase 637,900 shares of Common Stock, at a weighted average exercise price of $7.89 per share, were outstanding at February 28, 2006, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At February 28, 2005, options to purchase 625,200 shares of Common Stock, at a weighted average exercise price of $8.68 per share, were similarly excluded.

Note 14 - Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	February 28,
	2006	2005
Net income	$ 290	$ 607

Foreign currency translation adjustments	24	68

Comprehensive income	$ 314	$ 675

The components of accumulated other comprehensive loss are as follows (in thousands):
	February 28,	November 30,
	2006	2005

Foreign currency translation adjustments	$ (104)	$ (128)

Note 15 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	February 28,
	2006	2005
Cash paid during the period for:
Interest	$ 61	$ 55
Income taxes	-	47
Liabilities assumed in connection
with purchase of property	2,888	-

Note 16 - Reportable Operating Segments

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

The Company's current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company's Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures potentiometers and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income or loss before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's general and administrative expenses, and nonoperating expenses are not allocated to the Company's reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income or loss.

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. Reportable segment information for the periods ended February 28, 2006 and 2005 is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and. Systems	Power Management Systems	Sensors and Controls
Three Months Ended February 28, 2006

Revenue from unaffiliated customers	$ 11,408	$ 10,485	$ 1,920	$ 1,747
Segment income (loss)	(134)	1,977	642	99

2005

Revenue from unaffiliated customers	12,241	7,543	1,358	-
Segment income	903	798	410	-

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 28, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	February 28,
	2006	2005
Total income for reportable segments	$ 2,584	$ 2,111
Unallocated amounts:
General and administrative expense	(2,256)	(1,145)
Interest expense	(41)	(38)
Other income and expense net	182	71
Consolidated income before provision for income taxes	$ 469	$ 999

Note 17 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position or results of operations.

Note 18 - Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that these items be recognized as current period charges. The Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

The Company's adoption of SFAS No. 151 and SFAS No. 153 did not have a material impact on its financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of SFAS No. 154 are generally effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). Among other changes, SFAS No. 155 eliminates the exemption from applying FASB Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

The Company does not expect the adoption of SFAS No.154 and SFAS No. 155 to have a material impact on its financial position or results of operations.

Top of Report

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2005. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Company Profile

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are military/aerospace and telecommunications equipment which represented 42.0% and 39.0%, respectively, of our fiscal 2005 sales. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, secure communications, simulation equipment, and avionic upgrades. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures ceramic resonators and bandpass filters, ceramic patch antennas, duplexers, lumped element filters, cavity filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures circuit breaker panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures potentiometers and related assemblies.

Acquisition

On October 31, 2005, we acquired all of the outstanding common stock of JDK Controls, Inc. ("JDK"). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic potentiometers and assemblies. JDK's products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls. The aggregate cash purchase price for JDK was $4.1 million.

On February 11, 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. ("Amplifonix"). Amplifonix, based in Philadelphia, Pennsylvania, designs and manufactures microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar and defense systems. The aggregate cash purchase price for Amplifonix was $10.4 million.

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, JDK and Amplifonix net sales of $1.7 million and $3.0 million, respectively, have been included in our consolidated net sales for the three month period ended February 28, 2006. Amplifonix net sales included in our consolidated financial statements amounted to $802,000 for the three month period ended February 28, 2005. For operating segment purposes, JDK is reported within our newly created Sensors and Controls business segment, while Amplifonix is included in our Microwave Components and Systems segment.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our expected ability to resume manufacturing of ceramic capacitors, (2) our belief as to future market conditions and operating margins, (3) our anticipated capital expenditures, and (4) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the first quarter of fiscal 2006, our sales increased by $4.4 million or 20.9% from the same period last year. Sales of our microwave products grew by $2.9 million, of which $2.2 million reflects the impact of our Amplifonix acquisition. Demand for our microwave products in military/aerospace applications remains particularly strong. Sales of our power management systems increased by $562,000 in the current quarter, as these advanced systems continue to gain market share and recognition. Sales in the current quarter also include $1.7 million for sensor and control products, arising from our recent acquisition of JDK. Sales of our signal and power integrity products were down $833,000 from a year ago, primarily caused by ceramic capacitor supply shortages.

In the first quarter of 2006, our gross margin was 20.4% of sales compared to 23.3% for the same quarter last year. The decrease in gross margin percentage primarily reflects higher material costs from purchasing ceramic components from third party suppliers. Since late August of 2005, when Hurricane Katrina severely damaged our ceramic manufacturing plant in New Orleans, Louisiana, we have been purchasing certain ceramic capacitors from outside vendors. In December 2005, we acquired a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans. We currently expect full production in the new facility to commence during the third quarter of fiscal 2006. Until full production is achieved, we will continue to purchase certain ceramic capacitors from third party suppliers. In the current quarter, with higher ceramic material costs negatively impacting our margins, we generated net income of $290,000 or two cents per share, versus $607,000 or five cents per share for the comparable quarter of 2005.

Net cash used in operating activities amounted to $6.1 million during the first three months of fiscal 2006, compared to $385,000 of net operating cash generated for the same period a year ago. With sales volume and production requirements increasing late in the current quarter, accounts receivable and inventories increased in 2006 by $1.9 million and $728,000, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.6 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our newly acquired State College facility.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 2006 and 2005 (in thousands):

	Three Months Ended
	February 28,
	2006	2005

Net sales	100.0%	100.0%
Cost of products sold	79.6	76.7
Gross margin	20.4	23.3
Selling, general and administrative expense	19.1	18.7
Income from operations	1.3	4.6
Other income (expense)
Interest expense	(0.2)	(0.2)
Other income and expense, net	0.7	0.3
Income before provision for income taxes	1.8	4.7
Provision for income taxes	0.7	1.8
Net income	1.1%	2.9%

The following table sets forth the Company's net sales by reportable operating segments for the three months ended February 28, 2006 and 2005 (in thousands):

	Three Months Ended
	February 28,
	2006	2005

Signal and Power Integrity Components	$ 11,408	$ 12,241
Microwave Components and Systems	10,485	7,543
Power Management Systems	1,920	1,358
Sensors and Controls	1,747	-
	$ 25,560	$ 21,142

First Quarter 2006 Versus First Quarter 2005

Net Sales

Our net sales increased by $4.4 million during the period, with consolidated net sales of $25.5 million in the first quarter of fiscal 2006 and $21.1 million in the comparable quarter of 2005. This increase primarily reflects additional shipment volume for our microwave components and systems. Sales for this business segment were $10.4 million in the current quarter, up $2.9 million from the same period last year. Of this $2.9 million increase, $2.2 million reflects the impact of our Amplifonix acquisition. Although our microwave components and systems are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Sales of our power management systems were $1.9 million during the first quarter of 2006, an increase of $562,000 from the first quarter of 2005. These advanced systems are used in various infrastructure equipment including wireless base stations, optical networks, IT hubs, data centers, and certain military applications. Since our introduction of these products a few years ago, we continue to gain customer recognition and market share. Sales of sensors and controls amounted to $1.7 million in the current quarter, reflecting our recent acquisition of JDK.

Sales of our signal and power integrity products were down $833,000 from a year ago. This decrease principally reflects delayed shipments of our EMI filter products because of the unavailability of required ceramic capacitor components. Since late August of 2005, when Hurricane Katrina severely damaged our ceramic manufacturing plant in New Orleans, Louisiana, we have had to purchase certain ceramic capacitors from third party suppliers. Despite the cooperation and efforts of these ceramic subcontractors, we have experienced certain delays in meeting our ceramic capacitor needs. In December 2005, we acquired a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans. We currently expect full production in the new facility to commence during the third quarter of fiscal 2006. Until full production is achieved, we will continue to purchase certain ceramic capacitors from third party suppliers. Delivery delays by these outside suppliers could have a negative impact on our signal integrity components business during the second quarter of fiscal 2006.

Total customer orders received in the first quarter of fiscal 2006 amounted to $28.7 million, up $6.9 million or 32.2% from the comparable period of 2005. At February 28, 2006, our sales order backlog was $50.3 million, compared to $47.2 million at November 30, 2005.

Overall, average selling prices remained relatively stable throughout all of our product lines.

Gross Margin

In the first quarter of 2006, gross margin was $5.2 million or 20.4% of sales compared to $4.9 million or 23.3% of sales for the same quarter last year. The decrease in gross margin, as a percentage of sales, principally reflects higher material costs from procuring ceramic components from third party suppliers. Total material costs amounted to $7.7 million or 30.2% of sales in the first quarter of 2006, compared to $5.9 million or 27.8% of sales for the same period last year. Until significant production levels are achieved at our new State College ceramic manufacturing facility, we expect material costs to continue to exceed historical levels. During the second quarter of fiscal 2006, price increases by our ceramic subcontractors could also have a negative impact on the gross margin of our signal integrity components business. As a percentage of sales, labor and manufacturing overhead costs remained relatively stable throughout the period. In the first three months of fiscal 2006, labor costs were $2.9 million or 11.4% of sales, compared to $2.3 million or 11.2% of sales a year ago. Aggregate manufacturing overhead costs were $9.7 million or 38.0% of sales in 2006, versus $8.0 million or 37.7% of sales in 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense was $4.9 million or 19.1% of sales in the first quarter of fiscal 2006 compared to $4.0 million or 18.7% of sales for the first quarter last year. This increase of $935,000 reflects additional general and administrative expense, including the following: (1) An asset impairment loss of $200,000 for the writedown of our former ceramic manufacturing facility in New Orleans to its current fair value, (2) $178,000 of expenses associated with the final clean-up of our New Orleans facility from the damage inflicted by Hurricane Katrina, (3) $77,000 of current period environmental liability insurance expense associated with our newly acquired State College facility, and (4) $52,000 of equity-based compensation expense from our adoption of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment". The balance of the 2006 increase in general and administrative expense reflects additional expenditures for professional services associated with our compliance with the Sarbanes-Oxley Act of 2002, and other expenses related to our increased business levels.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $114,000 in the first quarter of fiscal 2006 upon the granting of PML technology licenses. Although these licenses, as well as other licenses previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have. No license fees or royalties were received in the first quarter of 2005.

Interest income of $59,000 in 2006 and $71,000 in 2005 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 38.2% in 2006 and 39.2% in 2005, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

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

Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. We also provide various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades. In fiscal 2005, military/aerospace sales were approximately 42.0% of our consolidated sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. Accordingly, there can be no assurance that sales to such customers will not decrease in the future. In addition, our results of operations may be negatively affected in the future by a variety of other factors including: time delays and cost overages in commencing ceramic capacitor manufacturing at our new State College facilities; cost increases and delivery delays for ceramic capacitors purchased from third party suppliers; changes in the availability of other raw materials; competitive pricing pressures; new technologies which decrease the demand for our products; new product offerings by our competitors; product cost changes; changes in the overall economic climate; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; and changes in product mix

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At February 28, 2006, $2.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At February 28, 2006, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At February 28, 2006, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At February 28, 2006, we had net working capital of $33.7 million, compared to $39.5 million at November 30, 2005. At February 28, 2006, current assets were 3.66 times current liabilities, compared to 4.86 at the end of fiscal 2005. The reduction in our working capital and current ratio principally reflects the cash requirements associated with the acquisition of land, building and equipment in connection with our new ceramic manufacturing facility in State College, Pennsylvania. As a result of this activity, our total capital expenditures amounted to $2.4 million in the first quarter of fiscal 2006 and our other noncurrent assets increased by $4.1 million. At February 28, 2006, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2006, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of February 28, 2006, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$ 1,656	$ 230	$ 295	$ 100	$ 487	$ 65	$ 479
Operating leases	3,988	914	1,025	762	753	534	-

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

Net cash used in operating activities amounted to $6.1 million during the first three months of fiscal 2006, compared to $385,000 of net operating cash generated for the same period a year ago. With sales volume and production requirements increasing late in the current quarter, accounts receivable and inventories increased in 2006 by $1.9 million and $728,000, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.6 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our newly acquired State College facility.

At February 28, 2006, the aggregate carrying value of goodwill was $28.7 million or 27.9% of our total assets and 35.2% of our total stockholders' equity. This amount includes approximately $6.3 million of goodwill recognized in connection with our acquisitions of JDK and Amplifonix. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no goodwill impairment losses need be recognized in either of the periods presented herein.

Environmental Matters

On December 30, 2005, we acquired certain land and ceramic manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America ("Murata"), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4.6 million. The cost of the insurance will be charged to expense on a pro rata basis over the 10 year policy term.

Based upon estimates prepared by our environmental consultants, we have recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. These aggregate undiscounted expenditures, which are anticipated to be incurred over the next 10 years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred will be recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable.

Based on the current remediation plan developed by our environmental consultants, $927,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 28, 2006, our allowance for doubtful accounts was $1.1 million, or 5.9% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2006. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2006, we had recorded inventory reserves in the aggregate amount of $2.6 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. Other than certain losses associated with Hurricane Katrina, no impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the telecommunications equipment industry will continue to improve. If long-term market conditions do not improve, our long-lived assets may become materially impaired.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that these items be recognized as current period charges. The Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Our adoption of SFAS No. 151 and SFAS No. 153 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of SFAS No. 154 are generally effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005..

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). Among other changes, SFAS No. 155 eliminates the exemption from applying FASB Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

We do not expect the adoption of SFAS No.154 and SFAS No. 155 to have a material impact on our financial position or results of operations.

Top of Report

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 28, 2006, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 28, 2006, no interest rate swap agreements were outstanding.

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

    (b)  Change in Internal Controls

    There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended February 28, 2006, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

On January 3, 2006, the Company filed a press release announcing it had purchased certain land and manufacturing facilities in State College, Pennsylvania.

On January 12, 2006, the Company filed a press release announcing its financial results for the fourth quarter and fiscal year ended November 30, 2005.

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM CONTROL, INC. (Registrant)

Date: March 27, 2006	By: /s/ John P. Freeman
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

Date: March 27, 2006

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

Date: March 27, 2006

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
Securities and Exchange Commission 450 Fifth Street, NW Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i) this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended February 28, 2006, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and
(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 27th day of March 2006.

/s/ RICHARD A. SOUTHWORTH	/s/ JOHN P. FREEMAN
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report