Form 10-Q
period 2006-05-31
SPECTRUM CONTROL INC
filed 2006-06-30
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2006	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2006
Common, no par value	13,127,967

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$ 1,675	$ 8,386
Accounts receivable, less allowances of $ 1,172
in 2006 and $ 1,032 in 2005	21,490	16,188
Insurance recovery receivable	4,000	5,000
Inventories	19,266	17,832
Deferred income taxes	1,621	1,621
Prepaid expenses and other current assets	2,540	672
Total current assets	50,592	49,699

Property, plant and equipment, net	21,552	15,484

Other assets
Goodwill	28,732	28,361
Other noncurrent assets	8,076	4,458
Total other assets	36,808	32,819

Total assets	$ 108,952	$ 98,002

Liabilities And Stockholders' Equity
Current liabilities
Short-term debt	$ 5,000	$ -
Accounts payable	6,914	6,760
Income taxes payable	276	266
Accrued liabilities	3,843	2,913
Current portion of long-term debt	290	290
Total current liabilities	16,323	10,229

Long-term debt	1,156	1,426
Other liabilities	1,851	-
Deferred income taxes	5,677	4,986

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,127,967 shares
in 2006 and 13,737,818 in 2005	44,762	44,376
Retained earnings	42,760	40,741
Treasury stock, 676,000 shares in 2006
and 2005, at cost	(3,628)	(3,628)
Accumulated other comprehensive income (loss)	51	(128)
Total stockholders' equity	83,945	81,361

Total liabilities and stockholders' equity	$ 108,952	$ 98,002

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands, Except Per Share Data )
	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Net sales	$ 31,884	$ 25,882	$ 57,444	$ 47,024

Cost of products sold	24,074	19,340	44,414	35,559

Gross margin	7,810	6,542	13,030	11,465

Selling, general and
administrative expense	4,961	4,442	9,853	8,399

Income from operations	2,849	2,100	3,177	3,066

Other income ( expense ) :
Interest expense	(98)	(38)	(139)	(76)
Other income and expense, net	(2)	111	180	182
	(100)	73	41	106

Income before provision for
income taxes	2,749	2,173	3,218	3,172

Provision for income taxes	1,020	851	1,199	1,243

Net income	$ 1,729	$ 1,322	$ 2,019	$ 1,929

Earnings per common share :
Basic	$ 0.13	$ 0.10	$ 0.15	$ 0.15
Diluted	$ 0.13	$ 0.10	$ 0.15	$ 0.15

Average number of common shares
outstanding :
Basic	13,093	13,059	13,078	13,047
Diluted	13,341	13,161	13,267	13,158

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Six Months Ended
	May 31,
	2006	2005
Cash Flows From Operating Activities :
Net income	$ 2,019	$ 1,929
Adjustments to reconcile net income to
net cash provided by ( used in ) operating activities :
Depreciation	1,690	1,739
Amortization	390	232
Deferred income taxes	320	412
Equity-based compensation	104	-
Asset impairment loss	200	-
Non-cash insurance recoveries	(110)	-
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(5,085)	(950)
Inventories	(1,398)	(695)
Prepaid expenses and other assets	(4,867)	(309)
Accounts payable and accrued expenses	160	1,218
Net cash provided by ( used in ) operating activities	(6,577)	1,140

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(5,309)	(965)
Proceeds from sale of property, plant and equipment	236	-
Payment for acquired businesses, net of cash received	-	(10,835)
Net cash used in investing activities	(5,073)	(11,800)

Cash Flows From Financing Activities :
Net proceeds from short-term borrowings:	5,000	-
Repayment of long-term debt	(270)	(370)
Net proceeds from issuance of common stock	282	167
Net cash provided by ( used in ) financing activities	5,012	(203)

Effect of exchange rate changes on cash	(73)	(2)

Net decrease in cash and cash equivalents	(6,711)	(10,865)

Cash and cash equivalents, beginning of period	8,386	17,535

Cash and cash equivalents, end of period	$ 1,675	$ 6,670

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 31, 2006
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

The income tax rates utilized for interim financial statement purposes for the periods ended May 31, 2006 and 2005 are based on estimates of income and other pertinent tax matters for the entire year.

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

For the three and six month periods ended May 31, 2006, total equity-based compensation expense of $52,000 and $104,000, respectively, was included in general and administrative expense and deducted in arriving at income before income taxes. As a result, net income was reduced by $44,000 or less than $0.01 per share for the three month period ended May 31, 2006, and $87,000 or $0.01 per share for the six month period ended May 31, 2006. These amounts all relate to stock options previously granted under the Company's two stock option plans.

Prior to adopting SFAS No. 123R on December 1, 2005, the Company's equity-based employee compensation expense was accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no equity-based compensation expense was recognized in the Company's financial statements for the periods ended May 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to equity-based employee compensation for the periods ended May 31, 2005 (in thousands, except per share data):

	For the three months ended May 31, 2005	For the six months ended May 31, 2005

Net income, as reported	$ 1,322	$ 1,929

Less: Equity-based employee compensation expense determined under fair value method, net of related tax effects	143	277

Pro forma net income	$ 1,179	$ 1,652

Earnings per common share:

Basic, as reported	$ 0.10	$ 0.15
Basic, pro forma	0.09	0.13

Diluted, as reported	0.10	0.15
Diluted, pro forma	0.09	0.13

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, the Company may issue non-qualified options or incentive stock options. Option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At May 31, 2006, options to purchase 988,917 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the six month period ended May 31, 2006 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weighted Average	Aggregate

Outstanding - November 30, 2005	1,721,951	$ 5.05 - 10.06	$ 6.87	$ 11,834,000
Granted during the period	-	-	-	-
Exercised during the period	(115,667)	5.05 - 7.00	6.06	(700,000)
Forfeitures and expirations	(154,650)	5.25 - 10.06	9.12	(1,410,000)
Outstanding - May 31, 2006	1,451,634	$ 5.05 - 8.68	$ 6.70	$ 9,724,000

Exercisable - May 31, 2006	453,434	$ 5.05 - 8.68	$ 6.17	$ 2,797,000

The following table summarizes significant ranges of outstanding and exercisable stock options at May 31, 2006:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$5.05 - 6.00	372,634	298,368
6.01 - 8.00	844,000	76,733
8.01 - 8.68	235,000	78,333

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

At May 31, 2006, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options is expected to be recognized as follows (in thousands):

2006	$ 105,000
2007	29,000
2008	1,000
$ 135,000

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	May 31,	November 30,
	2006	2005

Finished goods	$ 2,300	$ 2,417
Work-in-process	5,167	4,974
Raw materials	11,799	10,441
	$19,266	$17,832

Inventories are presented net of aggregate inventory reserves of $2,820,000 at May 31, 2006 and $2,510,000 at November 30, 2005.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	May 31,	November 30,
	2006	2005

Land and improvements	$ 1,295	$ 1,730
Buildings and improvements	14,602	9,595
Machinery and equipment	29,082	25,882
	44,979	37,207
Less accumulated depreciation	23,427	21,723
	$21,552	$15,484

In fiscal year 2005, the Company's ceramic manufacturing facility in New Orleans, Louisiana, was severely damaged by Hurricane Katrina. As a result, the Company recorded a net asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected insurance proceeds), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, the Company sold the land and building at a selling price of $250,000. Accordingly, in the first quarter of fiscal 2006, the Company reduced the carrying value of the land and building to $250,000 and recorded an additional asset impairment loss of $200,000. This asset impairment loss has been included in the Company's general and administrative expense for the six month period ended May 31, 2006.

Note 7 - Goodwill

Changes in the carrying amount of goodwill for the periods ended May 31, 2006 and 2005, in total and for each reportable segment, are summarized as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Goodwill, beginning of period	$ 28,732	$ 26,292	$ 28,361	$ 22,019

Goodwill acquired	-	410	371	4,683
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 28,732	$ 26,702	$ 28,732	$ 26,702

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

Three Months Ended May 31,
2006
Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,930

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 1,930

2005

Goodwill, beginning of period	$ 14,243	$ 12,049	$ -

Goodwill acquired	-	410	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,459	$ -

Six Months Ended May 31
2006
Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,559

Goodwill acquired	-	-	371
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 1,930

2005

Goodwill, beginning of period	$ 14,243	$ 7,776	$ -

Goodwill acquired	-	4,683	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,459	$ -

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

Note 8 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	May 31,	November 30,
	2006	2005
Amortizable assets:
Customer-related intangibles	$ 4,816	$ 4,816
Patents and patent rights	364	353
Debt issuance costs	205	205
	5,385	5,374
Less accumulated amortization	1,451	1,060
	3,934	4,314
Other assets:
Prepaid environmental libability insurance (see Note 11)	3,968	-
Deferred charges	174	144
	4,142	144

Other noncurrent assets	$ 8,076	$ 4,458

For the three month periods ended May 31, 2006 and 2005, amortization of intangible assets was $194,000 and $130,000, respectively. For the six month periods ended May 31, 2006 and 2005, amortization of intangible assets was $390,000 and $232,000, respectively. For each of the five fiscal years ending November 30, 2010, amortization expense is expected to be as follows (in thousands):

2006	$ 776
2007	732
2008	522
2009	410
2010	407

Note 9 - Short-Term Debt Short-term debt consists of the following (in thousands):
	May 31, 2006	November 30, 2005

Notes payable - domestic line of credit (1)	$ 5,000	$ -

Notes payable - foreign line of credit (2)	-	-

	$ 5,000	$ -

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended May 31, 2006, weighted average borrowings under the revolving line of credit amounted to $4,141,000, with an average interest rate of 5.98%, and maximum month-end borrowings of $5,000,000. During the six month period ended May 31, 2006, weighted average borrowings amounted to $2,352,000, with an average interest rate of 5.88%, and maximum month-end borrowings of $5,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2006, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,281,000 (Euro 1,000,000). During the periods ended May 31, 2006 and 2005, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	May 31, 2006	November 30, 2005

Accrued salaries and wages	$ 2,294	$ 2,589
Accrued environmental remediation costs	927	-
Accrued interest	94	52
Accrued other expenses	528	272

	$3,843	$2,913

Note 11 - Other Liabilities Other liabilities consist of the following (in thousands):
	May 31, 2006	November 30, 2005

Accrued environmental remediation costs	$ 2,778	$ -
Less current portion	927	-

	$ 1,851	$ -

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

Based upon estimates prepared by the Company's environmental consultants, a liability of $2,888,000 was recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2006, remediation expenditures of $110,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier and credited to general and administrative expense. The remaining aggregate undiscounted expenditures of $2,778,000, which are anticipated to be incurred over the next 10 years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable.

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

At May 31, 2006 and 2005, the Company had no forward contracts outstanding.

Note 13 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 1,729	$ 1,322	$ 2,019	$ 1,929

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,093	13,059	13,078	13,047

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,093	13,059	13,078	13,047

Effect of dilutive
stock options	248	102	189	111
	13,341	13,161	13,267	13,158

Earnings per common share:

Basic	$ 0.13	$ 0.10	$ 0.15	$ 0.15
Diluted	$ 0.13	$ 0.10	$ 0.15	$ 0.15

Options to purchase 235,000 shares of Common Stock, at a weighted average exercise price of $8.67 per share, were outstanding at May 31, 2006, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. At May 31, 2005, options to purchase 746,050 shares of Common Stock, at a weighted average exercise price of $8.24 per share, were similarly excluded.

Note 14 - Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net income	$ 1,729	$ 1,322	$ 2,019	$ 1,929

Foreign currency translation
adjustments	155	(19)	179	49

Comprehensive income	$ 1,884	$ 1,303	$ 2,198	$ 1,978

The components of accumulated other comprehensive income (loss) are as follows (in thousands):
	May 31,	November 30,
	2006	2005

Foreign currency translation adjustments	$ 51	$ (128)

Note 15 - Supplemental Cash Flow Information

	Six Months Ended May 31,
	2006	2005

Cash paid during the period of:
Interest	$ 97	$ 76
Income taxes	1,350	588

Liabilities assumed in connection
with purchase of property	2,888	-

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

The Company's current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company's Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2006 and 2005 is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended May 31:
2006

Revenue from unaffiliated customers	$ 14,964	$ 13,433	$ 1,473	$ 2,014
Segment income	1,508	2,748	347	77

2005

Revenue from unaffiliated customers	13,589	10,159	2,134	-
Segment income	1,496	1,255	748	-

Six Months Ended May 31:
2006

Revenue from unaffiliated customers	26,372	23,918	3,393	3,761
Segment income	1,374	4,725	990	175

2005

Revenue from unaffiliated customers	25,830	17,702	3,492	-
Segment income	2,399	2,053	1,157	-

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Total income for reportable segments	$ 4,680	$ 3,499	$ 7,264	$ 5,609

Unallocated amounts:

General and administrative expense	(1,831)	(1,399)	(4,087)	(2,543)

Interest expense	(98)	(38)	(139)	(76)

Other income and (expense), net	(2)	111	180	182

Consolidated income before
provision for income taxes	$ 2,749	$ 2,173	$ 3,218	$ 3,172

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

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers and related assemblies.

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

For the acquisition of JDK, the purchase price was entirely funded through our available cash reserves. The results of operations of the acquired business have been included in the accompanying financial statements since the acquisition date. Accordingly, our consolidated net sales for the three and six month periods ended May 31, 2006 include JDK net sales of $2.0 million and $3.8 million, respectively. For operating segment purposes, JDK is reported within our newly created Sensors and Controls business segment.

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

Executive Summary

During the second quarter of fiscal 2006, our sales increased by $6.0 million or 23.2% from the same period last year. Sales of our microwave products grew by $3.3 million, as demand for these components and systems in military/aerospace applications remains particularly strong. Sales in the current quarter also include $2.0 million for sensor and control products, arising from our recent acquisition of JDK. Sales of our signal and power integrity products increased by $1.4 million from a year ago. This increase reflects improved overall market conditions throughout the passive electronic components industry, as well as fewer shortages of ceramic components from third party vendors. Sales of our power management systems decreased slightly during the current quarter, as certain telecommunications equipment customers reduced or delayed their shipment requirements.

In the second quarter of 2006, our gross margin was 24.5% of sales compared to 25.3% for the same quarter last year. The decrease in gross margin percentage primarily reflects higher material costs from purchasing ceramic components from third party suppliers. Since late August of 2005, when Hurricane Katrina severely damaged our ceramic manufacturing plant in New Orleans, Louisiana, we have been purchasing certain ceramic capacitors from outside vendors. These ceramic components are an essential element of our signal integrity/EMI filter products. In December 2005, we acquired a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans. We currently expect full production in the new facility to commence during the fourth quarter of this fiscal year. Until full production is achieved, we will continue to purchase ceramic components from third party suppliers. In the current quarter, with greater sales volume being partially offset by higher material costs, we generated net income of $1.7 million or 13 cents per share, versus $1.3 million or 10 cents per share for the comparable quarter of 2005.

Net cash used in operating activities amounted to $6.6 million during the first half of fiscal 2006, compared to $1.1 million of net operating cash generated for the same period a year ago. With sales volume and production requirements increasing late in the current quarter, accounts receivable and inventories increased in the first six months of 2006 by $5.1 million and $1.4 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.6 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our newly acquired State College facility.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and six months ended May 31, 2006 and 2005:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.5	74.7	77.3	75.6
Gross margin	24.5	25.3	22.7	24.4
Selling, general and administrative expense	15.6	17.2	17.2	17.9
Income from operations	8.9	8.1	5.5	6.5
Other income (expense)
Interest expense	(0.3)	(0.1)	(0.2)	(0.2)
Other income and expense, net	-	0.4	0.3	0.4
Income before provision for income taxes	8.6	8.4	5.6	6.7
Provision for income taxes	3.2	3.3	2.1	2.6
Net income	5.4%	5.1%	3.5%	4.1%

The following table sets forth the Company's net sales by reportable operating segments for the three and six months ended May 31, 2006 and 2005 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Signal and Power Integrity Components	$ 14,964	$ 13,589	$ 26,372	$ 25,830
Microwave Components and Systems	13,433	10,159	23,918	17,702
Power Management Systems	1,473	2,134	3,393	3,492
Sensors and Controls	2,014	-	3,761	-
	$ 31,884	$ 25,882	$ 57,444	$ 47,024

Second Quarter 2006 Versus Second Quarter 2005

Net Sales

Our net sales increased by $6.0 million during the period, with consolidated net sales of $31.9 million in the second quarter of fiscal 2006 and $25.9 million in the comparable quarter of 2005. Sales of our microwave components and systems amounted to $13.4 million in the current quarter, an increase of $3.3 million from the same period last year. Although our microwave products are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Sales of our power management systems were $1.5 million during the second quarter of 2006, a decrease of $661,000 from the first quarter of 2005. This decrease primarily reflects reduced shipment requirements for certain telecommunication equipment customers. Sales of our sensors and controls amounted to $2.0 million in the current quarter, reflecting our recent acquisition of JDK.

Sales of our signal and power integrity products were $15.0 million in the second quarter of fiscal 2006, up $1.4 million from the same period a year ago. Since late August of 2005, when Hurricane Katrina severely damaged our ceramic manufacturing plant in New Orleans, Louisiana, we have had to purchase certain ceramic components from third party suppliers. Despite the cooperation and efforts of these ceramic subcontractors, we experienced certain delays in meeting our ceramic capacitor needs in the fourth quarter of 2005 and the first quarter of 2006. In the current quarter, although shortages of certain ceramic components still exist, the overall supply of ceramic components from outside vendors significantly increased. The enhanced availability of these ceramic components, which are an essential element of our EMI filter products, enabled us to attain higher shipment levels for our signal integrity component products. To address our ongoing ceramic components needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility will become the design and manufacturing center for our ceramic operations, replacing the operations previously conducted in New Orleans. We currently expect full production in the new facility to commence during the fourth quarter of this fiscal year. Until full production is achieved, we will continue to purchase certain ceramic capacitors from third party suppliers. Delivery delays by these outside suppliers could have a negative impact on our signal integrity components business during the third quarter of fiscal 2006.

Total customer orders received in the second quarter of fiscal 2006 amounted to $34.2 million, up $7.1 million or 26.2% from the comparable period of 2005. At May 31, 2006, our sales order backlog was $51.3 million, compared to $47.2 million at November 30, 2005.

Overall, average selling prices remained relatively stable throughout all of our product lines.

Gross Margin

In the second quarter of 2006, gross margin was $7.8 million or 24.5% of sales compared to $6.5 million or 25.3% of sales for the same quarter last year. The decrease in gross margin, as a percentage of sales, principally reflects higher material costs from procuring ceramic components from third party suppliers. Total material costs amounted to $9.7 million or 30.4% of sales in the second quarter of 2006, compared to $6.9 million or 26.6% of sales for the same period last year. Until significant production levels are achieved at our new State College ceramic manufacturing facility, we expect material costs to continue to exceed historical levels. During the third quarter of fiscal 2006, price increases by our ceramic subcontractors could also have a negative impact on the gross margin of our signal integrity components business. In the second quarter of fiscal 2006, labor costs were $3.5 million or 10.9% of sales, compared to $2.9 million or 11.2% of sales a year ago. The decrease in labor costs, as a percentage of sales, primarily arose from changes in sales mix. Aggregate manufacturing overhead costs were $10.9 million or 34.2% of sales in 2006, versus $9.5 million or 36.9% of sales in 2005. The decline in manufacturing overhead costs, as a percentage of sales, reflects greater efficiencies from higher sales volume and the leveraging of certain fixed operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense was $5.0 million or 15.6% of sales in the second quarter of fiscal 2006 compared to $4.4 million or 17.2% of sales for the second quarter last year. This increase of $519,000 primarily reflects additional general and administrative expense, including the following: (1) Facility costs and pre-production start-up expenses of $193,000 associated with our new State College facility, and (2) $52,000 of equity-based compensation expense from our adoption of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123 R"). The balance of the 2006 increase in general and administrative expense reflects additional expenditures for professional services associated with our compliance with the Sarbanes-Oxley Act of 2002, and other expenses related to our increased business levels.

Interest Expense

During the current quarter, in order to support the capital requirements associated with the start-up of our new State College facility and the working capital requirements from our increased business activity, we borrowed under our revolving line of credit. In the second quarter of fiscal 2006, interest expense from short-term borrowings amounted to $62,000, with weighted average borrowings of $4.1 million and a weighted average interest rate of 5.98%.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $62,000 in the second quarter of fiscal 2005 upon the granting of PML technology licenses. Although these licenses, as well as other licenses previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have. No license fees or royalties were received in the second quarter of 2006.

Investment income of $8,000 in 2006 and $52,000 in 2005 was realized from temporary cash investments.

Six Months 2006 Versus Six Months 2005

Net Sales

For the first half of fiscal 2006, our net sales increased by $10.4 million or 22.2%, with consolidated sales of $57.4 million in 2006 and $47.0 million in 2005. Of this $10.4 million increase, $3.8 million relates to our recent acquisition of JDK. Sales of our microwave components and systems grew by $6.2 million in the current period, principally reflecting increased shipments for products used in numerous military applications. Sales of our power management systems remained relatively stable throughout the period, with shipments of $3.4 million in 2006 and $3.5 million in 2005. These advanced systems are used in various infrastructure equipment including wireless base stations, optical networks, IT hubs, data centers, and certain military applications. Sales of our signal and power integrity products were $26.4 million in the first six months of fiscal 2006, up $542,000 from the same period last year. During the first half of fiscal 2005, product sales for this business segment were negatively impacted by the overall weak market conditions in the passive electronic components industry. Since the first half of last year, market conditions throughout the industry have demonstrated signs of improvement.

Total customer orders received in the first half of fiscal 2006 amounted to $62.9 million, up $14.1 million or 28.7% from the first half of fiscal 2005.

Gross Margin

For the first six months of fiscal 2006, gross margin was $13.0 million or 22.7% of sales. In the first six months of fiscal 2005, gross margin was $11.5 million or 24.4% of sales. The decrease in grow margin, as a percentage of sales, principally reflects greater material costs from purchasing ceramic components from outside vendors. Total material costs amounted to $17.4 million or 30.3% of sales in the first half of fiscal 2006, compared to $12.8 million of 27.2% of sales for the same period of 2005. As a percentage of sales, labor costs remained stable throughout the period. In the first six months of fiscal 2006, total labor costs were $6.4 million or 11.1% of sales, compared to $5.3 million or 11.1% of sales for the first six months of last fiscal year. Aggregate manufacturing overhead costs were $20.6 million or 35.9% of sales in 2006, versus $17.5 million or 37.3% of sales in 2005. The decrease in manufacturing overhead costs, as a percentage of sales, primarily reflects improved operating efficiencies and the impact of leveraging certain fixed overhead costs over greater sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense was $9.9 million or 17.2% of sales in the first half of fiscal 2006, compared to $8.4 million or 17.9% of sales for the same period last year. This increase of $1.5 million principally reflects additional general and administrative expense, including the following: (1) Pre-production start-up costs and environmental liability insurance expense of $270,000 associated with our newly acquired State College facility, (2) An asset impairment loss of $200,000 for the writedown, to fair value and subsequent sale of our former ceramic manufacturing facility in New Orleans, (3) $178,000 of expenses associated with the final clean-up of our New Orleans facility from the damage inflicted by Hurricane Katrina, and (4) $104,000 of equity-based compensation expense from our adoption of SFAS No. 123 R. The balance of the 2006 increase in general and administrative expense reflects additional expenditures for professional services associated with our compliance with the Sarbanes-Oxley Act of 2002, and other expenses related to our greater business activity.

Interest Expense

During the first half of fiscal 2006, interest expense was $139,000, up $63,000 from the first half of fiscal 2005. This increase primarily reflects our 2006 short-term borrowings. For the first six months of fiscal 2006, interest expense on borrowings under our revolving line of credit amounted to $69,000, with weighted average borrowings of $2.4 million and a weighted average interest rate of 5.88%. For the first six months of fiscal 2005, no borrowings were outstanding under our line of credit.

Income Taxes

Our effective income tax rate was 37.3% in 2006 and 39.2% in 2005, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

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

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At May 31, 2006, $5.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At May 31, 2006, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At May 31, 2006, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At May 31, 2006, we had net working capital of $34.3 million, compared to $39.5 million at November 30, 2005. At May 31, 2006, current assets were 3.10 times current liabilities, compared to 4.86 at the end of fiscal 2005. The reduction in our working capital and current ratio principally reflects the cash requirements associated with the acquisition of land, building and equipment in connection with our new ceramic manufacturing facility in State College, Pennsylvania. As a result of this activity, our total capital expenditures amounted to $5.3 million in the first half of fiscal 2006 and our other noncurrent assets increased by $4.0 million. At May 31, 2006, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first six months of fiscal 2006, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of May 31, 2006, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$ 1,446	$ 20	$ 295	$ 100	$ 487	$ 65	$ 479
Operating leases	3,684	610	1,025	762	753	534	-

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

Net cash used in operating activities amounted to $6.6 million during the first six months of fiscal 2006, compared to $1.1 million of net operating cash generated for the same period a year ago. With sales volume and production requirements increasing late in the current quarter, accounts receivable and inventories increased in 2006 by $5.1 million and $1.4 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.6 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our newly acquired State College facility.

At May 31, 2006, the aggregate carrying value of goodwill was $28.7 million or 26.4% of our total assets and 34.2% of our total stockholders' equity. This amount includes approximately $1.9 million of goodwill recognized in connection with our acquisition of JDK. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no goodwill impairment losses need be recognized in any of the periods presented herein.

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

Based upon estimates prepared by our environmental consultants, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. These aggregate undiscounted expenditures, which are anticipated to be incurred over the next 10 years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred will be recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. As of May 31, 2006, remediation expenditures of $110,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier.

Based on the current remediation plan developed by our environmental consultants, $927,000 of the total remediation costs is expected to be incurred during the next twelve months.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2006, our allowance for doubtful accounts was $1.2 million, or 5.2% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will stabilize or continue to improve throughout fiscal 2006. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2006, we had recorded inventory reserves in the aggregate amount of $2.8 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. Other than certain losses associated with Hurricane Katrina, no impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the telecommunications equipment industry will improve in subsequent years. If long-term market conditions do not improve, our long-lived assets may become materially impaired.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At May 31, 2006, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2006, no interest rate swap agreements were outstanding.

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

(b)  Change in Internal Controls

There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended May 31, 2006, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Part II.  Other Information

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may affect future operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company's most recently filed annual report on Form 10-K. There have been no significant changes in the Company's risk factors since November 30, 2005.

Top of Report

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 3, 2006 at the Bel-Aire Clarion Hotel and Conference Center, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 A.M. All proposals as described in the Company's Proxy Statement dated March 3, 2006 were approved. Below are details of the matters voted upon at the meeting.

Proposal 1 - Election of Directors

Elections were held for three (3) directors to serve until the 2009 Annual Meeting. The results of the votes are as follows:

Name	Votes For	Votes Withheld
J. Thomas Gruenwald	12,317,580	69,726
Melvin Kutchin	12,205,296	182,010
Gerald A. Ryan	12,232,242	155,064

Proposal 2 - Amendment to Stock Option Plan

The 1996 Non-Employee Director Stock Option Plan (the "Plan") was amended by the Board of Directors in September 2005, subject to approval by the shareholders. The only change to the Plan was to authorize the grant to each non-employee Director, effective November 1, 2005, options to purchase 24,000 shares. These options were granted in lieu of the options scheduled to be issued under the Plan in fiscal years 2006 and 2007. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
6,249,883	3,585,361	27,171

Proposal 3 - Appointment of Independent Registered Public Accounting Firm

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending November 30, 2006, subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
11,581,891	19,738	785,677

Top of Report

Item 6. Exhibits and Reports
(a)	Exhibits
Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1).
Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended (31.2)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: June 30, 2006	By: /s/ John P. Freeman
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
Date: June 30, 2006

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
Date: June 30, 2006

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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended May 31, 2006, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 30th day of June 2006.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report