Form 10-Q
period 2006-08-31
SPECTRUM CONTROL INC
filed 2006-10-03
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2006	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2006
Common, no par value	13,179,767

Item 1.  Financial Statements

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$ 1,584	$ 8,386
Accounts receivable, less allowances of $1,268
in 2006 and $1,032 in 2005	25,011	16,188
Insurance recovery receivable	1,500	5,000
Inventories	20,823	17,832
Deferred income taxes	1,621	1,621
Prepaid expenses and other current assets	2,273	672
Total current assets	52,812	49,699

Property, plant and equipment, net	24,336	15,484

Other assets
Goodwill	33,656	28,361
Other noncurrent assets	8,213	4,458
Total other assets	41,869	32,819

Total assets	$ 119,017	$ 98,002

Liabilities and Stockholders' Equity
Current liabilities
Short-term debt	$ 13,000	$ -
Accounts payable	6,512	6,760
Income taxes payable	265	266
Accrued liabilities	3,960	2,913
Current portion of long-term debt	290	290
Total current liabilities	24,027	10,229

Long-term debt	1,147	1,426
Other liabilities	1,748	-
Deferred income taxes	5,970	4,986

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,855,767 shares
in 2006 and 13,737,818 in 2005	45,087	44,376
Retained earnings	44,612	40,741
Treasury stock, 676,000 shares in 2006
and 2005, at cost	(3,628)	(3,628)
Accumulated other comprehensive income (loss)	54	(128)
Total stockholders' equity	86,125	81,361

Total liabilities and stockholders' equity	$ 119,017	$ 98,002

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005

Net sales	$33,232	$25,901	$90,676	$72,925

Cost of products sold	25,749	18,583	70,163	54,142

Gross margin	7,483	7,318	20,513	18,783

Selling, general and
administrative expense	4,420	4,781	14,273	13,180

Income from operations	3,063	2,537	6,240	5,603

Other income ( expense ) :
Interest expense	(166)	(38)	(305)	(114)
Other income and expense, net	30	38	210	220
	(136)	-	(95)	106

Income before provision
for income taxes	2,927	2,537	6,145	5,709

Provision for income taxes	1,075	979	2,274	2,222

Net income	$ 1,852	$ 1,558	$ 3,871	$ 3,487

Earnings per common share :
Basic	$ 0.14	$ 0.12	$ 0.30	$ 0.27
Diluted	$ 0.14	$ 0.12	$ 0.29	$ 0.27

Average number of common shares
outstanding :
Basic	13,159	13,062	13,105	13,052
Diluted	13,513	13,159	13,349	13,158

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Nine Months Ended
	August 31,
	2006	2005
Cash Flows From Operating Activities :
Net income	$ 3,871	$ 3,487
Adjustments to reconcile net income to
net cash provided by (used in) operating activities :
Depreciation	2,530	2,652
Amortization	586	391
Deferred income taxes	613	697
Equity-based compensation	157	-
Asset impairment loss	200	-
Non-cash insurance recoveries	(213)	-
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	(7,302)	(675)
Inventories	(1,782)	(1,072)
Prepaid expenses and other assets	(4,341)	(40)
Accounts payable and accrued expenses	(598)	(1,012)
Net cash provided by (used in) operating activities	(6,279)	4,428

Cash Flows From Investing Activities :
Proceeds from sale of property, plant, equipment	236	-
Insurance proceeds related to property, plant and equipment	2,500	-
Purchase of property, plant and equipment	(7,512)	(1,672)
Payment for acquired businesses, net of cash received	(8,978)	(10,835)
Net cash used in investing activities	(13,754)	(12,507)

Cash Flows From Financing Activities :
Net proceeds from short-term borrowings	13,000	-
Repayment of long-term debt	(279)	(380)
Net proceeds from issuance of common stock	554	167
Net cash provided by (used in) financing activities	13,275	(213)

Effect of exchange rate changes on cash	(44)	(40)

Net decrease in cash and cash equivalents	(6,802)	(8,332)

Cash and cash equivalents, beginning of period	8,386	17,535

Cash and cash equivalents, end of period	$ 1,584	$ 9,203

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2006

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

The income tax rates utilized for interim financial statement purposes for the periods ended August 31, 2006 and 2005 are based on estimates of income and other pertinent tax matters for the entire year.

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

Note 4 - Acquisition

On July 14, 2006, the Company acquired all of the outstanding common stock of Advanced Thermal Products, Inc. ("ATP"). ATP, based in St Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors. ATP's products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, consumer electronics, energy management, food service, and electronic controls market. The acquisition significantly expands the Company's sensors and controls product offerings and capabilities. In addition, the Company believes that its low-cost manufacturing capability and established military sales channels will provide additional revenue opportunities and improved profitability for ATP products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for ATP was approximately $9,478,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by an independent appraisal. For machinery and equipment, fair market values were primarily determined by reference to historical and depreciated costs. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of approximately $77,000, was primarily funded by borrowings under the Company's domestic line of credit.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$ 500
Accounts receivable	1,322
Inventories	1,173
Prepaid expenses and other current assets	47
Land and improvements	50
Buildings and improvements	850
Machinery and equipment	520
Identifiable intangible assets	554
Accounts payable	(331)
Accrued liabilities	(131)
Goodwill	4,924
$ 9,478

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from three to ten years.

The goodwill acquired has been assigned to the Company's Sensors and Controls reportable operating segment. The Company does not expect the acquired goodwill to be amortizable or deductible for tax purposes.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2004 (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005

Net sales	$ 34,273	$ 27,928	$ 95,876	$ 78,803

Net income	1,567	1,730	3,526	3,816

Earnings per common share:
Basic	0.12	0.13	0.27	0.29
Diluted	0.12	0.13	0.26	0.29

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

Note 5 - Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced that it would provide a phased-in implementation process for SFAS No. 123R. As a result of this phased-in process, the provisions of SFAS No. 123R had to be adopted by most public entities no later than the beginning of the first fiscal year commencing after June 15, 2005. SFAS No. 123R applies to all awards granted after the required effective date; to awards modified, repurchased, or cancelled after that date; and all nonvested options outstanding as of the effective date.

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized from the effective date on the portion of outstanding awards for which the requisite service has not yet been rendered. The compensation cost for these awards is determined based on their grant date fair value previously calculated for pro forma disclosures under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

For the three and nine month periods ended August 31, 2006, total equity-based compensation expense of $52,000 and $156,000, respectively, was included in general and administrative expense and deducted in arriving at income before income taxes. As a result, net income was reduced by $43,000 or less than $0.01 per share for the three month period ended August 31, 2006, and $131,000 or $0.01 per share for the nine month period ended August 31, 2006. These amounts all relate to stock options previously granted under the Company's two stock option plans.

Prior to adopting SFAS No. 123R on December 1, 2005, the Company's equity-based employee compensation expense was accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no equity-based compensation expense was recognized in the Company's financial statements for the periods ended August 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to equity-based employee compensation for the periods ended August 31, 2005 (in thousands, except per share data):

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005

Net income, as reported	$ 1,558	$3,487

Less: Equity-based employee compensation expense determined under fair value method, net of related tax effects	607	884

Pro forma net income	$ 951	$ 2,603

Earnings per common share:
Basic, as reported	$ 0.12	$ 0.27
Basic, pro forma	0.07	0.20

Diluted, as reported	$ 0.12	$ 0.27
Diluted, pro forma	0.07	0.20

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, the Company may issue non-qualified options or incentive stock options. Option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At August 31, 2006, options to purchase 992,217 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the nine month period ended August 31, 2006 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weigthed Average	Aggregate

Outstanding - November 30, 2005	1,721,951	$ 5.05 - 10.06	$ 6.87	$ 11,834,000

Granted during the period	-	-	-	-
Exercised during the period	(167,467)	5.05 - 7.00	5.81	(973,000)
Forfeitures and expirations	(157,950)	5.25 - 10.06	9.06	(1,430,000)
Outstanding - August 31, 2006	1,396,534	$ 5.05 - 8.68	$ 6.75	$ 9,431,000

Exercisable - August 31, 2006	401,768	$ 5.05 - 8.68	$ 6.29	$ 2,525,000

The following table summarizes significant ranges of outstanding and exercisable stock options at August 31, 2006:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$ 5.05 - 6.00	320,634	246,435
6.01 - 8.00	840,900	77,000
8.01 - 8.68	235,000	78,333

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

At August 31, 2006, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options is expected to be recognized as follows:

2006	$ 52,000
2007	29,000
2008	1,000
$ 82,000

Note 6 - Inventories Inventories by major classification are as follows (in thousands):
	August 31,	November 30,
	2006	2005

Finished goods	$ 2,370	$ 2,417
Work-in-process	5,657	4,974
Raw materials	12,796	10,441
	$20,823	$17,832

Inventories are presented net of aggregate inventory reserves of $2,643,000 at August 31, 2006 and $2,510,000 at November 30, 2005.

Note 7 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	August 31,	November 30,
	2006	2005

Land and improvements	$ 1,345	$ 1,730
Buildings and improvements	15,928	9,595
Machinery and equipment	31,334	25,882
	48,607	37,207
Less accumulated depreciation	24,271	21,723
	$24,336	$15,484

In fiscal year 2005, the Company's ceramic manufacturing facility in New Orleans, Louisiana, was severely damaged by Hurricane Katrina. As a result, the Company recorded a net asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected insurance proceeds), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, the Company sold the land and building at a selling price of approximately $250,000. Accordingly, in the first quarter of fiscal 2006, the Company reduced the carrying value of the land and building to $250,000 and recorded an additional asset impairment loss of $200,000. This asset impairment loss has been included in the Company's general and administrative expense for the nine month period ended August 31, 2006.

Note 8 - Goodwill

Changes in the carrying amount of goodwill for the periods ended August 31, 2006 and 2005, in total and for each reportable segment, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005

Goodwill, beginning of period	$ 28,732	$ 26,802	$ 28,361	$ 22,019

Goodwill acquired	4,924	-	5,295	4,783
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 33,656	$ 26,802	$ 33,656	$ 26,802

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors And Controls

Three Months Ended August 31, 2006

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,930

Goodwill acquired	-	-	4,924
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 6,854

Three Months Ended August 31, 2005

Goodwill, beginning of period	$ 14,243	$ 12,559	$ -

Goodwill acquired	-	-	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ -

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

Nine Months Ended August 31 2006

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,559

Goodwill acquired	-		5,295
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 6,854

Nine Months Ended August 31 2005

Goodwill, beginning of period	$ 14,243	$ 7,776	$ -

Goodwill acquired	-	4,783	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ -

Based upon the Company's preliminary allocation of its aggregate purchase price for ATP, goodwill of $4,924,000 was recorded in the third quarter of fiscal 2006.

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

Note 9 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	August 31,	November 30,
	2006	2005
Amortizable assets:
Customer-related intangibles	$ 5,370	$ 4,816
Patents and patent rights	367	353
Debt issuance costs	205	205
	5,942	5,374
Less accumulated amortization	1,646	1,060
	4,296	4,314
Other assets:
Prepaid environmental liability insurance (see Note 12)	3,853	-
Deferred charges	64	144
	3,917	144

Other noncurrent assets	$ 8,213	$ 4,458

For the three month periods ended August 31, 2006 and 2005, amortization of intangible assets was $196,000 and $159,000, respectively. For the nine month periods ended August 31, 2006 and 2005, amortization of intangible assets was $586,000 and $391,000, respectively. For each of the five fiscal years ending November 30, 2010, amortization expense is expected to be as follows (in thousands):

2006	$ 806
2007	815
2008	605
2009	478
2010	450

Note 10 - Short-Term Debt Short-term debt consists of the following (in thousands):
	August 31, 2006	November 30, 2005

Notes payable - domestic line of credit (1)	$ 13,000	$ -

Notes payable - foreign line of credit (2)	-	-

	$ 13,000	$ -

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended August 31, 2006, weighted average borrowings under the revolving line of credit amounted to $9,380,000, with an average interest rate of 6.32%, and maximum month-end borrowings of $14,000,000. During the nine month period ended August 31, 2006, weighted average borrowings amounted to $4,712,000, with an average interest rate of 6.15%, and maximum month-end borrowings of $14,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2006, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,277,000 (Euro 1,000,000). During the periods ended August 31, 2006 and 2005, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 11 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	August 31, 2006	November 30, 2005

Accrued salaries and wages	$ 2,577	$ 2,589
Accrued environmental remediation costs	927	-
Accrued interest	129	52
Accrued other expenses	327	272

	$ 3,960	$ 2,913

Note 12 - Other Liabilities Other liabilities consist of the following (in thousands):
	August 31, 2006	November 30, 2005

Accrued environmental remediation costs	$ 2,675	$ -
Less current portion	927	-

	$ 1,748	$ -

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

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, the Company entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) the Company agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the Company's costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) the Company purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4,623,000. The cost of the insurance will be charged to general and administrative expense on a pro rata basis over the 10 year policy term.

Based upon estimates prepared by the Company's environmental consultants, a liability of $2,888,000 was recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2006, remediation expenditures of $213,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2,675,000, which are anticipated to be incurred over the next 10 years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company's general and administrative expenses.

Based on the current remediation plan developed by the Company's environmental consultants, $927,000 of the total remediation costs are expected to be incurred during the next twelve months.

Note 13 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At August 31, 2006 and 2005, the Company had no forward contracts outstanding.

Note 14 - Earnings Per Common Share The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:
	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 1,852	$ 1,558	$ 3,871	$ 3,487

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,159	13,062	13,105	13,052

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,159	13,062	13,105	13,052

Effect of dilutive stock options	354	97	244	106
	13,513	13,159	13,349	13,158
Earnings per common share:

Basic	$ 0.14	$ 0.12	$ 0.30	$ 0.27
Diluted	$ 0.14	$ 0.12	$ 0.29	$ 0.27

Options to purchase 800,750 shares of Common Stock, at a weighted average exercise price of $8.15 per share, were outstanding at August 31, 2005, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 15 - Comprehensive Income (Loss)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income	$ 1,852	$ 1,558	$ 3,871	$ 3,487

Foreign currency translation
adjustments	3	(253)	182	(204)

Comprehensive income	$ 1,855	$ 1,305	$ 4,053	$ 3,283

The components of accumulated other comprehensive income (loss) are as follows (in thousands):
	August 31,	November 30,
	2006	2005

Foreign currency translation adjustments	$ 54	$ (128)

Note 16 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):
	Nine Months Ended August 31,
	2006	2005

Cash paid during the period for:
Interest	$ 228	$ 84
Income taxes	2,070	1,174

Liabilities assumed in connection with:
Purchase of land and buildings	2,888	-
Business acquisitions	462	-

Note 17 - Reportable Operating Segments

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

The Company's current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company's Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended August 31, 2006 and 2005 is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended August 31:
2006

Revenue from unaffiliated customers	$ 15,632	$ 12,732	$ 1,743	$ 3,125
Segment income	1,234	2,575	488	307

2005

Revenue from unaffiliated customers	14,225	9,974	1,702	-
Segment income	1,845	1,733	859	-

Nine Months Ended August 31:
2006

Revenue from unaffiliated customers	$ 42,003	$ 36,650	$ 5,136	$ 6,887
Segment income	2,608	7,300	1,478	482

2005

Revenue from unaffiliated customers	40,055	27,676	5,194	-
Segment income	4,352	3,599	1,774	-

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2006	2005	2006	2005
Total income for reportable
segments	$ 4,604	$ 4,437	$ 11,868	$ 9,725

Unallocated amounts:

General and
administrative expense	(1,541)	(1,900)	(5,628)	(4,122)

Interest expense	(166)	(38)	(305)	(114)

Other income and (expense), net	30	38	210	220

Consolidated income before
provision for income taxes	$ 2,927	$ 2,537	$ 6,145	$ 5,709

Note 18 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

Note 19 - Recent Accounting Pronouncements

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

The Company's adoption of SFAS No. 151 and SFAS No. 153 did not have a material impact on its financial position, results of operations, or cash flows.

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

The Company does not expect the adoption of SFAS No.154 and SFAS No. 155 to have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the provisions of FIN 48, but does not expect it will have a material impact on its financial statements.

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

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

Acquisitions

On July 14, 2006, we acquired all of the outstanding common stock of Advanced Thermal Products, Inc. ("ATP"). ATP, based in St. Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors. ATP's products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, consumer electronics, energy management, food service, and electronic controls market. The aggregate cash purchase price for ATP was $9.5 million, which was primarily funded by borrowings under our domestic line of credit.

On October 31, 2005, we acquired all of the outstanding common stock of JDK Controls, Inc. ("JDK"). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic potentiometers and assemblies. JDK's products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls. The aggregate cash purchase price for JDK was $4.1 million, which was entirely funded through our available cash reserves.

The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the three and nine month periods ended August 31, 2006 include ATP net sales of $1.1 million. JDK net sales included in our consolidated financial statements amounted to $2.0 million for the three month period ended August 31, 2006 and $5.8 million for the nine month period ended August 31, 2006. For operating segment purposes, ATP and JDK are reported within our recently created Sensors and Controls business segment.

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

Executive Summary

During the third quarter of fiscal 2006, our sales increased by $7.3 million or approximately 28.0% from the same period last year. Of this 28.0% increase, approximately 16.0% arose from internal or organic growth and 12.0% reflects the impact of our recent acquisitions. Sales of our microwave products grew by $2.8 million, as shipments of these components and systems for military/aerospace applications remains particularly strong. Sales of our signal and power integrity products increased by $1.4 million from a year ago, primarily reflecting improved overall market conditions throughout the passive electronic components industry. Sales in the current quarter also include $3.1 million for sensor and control products, arising from our recent acquisitions of ATP and JDK.

In the third quarter of 2006, our gross margin was 22.5% of sales compared to 28.3% for the same quarter last year. The decrease in gross margin percentage primarily reflects higher material costs from purchasing ceramic components from third party suppliers. Since late August of 2005, when Hurricane Katrina virtually destroyed our ceramic manufacturing plant in New Orleans, Louisiana, we have been purchasing certain specialty ceramic capacitors from outside vendors. These ceramic components are an essential element of our signal integrity products. In December 2005, we acquired a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility is becoming the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. During the third quarter of 2006, limited production commenced at our new State College operations. For most of our ceramic product lines, we currently expect full production to be achieved during the fourth quarter of fiscal 2006, with all ceramic product lines at full production during the first quarter of fiscal 2007. Until full production is achieved, we will continue to purchase certain specialty ceramic capacitors from third party suppliers. In the current quarter, with greater sales volume being partially offset by higher material costs, we generated net income of $1.9 million or 14 cents per share, versus $1.6 million or 12 cents per share for the comparable quarter of 2005.

Net cash used in operating activities amounted to $6.3 million during the first nine months of fiscal 2006, compared to $4.4 million of net operating cash generated for the same period a year ago. With sales volume and production requirements increasing late in the current quarter, accounts receivable and inventories increased in 2006 by $7.3 million and $1.8 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.6 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and nine months ended August 31, 2006 and 2005:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.5	71.7	77.4	74.2
Gross margin	22.5	28.3	22.6	25.8
Selling, general and
administrative expense	13.3	18.5	15.7	18.1
Income from operations	9.2	9.8	6.9	7.7
Other income (expense)
Interest expense	(0.5)	(0.1)	(0.3)	(0.2)
Other income and expense, net	0.1	0.1	0.2	0.3
Income before provision
for income taxes	8.8	9.8	6.8	7.8
Provision for income taxes	3.2	3.8	2.5	3.0
Net income	5.6%	6.0%	4.3%	4.8%

The following table sets forth the Company's net sales by reportable operating segments for the three and nine months ended August 31, 2006 and 2005 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005

Signal and Power Integrity Components	$ 15,632	$ 14,225	$ 42,003	$ 40,055
Microwave Components and Systems	12,732	9,974	36,650	27,676
Power Management Systems	1,743	1,702	5,136	5,194
Sensors and Controls	3,125	-	6,887	-
	$ 33,232	$ 25,901	$ 90,676	$ 72,925

Third Quarter 2006 Versus Third Quarter 2005

Net Sales

Our net sales increased by $7.3 million or approximately 28.0% during the period, with consolidated net sales of $33.2 million in the third quarter of fiscal 2006 and $25.9 million in the comparable quarter of 2005. Of this 28.0% increase, approximately 16.0% arose from internal or organic growth and 12.0% reflects the impact of our recent acquisitions. Sales of our microwave components and systems amounted to $12.7 million in the current quarter, an increase of $2.8 million from the same period last year. Although our microwave products are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in the current quarter. Sales of our signal and power integrity components were $15.6 million in the current period, up $1.4 million from a year ago, primarily reflecting improved overall market conditions throughout the passive electronic components industry. Sales of our power management systems remained relatively stable throughout the period at $1.7 million. Sales of our sensors and controls amounted to $3.1 million in the current quarter, reflecting our recent acquisitions of ATP and JDK.

Total customer orders received in the third quarter of fiscal 2006 amounted to $27.7 million, up $2.7 million or approximately 11.0% from the comparable period of 2005. At August 31, 2006, our sales order backlog was $49.4 million, compared to $47.2 million at November 30, 2005.

Overall, average selling prices remained relatively stable throughout all of our product lines.

Gross Margin

In late August of 2005, Hurricane Katrina virtually destroyed our ceramic manufacturing plant in New Orleans, Louisiana. Our New Orleans operations designed and manufactured custom ceramic components, which are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we have had to purchase these specialty ceramic components from third party suppliers, at prices significantly greater than our previous manufactured costs. As a result of these higher costs for ceramic components, our gross margin has declined as a percentage of sales. In the third quarter of 2006, gross margin was $7.5 million or 22.5% of sales compared to $7.3 million or 28.3% of sales for the same quarter last year. Total material costs amounted to $10.6 million or 31.9% of sales in the third quarter of 2006, compared to $6.9 million or 26.6% of sales for the same period last year.

To address our ongoing ceramic components needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility is becoming the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. During the third quarter of 2006, limited production commenced at our new State College operations. For most of our ceramic product lines, we currently expect full production to be achieved during the fourth quarter of fiscal 2006, with all ceramic product lines at full production during the first quarter of 2007. Until full production is achieved, we will continue to purchase certain specialty ceramic capacitors from third party suppliers. As a result, we expect our material costs to exceed historical levels for the next two fiscal quarters.

As a percentage of sales, labor and manufacturing overhead remained relatively stable throughout the period. Aggregate labor and manufacturing overhead expenses were 45.6% of sales in 2006, versus 45.1% of sales in 2005.

Selling, General and Administrative Expense

During the third quarter of fiscal 2006, selling expense amounted to $2.6 million compared to $2.7 million for the same period last year. The decrease in selling expense principally reflects reductions in advertising and other discretionary expenditures. General and administrative expense was $1.8 million in the third quarter of fiscal 2006, versus $2.1 million in the comparable quarter of 2005. The decrease in general and administrative expense primarily reflects lower levels of incentive-based compensation and costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

Interest Expense

In order to support the capital requirements associated with the start-up of our new State College facility, the acquisition of ATP, and the working capital requirements from our increased business activity, we borrowed under our revolving line of credit during the current period. In the third quarter of fiscal 2006, interest expense from short-term borrowings amounted to $148,000, with weighted average borrowings of $9.4 million and a weighted average interest rate of 6.32%.

Nine Months 2006 Versus Nine Months 2005

Net Sales

For the first nine months of fiscal 2006, our net sales increased by $17.8 million or 24.3%, with consolidated sales of $90.7 million in 2006 and $72.9 million in 2005. Of this $17.8 million increase, $6.9 million relates to our recent acquisitions of ATP and JDK. Sales of our microwave components and systems grew by $9.0 million in the current period, principally reflecting increased shipments for products used in numerous military applications. Sales of our power management systems remained relatively stable throughout the period, with shipments of $5.1 million in 2006 and $5.2 million in 2005. These advanced systems are used in various infrastructure equipment including wireless base stations, optical networks, IT hubs, data centers, and certain military applications. Sales of our signal and power integrity products were $42.0 million in the first nine months of fiscal 2006, up $1.9 million from the same period last year. During the first three quarters of fiscal 2005, product sales for this business segment were negatively impacted by the overall weak market conditions in the passive electronic components industry. Since August 2005, market conditions throughout the industry have demonstrated signs of improvement.

Gross Margin

For the first nine months of fiscal 2006, gross margin was $20.5 million or 22.6% of sales. In the first nine months of fiscal 2005, gross margin was $18.8 million or 25.8% of sales. The decrease in gross margin, as a percentage of sales, principally reflects greater material costs from purchasing ceramic components for outside vendors. To a lesser extent, material costs have also increased from higher prices for precious metals used in some of our signal integrity component products. Total material costs amounted to $28.0 million or 30.9% of sales during the first nine months of fiscal 2006, compared to $20.0 million or 26.9% of sales for the same period of 2005. As a percentage of sales, labor costs decreased slightly during the period primarily from changes in sales mix. In the first nine months of fiscal 2006, total labor costs were $9.9 million or 10.9% of sales, compared to $8.1 million or 11.1% of sales for the first nine months of last fiscal year. Aggregate manufacturing overhead expenses were $32.3 million or 35.6% of sales in 2006, versus $26.4 million or 36.2% of sales in 2005. The decrease in manufacturing overhead expenses, as a percentage of sales, primarily reflects the impact of leveraging certain fixed overhead costs over greater sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense was $14.3 million in the first nine months of fiscal 2006, compared to $13.2 million for the same period last year. This increase of $1.1 million reflects additional general and administrative expense, including the following: (1) Pre-production start-up costs and environmental liability insurance expense of $283,000 associated with our newly acquired State College facility, (2) An asset impairment loss of $200,000 for the writedown to fair value and subsequent sale of our former ceramic manufacturing facility in New Orleans, (3) $178,000 of expenses associated with the final clean-up of our New Orleans facility from the damage inflicted by Hurricane Katrina, and (4) $156,000 of equity-based compensation expense from our adoption of SFAS No. 123R. The balance of the 2006 increase in general and administrative expense reflects various expenditures related to our greater business activity.

Interest Expense

During the first nine months of fiscal 2006, interest expense was $305,000, up $191,000 from the first nine months of fiscal 2005. This increase primarily reflects our 2006 short-term borrowings. For the first three quarters of fiscal 2006, interest expense on borrowings under our revolving line of credit amounted to $217,000, with weighted average borrowings of $4.7 million and a weighted average interest rate of 6.15%. For the first three quarters of fiscal 2005, no borrowings were outstanding under our line of credit.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology. We realized license fee income of $114,000 in the first nine months of fiscal 2006 upon the granting of PML technology licenses. Although these licenses, as well as other licenses previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what commercial value, if any, these patents and related licenses may have. License fees and royalty income of $62,000 were recognized in the first nine months of fiscal 2005.

Investment income of $91,000 in 2006 and $169,000 in 2005 were realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.0% in 2006 and 38.9% in 2005, compared to an applicable statutory federal and state income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory income tax rate principally arise from state tax provisions and foreign income tax rates.

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

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At August 31, 2006, $13.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At August 31, 2006, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At August 31, 2006, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At August 31, 2006, we had net working capital of $28.8 million, compared to $39.5 million at November 30, 2005. At August 31, 2006, current assets were 2.20 times current liabilities, compared to 4.86 at the end of fiscal 2005. The reduction in our working capital and current ratio principally reflects $9.0 million of net cash purchase price for our acquisition of ATP, which was substantially funded through borrowings under our domestic line of credit. Our net working capital and current ratio also decreased because of the cash requirements associated with the acquisition of land, building and equipment in connection with our new ceramic manufacturing facility in State College, Pennsylvania. As a result of this activity, our total capital expenditures amounted to $7.5 million in the first nine months of fiscal 2006 and our other noncurrent assets increased by $3.9 million. At August 31, 2006, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2006, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of August 31, 2006, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$ 1,437	$ 11	$ 295	$ 100	$ 487	$ 65	$ 479
Operating leases	3,379	305	1,025	762	753	534	-

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

Net cash used in operating activities amounted to $6.3 million during the first nine months of fiscal 2006, compared to $4.4 million of net operating cash generated for the same period a year ago. With sales volume and production requirements increasing late in the current quarter, accounts receivable and inventories increased in 2006 by $7.3 million and $1.8 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.6 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our newly acquired State College facility.

At August 31, 2006, the aggregate carrying value of goodwill was $33.7 million or 28.3% of our total assets and 39.1% of our total stockholders' equity. This amount includes approximately $6.9 million of goodwill recognized in connection with our recent acquisitions of ATP and JDK. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. We have performed the required tests and we have determined that no goodwill impairment losses need be recognized in any of the periods presented herein.

Environmental Matters

On December 30, 2005, we acquired certain land and ceramic manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America ("Murata"), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of approximately $550,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a 10 year term and an aggregate deductible of $650,000, was $4.6 million. The cost of the insurance will be charged to general and administrative expense on a pro rata basis over the 10 year policy term.

Based upon estimates prepared by our environmental consultants, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. These aggregate undiscounted expenditures, which are anticipated to be incurred over the next 10 years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred will be recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. As of August 31, 2006, remediation expenditures of $213,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. Such insurance recoveries have been credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2006, our allowance for doubtful accounts was $1.3 million, or 4.8% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will stabilize or continue to improve throughout the remainder of fiscal 2006 and into 2007. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2006, we had recorded inventory reserves in the aggregate amount of $2.6 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the provisions of FIN 48, but we do not expect its implementation will have a material impact on our financial statements.

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At August 31, 2006, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2006, no interest rate swap agreements were outstanding.

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
There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended August 31, 2006, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Part II - Other Information

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

Spectrum Control, Inc. (Registrant)

Date: October 3, 2006	By: /s/ John P. Freeman
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
Date: October 3, 2006
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
Date: October 3, 2006
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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended August 31, 2006, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 3rd day of October 2006.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report