Form 10-K
period 2006-11-30
SPECTRUM CONTROL INC
filed 2007-02-23
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

At May 31, 2006, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $8.00 was $73,266,680. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 31, 2007, the registrant had outstanding 13,279,360 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 2, 2007 are incorporated by reference into Part III of this Form 10-K.

Table of C ontents

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

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, manufacture and market a broad line of control products and systems used to condition, regulate, transmit, receive, or govern electronic performance. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). Over the past several years, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of control products and systems. The Company’s current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru (“MLFT”) filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear positioning sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

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

Spectrum Control Technology, Inc. (“Spec Tech”) is a wholly-owned subsidiary of the Parent company. Historically, Spec Tech operated a facility in New Orleans, Louisiana, with advanced manufacturing equipment used in the production of ceramic capacitors, resonators, patch antennas, and specialty ceramic products. As part of the New Orleans operation, Spec Tech manufactured substantially all of the ceramic discoidal and tubular capacitors used in the Company’s EMI filter products. In late August of 2005, the New Orleans’ facility was virtually destroyed by Hurricane Katrina. To address our ongoing ceramic component needs and re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility has become the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans.

Other wholly-owned operating subsidiaries of the Parent company include: Spectrum Microwave, Inc.; Spectrum SEI Microwave, Inc.; Spectrum FSY Microwave, Inc.; Spectrum Sensors and Controls, Inc. (CA Corp); Spectrum Control, GmbH; Spectrum Control de Mexico; and Spectrum Control (Hong Kong) Limited.

Spectrum Microwave, Inc. (“Spec Microwave”), designs and manufactures various radio frequency (“RF”) and microwave products. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Currently, Spec Microwave operates facilities in Philadelphia, Pennsylvania; Palm Bay, Florida; as well as a portion of our recently acquired facility in State College, Pennsylvania.

Spectrum SEI Microwave, Inc. (“SEI”), located in Delmar, Delaware, designs and manufactures RF and microwave components and integrated assemblies. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors.

Spectrum FSY Microwave, Inc., located in Columbia, Maryland, designs and manufactures certain RF and microwave filters, and related products and systems.

Spectrum Sensors and Controls, Inc. (CA Corp.), located in Grass Valley, California, designs and manufactures precision co-molded conductive position sensors and related assemblies.

Spectrum Control, GmbH, located in Schwabach, Germany, acts as a distributor for the Company’s products in the European market.

Spectrum Control de Mexico, located in Juarez, Mexico, commenced operations in June 2000 as the Company’s low-cost manufacturing center for North America. Currently, this subsidiary manufactures various signal and power integrity components, microwave components and systems, and certain sensor products, for use in numerous commercial applications.

Spectrum Control (Hong Kong) Limited (“Spec HK”), currently operates as a logistics center for our sales in Asia.

Spectrum Control Electronics (Dongguan) Co. Ltd. (“Spec China”), a wholly-owned subsidiary of Spec HK, located in Qiao Tou Town, China, commenced operations in 2003 as the Company’s low-cost manufacturing center for Asia. Currently, Spec China primarily manufactures certain signal and power integrity products, and power management systems, for our China telecom equipment customers.

RECENT DEVELOPMENTS

ACQUISITION

On July 14, 2006, we acquired all of the outstanding common stock of Advanced Thermal Products, Inc. (“ATP”). ATP, based in St. Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors. ATP’s products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, consumer electronics, energy management, food service, and electronic controls market. The acquisition significantly expands our sensors and controls product offerings and capabilities. In addition, we believe that our low-cost manufacturing capability and established military sales channels will provide additional revenue opportunities and improved profitability for ATP products. The aggregate cash purchase price for ATP was $9.5 million.

The purchase price for ATP was substantially funded by borrowings under our domestic line of credit. The results of operations of the acquired business have been included in our financial statements since the acquisition date. Accordingly, ATP net sales of $3.5 million have been included in our consolidated net sales for the year ended November 30, 2006, with ATP’s activities reported within our recently created Sensors and Controls Business for operating segment purposes.

Concurrent with the acquisition, ATP’s name was changed to Spectrum Sensors and Controls, Inc. (PA Corp.).

ASSET IMPAIRMENT LOSS

On August 30, 2005, Hurricane Katrina, (the “Hurricane”) hit the gulf coast of the United States. The Hurricane and related flooding virtually destroyed our 100,000 square foot ceramic manufacturing facility in New Orleans, Louisiana. As a result, we recorded net asset impairment losses and related expenses of $274,000 in the year ended November 30, 2005. This amount, which was included in our general and administrative expense in fiscal 2005, consisted of the following: inventory losses of $1.0 million; building and equipment losses of $3.6 million including the reduction of the affected land and building to its estimated fair value of $450,000; direct clean-up, asset assessment, and repair costs of $1.7 million; less expected insurance proceeds of $6.0 million. As of November 30, 2006, we had received $4.5 million of insurance proceeds. The remaining insurance recovery receivable of $1.5 million was received in January 2007 upon final settlement of all related claims.

In March 2006, we sold the land and building in New Orleans at a net selling price of $246,000. As a result, we recorded an additional asset impairment loss of $204,000, representing the difference between the net selling price and the property’s previously estimated fair value of $450,000. In 2006, we also incurred final clean-up and asset assessment costs of $183,000. Accordingly, an asset impairment loss in the aggregate amount of $387,000 has been included in general and administrative expense in our statement of income for the year ended November 30, 2006.

MARKETS

Although our components and systems are used in many industries worldwide, our largest markets are telecommunications equipment and military/aerospace which collectively represented approximately 80% of our fiscal year 2006 sales. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, Internet servers, optical networks, and global positioning systems. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, simulation equipment, secure communications, and avionic upgrades. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Our other primary markets include medical instrumentation, industrial equipment, and computers.

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

The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including PCS, Code Division Multiple Access (“CDMA”), Global System for Mobile Communications (“GSM”), Local Multipoint Distribution System (“LMDS”), Multi-Channel Multipoint Distribution System (“MMDS”), Third Generation Wireless (“3G”, “3.5G”, and “3.9G”), Bluetooth, and Voice over Internet (“VoIP”).

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

A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider’s coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user. The Company provides discrete EMI filters, filtered arrays, filtered connectors, power integrity products, low phase noise amplifiers, and power management systems to original equipment manufacturers (“OEM’s”) of base station equipment. In addition, the Company’s products are used in numerous other telecommunication applications including optical networks and switching equipment, wireless modems and local area networks (“LANs”), Internet servers and global positioning systems. Using our solutions-oriented approach, we provide our OEM customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

Approximately 26% of the Company’s total revenue during fiscal year 2006 was derived from sales of its products to OEM customers in the telecommunication industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

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

Military/aerospace sales were approximately $67.6 million in 2006 or 54% of our sales, compared to $41.6 million in 2005 or 42% of total sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. In addition, overall market conditions in the commercial aerospace industry are currently unpredictable. Accordingly, while the Company has developed and will continue to develop products for military/aerospace programs, there can be no assurance that sales to such customers will not decrease in the future.

OUR SOLUTION

We believe we are well positioned to capitalize on our long-term market opportunities. We combine engineering expertise, design and testing capabilities and vertically integrated and flexible manufacturing processes to provide custom solutions to our customers’ control products and systems needs.

We Offer Integrated Design, Development and Testing Services. We provide an integrated approach to problem solving by offering our customers consulting, diagnostic testing and design services. We believe that our testing facilities and capabilities exceed those of our major competitors and, accordingly, may give us a competitive advantage. Our engineers typically work closely with customers to develop a product or system design. Although our customers generally provide the initial engineering guidelines for a particular product, our design engineers are often called upon to work together with a customer’s design team to develop a solution. An important part of our solution is ensuring at an early stage, before time and money are spent on manufacturing, that the product design will meet all performance specifications and can be produced efficiently and cost-effectively. Our design engineers include EMI, power, microwave, and sensor specialists. We believe that by integrating our product design and development efforts with those of our customers, we create increased reliance on us and increased incentives to utilize us as a single source strategic supplier.

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. Prior to Hurricane Katrina, we maintained a state-of-the art ceramic production facility in New Orleans with advanced manufacturing equipment primarily designed for the production of ceramic capacitors. These ceramic products are critical components of our signal integrity products. With the purchase in December 2005 of new ceramic manufacturing facilities in State College, Pennsylvania, we expect to resume full production of these products by the end of May 2007. This new facility, along with our extensive ceramic expertise, should enable us to resume our short lead times for our signal product prototyping and production orders. We also maintain a metal fabrication facility with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power integrity and power management systems product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

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

Introducing New Signal and Power Integrity Product Lines. We are broadening our product lines to include a more comprehensive range of signal and power integrity products. For example, our product development efforts recently enabled us to introduce a complete line of surface mount filter solutions for addressing EMI at the printed circuit board (“PCB”) level. This new line of surface mount inductors, low pass filters, high frequency filters, and power EMI filters is designed to offer high performance EMI filtering in a minimal PCB footprint. These new products are ideal for applications where smaller size is critical, including certain digital equipment, wireless base stations, modems, digital subscriber line (“DSL”) equipment, global positioning systems (“GPS”), and LAN networking equipment. On an ongoing basis, our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices and optical networking applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing signal and power integrity products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

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

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core business. In addition to our recent acquisition of ATP, we acquired JDK Controls, Inc. (“JDK”) in October 2005. With the acquisition of JDK, we expanded our product offerings to include position sensor and control products, including various potentiometers. Potentiometers (electro-mechanical control devices, converting rotary or linear motion) and other custom position sensors represent an entirely new product area for us with expanded market opportunities. With ATP’s temperature sensing products added to JDK’s custom precision sensors, we have established Sensors and Controls as the fourth major business segment for our Company. In recent years, we have also made several acquisitions which have significantly expanded our microwave product offerings and capabilities. With these acquisitions, we can now offer our customers a much broader line of microwave products and custom engineered wireless solutions. Microwave products represent a significant growth opportunity for us, with a total world market much larger than our traditional EMI filter market.

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

Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-efficient manufacturing equipment and processes, and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost for many of our products by increasing materials efficiency, improving production yields, and utilizing in-house metal fabrication capabilities. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Qiao Tou Town, China (located in the Guangdong province of southern China). In addition to supplying product to our telecom customers in China, we expect our China manufacturing operation to ultimately enable us to participate in new Asian markets and become a low-cost center capable of competing in highly cost competitive industries, such as automotive.

PRODUCTS

The Company’s product offerings include various signal and power integrity components, microwave components and systems, power management systems, and sensors and controls.

SIGNAL INTEGRITY COMPONENTS

Control of unwanted electromagnetic waves is accomplished through various combinations of EMI suppression devices. The EMI suppression devices produced by the Company include those that are utilized as circuit components and whose function is to permit the desired frequencies to pass through a circuit while rejecting or preventing the unwanted signals. The majority of these products are composed of either reactive (reflecting energy) or loss (dissipating energy) elements or at times, combinations of the two. These products can be utilized as individual components or combined in various configurations to provide the amount of EMI control needed. Currently, the Company’s primary signal integrity product offerings include low pass EMI filters, filtered arrays, filtered connectors, and specialty ceramic products.

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

FILTERED CONNECTORS

The Company offers a range of custom connectors, datacomm interconnects, and D-Subminiature Connectors. These filtered connectors are used in numerous applications including telecommunications equipment, wireless base stations, industrial process equipment, and certain personal computers. Additionally, the Company designs and manufactures various circular connectors used in numerous military applications.

SPECIALTY CERAMIC PRODUCTS

The Company sells a broad range of specialty ceramic products including miniature discoidal capacitors used in medical implantibles, and patch antenna elements and assemblies used in global positioning systems.

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

During the year ended November 30, 2006, approximately 47% of the Company’s total revenue was generated from the sale of signal and power integrity components.

MICROWAVE COMPONENTS AND SYSTEMS

The Company manufactures and sells a wide range of RF and microwave products, including the following:

RF and Microwave Amplifiers: These products (which include low phase noise amplifiers, high and low power amplifiers, high reverse isolation amplifiers, and ultra-high linearity amplifiers) are primarily used in wireless base stations and other telecommunications infrastructure equipment.

RF and Microwave Mixers: These multioctave, narrowband, and ultra-broadband mixers are predominately used in various broadband telecommunications equipment and CATV.

Voltage Controlled Oscillators (“VCO”) and Dielectric Resonator Oscillators (“DRO”): Applications for these VCO, DRO, and frequency control products include weapons guidance systems, communication jamming systems, and other military electronic countermeasures.

RF and Microwave Filters: These components (which include bandpass filters, duplexers, lumped element filters, waveguides, and cavity filters) are used in wireless base stations, as well as numerous military, aerospace and medical applications.

RF and Microwave Systems and Assemblies: These complex systems, which include multiple channel filter banks and synthesizers, are principally used in radar systems and other military and aerospace applications.

During the year ended November 30, 2006, approximately 39% of the Company’s total revenue was generated from the sale of microwave components and systems.

POWER MANAGEMENT SYSTEMS

The Company’s advanced systems product offerings currently include power distribution units, fuse and breaker interface panels, and remote power management systems. Our power management systems include a line of digital radio-frequency control equipment designed to monitor various functions and equipment and provide automatic management, as well as remote management, through wireless or external communication links. These remote management systems incorporate highly flexible software that enable our customers to control and monitor their systems from remote locations. The primary markets for these systems include optical equipment, data centers, wireless base stations, IT hubs, and various military applications such as secure communications, simulators and unmanned remote vehicles.

During the year ended November 30, 2006, approximately 5% of the Company’s total revenue was generated from the sale of power management systems.

SENSORS AND CONTROLS

With the acquisitions of ATP and JDK, the Company now designs and manufactures a broad range of precision position sensors, transducers, temperature sensors, and thermal products. Our position sensor products include motorized potentiometers, fader and hollow shaft potentiometers, element segments and wiper assemblies. Our advanced thermal products consist of temperature sensing probes and assemblies, resistance temperature detector probes and assemblies, and positive and negative temperature coefficient thermistors. Major applications for our sensors and controls product offerings include military/aerospace, medical, wind instruments, HVAC, industrial automation, and commercial food equipment.

During the year ended November 30, 2006, approximately 9% of the Company’s total revenue was generated from the sale of sensors and controls.

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

The Company’s current operations are conducted in four reportable segments: signal and power integrity components, microwave components and systems, power management systems, and sensors and controls. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2006, 2005, and 2004, reportable segment information is as follows (in thousands):

2006	Signal and Power Integrity Components	Microwave Components And Systems	Power Management Systems	Sensors And Controls	Total
Revenue from unaffiliated customers	$58,472	$48,716	$6,657	$11,827	$125,672
Depreciation expense	1,739	1,135	109	127	3,110
Segment income	9,393	12,840	2,029	1,704	25,966
Segment assets
Tangible assets	21,986	14,076	1,190	3,921	41,173
Goodwill	14,243	12,559	—	7,706	34,508
Capital expenditures	6,337	1,189	749	256	8,531

2005
Revenue from unaffiliated customers	52,236	38,399	7,080	639	98,354
Depreciation expense	1,880	970	211	33	3,094
Segment income (loss)	14,841	6,897	1,418	(14)	23,142
Segment assets
Tangible assets	14,290	15,527	611	827	31,255
Goodwill	14,243	12,559	—	1,559	28,361
Capital expenditures	1,753	1,459	—	69	3,281

2004
Revenue from unaffiliated customers	63,459	13,538	3,480	—	80,477
Depreciation expense	2,748	395	164	—	3,307
Segment income	19,671	700	277	—	20,648
Segment assets
Tangible assets	20,441	8,956	190	—	29,587
Goodwill	14,243	7,776	—	—	22,019
Capital expenditures	1,491	625	14	—	2,130

For the years ended November 30, 2006, 2005, and 2004, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2006	2005	2004
Total depreciation expense for reportable segments	$3,110	$3,094	$3,307
Unallocated amounts:
Depreciation expense related to selling, general and administrative activities	148	90	131

Consolidated depreciation expense	$3,258	$3,184	$3,438

Income before provision for income taxes	2006	2005	2004
Total income for reportable segments	$25,966	$23,142	$20,648
Unallocated amounts:
Selling, general and administrative expense	(16,652)	(16,008)	(13,943)
Interest expense	(545)	(110)	(112)
Other income	270	299	184

Consolidated income before provision for income taxes	$9,039	$7,323	$6,777

Assets	2006	2005	2004
Total assets for reportable segments	$75,681	$59,616	$51,606
Unallocated amounts:
Cash and cash equivalents	3,501	8,386	17,535
Accounts receivable	22,676	16,188	15,484
Insurance recovery receivable	1,500	5,000	—
Other assets	15,849	8,812	6,724

Total consolidated assets	$119,207	$98,002	$91,349

Capital expenditures	2006	2005	2004
Total capital expenditures for reportable segments	$8,531	$3,281	$2,130
Unallocated amounts:
Capital expenditures related to selling, general and administrative activities	23	43	86

Total consolidated capital expenditures	$8,554	$3,324	$2,216

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2006, 2005, and 2004 is as follows (in thousands):

2006	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$99,403	$1,376	$5,327	$3,710	$15,856	$125,672
Long-lived assets:
Property, plant and equipment	22,682	93	27	1,434	—	24,236
Intangible assets	38,481	—	—	—	—	38,481

2005
Revenue from unaffiliated customers	71,931	1,425	4,678	3,568	16,752	98,354
Long-lived assets:
Property, plant and equipment	14,507	113	31	833	—	15,484
Intangible assets	32,675	—	—	—	—	32,675

2004
Revenue from unaffiliated customers	50,649	621	4,457	7,431	17,319	80,477
Long-lived assets:
Property, plant and equipment	15,579	132	41	214	—	15,966
Intangible assets	24,277	—	—	—	—	24,277

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

In 2006, sales to the Company’s largest single customer (a prime supplier to the military/aerospace industry) represented 7% of the Company’s total consolidated net sales. Sales to this major customer primarily consisted of microwave components and systems. In 2005 and 2004, the Company’s largest single customer (an original equipment manufacturer of telecommunications equipment) represented 5% and 9%, respectively, of total consolidated net sales. Sales to this major customer primarily consisted of signal and power integrity components.

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. Prior to Hurricane Katrina, the Company’s New Orleans facility designed and manufactured various ceramic components including tubular capacitors, discoidal capacitors, and resonators. Since the Hurricane, we’ve had to purchase these specialty ceramic components from third party suppliers, at prices significantly greater than our previous manufactured costs. With the acquisition of our new ceramic facilities in State College, Pennsylvania, we commenced limited production of these products in June of 2006. Presently, we expect full production to be achieved for all of our ceramic product lines by the end of May 2007. Tubular and discoidal capacitors are primarily utilized in the manufacture of signal integrity products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company’s facility in Juarez, Mexico.

The Company designs and manufactures its microwave products in several locations including: Philadelphia and State College, Pennsylvania; Delmar, Delaware; Palm Bay, Florida; and Columbia, Maryland. Manufacturing at these facilities primarily relates to military products and certain low-volume commercial components. Many of the Company’s commercial microwave products are manufactured at our facility in Juarez, Mexico. The design and manufacture of most of our sensors and control products occur in Grass Valley, California (position sensors) and St. Marys, Pennsylvania (temperature sensors). The design of our power integrity components and power management systems is currently performed at our facility in Fairview, Pennsylvania, with the manufacturing of these products conducted at our facilities in Juarez, Mexico; Wesson, Mississippi; Qiao Tou Town, China; and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

SALES AND DISTRIBUTION

The Company sells its products through a combination of manufacturers’ representatives, internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company’s internal sales organization includes employees dedicated to certain microwave product sales, new business development, and distribution sales management. In fiscal 2006, approximately 12% of the Company’s consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2006, the Company sold its products to approximately 1,600 accounts. Sales of products to the Company’s top ten customers represented 36% ($45.2 million) of total consolidated net sales in 2006. The top ten customers primarily consist of military/aerospace prime contractors and original equipment manufacturers of telecommunications equipment. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

Shipments are made by common carrier. Most of the Company’s signal integrity, sensors, and microwave products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company’s business. However, transportation costs for the Company’s power integrity products and power management systems may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company’s ability to compete for business, particularly in international markets.

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $48.6 million at November 30, 2006 and $47.2 million at November 30, 2005. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2006 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2006, the Company had a total of 1,548 employees, including 62 in sales, marketing and customer support; 135 in engineering and product development; 1,316 in manufacturing; and 35 in finance and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

The Company currently holds five (5) United States patents and four (4) foreign patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

ENVIRONMENTAL MATTERS

On December 30, 2005, we acquired certain land and ceramic manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. The acquired facilities have become the design and manufacturing center for our ceramic operations, replacing the ceramic operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental condition; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately

$8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance is being charged to general and administrative expense on a pro rata basis over the ten year policy term, which approximates the period of remediation of the environmental liability.

Based upon estimates prepared by our environmental consultants, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2006, remediation expenditures of $419,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2.5 million, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probably that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan developed by our environmental consultants, $456,000 of the total remediation costs is expected to be incurred during the next twelve months.

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

Major competitors for our Microwave Products include K&L Microwave, a Dover company, Lorch Microwave, Teledyne Cougar, M/A Com, a Tyco Electronics Company, and Murata Manufacturing Company. Competition for our Sensors and Controls Business comes from many sources including Betatronix, Inc., BetaTHERM Corporation, Thermalogic Corporation, and Smith Systems, Inc. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of control products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2006 the Company employed 135 individuals in engineering and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $3.1 million in 2006, $2.4 million in 2005, and $1.7 million in 2004.

WEBSITE ACCESS TO COMPANY REPORTS AND GOVERANCE DOCUMENTS

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.spectrumcontrol.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies of the Company’s annual report are also available, free of charge, upon written request. Charters of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Goverance Committee, along with the Company’s Code of Ethics and other goverance documents, are available for viewing on the Company’s website.

OTHER MATTERS

The business of the Company is not subject to any significant seasonal fluctuations.

The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

Item 1A.	Risk Factors

Risk factors applicable to the Company are discussed under the heading “Risk Factors That May Affect Future Results” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth herein

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2006 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/06 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	38,000	Owned	N/A

1900 West College Ave. State College, PA	Manufacturing	250,000	Owned	N/A

6798 Oak Hall Lane Columbia, MD	Manufacturing	35,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	50,000	Owned	$ 720,000

38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A

2144 Franklin Drive NE Palm Bay, FL	Manufacturing	53,000	Owned	N/A

2707 Black Lake Place Philadelphia, PA	Manufacturing	20,000	Owned	N/A

424 Crown Point Circle Grass Valley, CA	Manufacturing	17,000	Rented	N/A

328 State Street St. Marys, PA	Manufacturing	22,000	Owned	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	50,000	Rented	N/A

2nd Industrial Area North Ling Tou Industrial Rd. Qiao Tou Town Dong Guan City Guang Dong Province China	Manufacturing	75,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$ 506,000

(1)	The Company’s manufacturing and office space are considered adequate for its existing requirements and its projected business needs.
(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2006 and 2005 are set forth below.

	High	Low
Fiscal 2006
First quarter	$7.45	$6.14
Second quarter	9.33	7.10
Third quarter	10.55	6.86
Fourth quarter	10.50	8.61

	High	Low
Fiscal 2005
First quarter	$8.69	$7.26
Second quarter	8.04	6.45
Third quarter	7.44	6.62
Fourth quarter	7.46	6.25

At January 31, 2007, the Company had 13,279,360 shares of Common Stock outstanding, which were held by approximately 1,400 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	1,377,534	$6.77	992,217
Equity compensation plans not approved by security holders	—	—	—

Total	1,377,534	$6.77	992,217

From time to time, the Company repurchases shares of its Common Stock on the open market or through privately negotiated transactions. During the fourth quarter of fiscal 2006, however, the Company did not repurchase any of its outstanding shares.

ITEM 6.	Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data )
	2006	2005	2004	2003	2002
Operations

Net sales	$125,672	$98,354	$80,477	$62,985	$57,213

Gross margin	28,780	25,775	22,549	13,899	9,922

Income ( loss ) from operations	9,314	7,134	6,705	1,230	(2,254)

Interest expense	545	110	112	136	140

Income ( loss ) before provision for income taxes	9,039	7,323	6,777	1,413	(1,203)

Net income ( loss )	5,871	4,605	4,167	854	(737)

Earnings ( loss ) per common share :

Basic	$0.45	$0.35	$0.32	$0.07	$(0.06)
Diluted	$0.44	$0.35	$0.32	$0.07	$(0.06)

Weighted average common shares outstanding :

Basic	13,127	13,054	13,012	12,937	13,063
Diluted	13,381	13,160	13,162	13,004	13,063

Financial Position

Working capital	$31,808	$39,470	$42,291	$46,542	$42,601

Total assets	119,207	98,002	91,349	83,371	81,824

Long-term debt	1,131	1,426	1,716	2,106	2,391

Stockholders’ equity	88,599	81,361	76,842	72,044	70,675

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

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are military/aerospace and telecommunications equipment which represented 54.0% and 26.0%, respectively, of our fiscal 2006 sales. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, secure communications, simulation equipment, and avionic upgrades. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru (“MLFT”) filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear precision sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

Acquisitions

On July 14, 2006, we acquired all of the outstanding common stock of Advanced Thermal Products, Inc. (“ATP”). ATP, based in St. Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors. ATP’s products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, consumer electronics, energy management, food service and electronic controls market. The aggregate cash purchase price for ATP was $9.5 million.

On October 31, 2005, we acquired all of the outstanding common stock of JDK Controls, Inc. (“JDK”). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic sensors and assemblies. JDK’s products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls. The aggregate cash purchase price for JDK was $4.1 million.

On February 11, 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. (“Amplifonix”). Amplifonix, based in Philadelphia, Pennsylvania, designed and manufactured radio frequency (“RF”) and microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar, and defense systems. The aggregate cash purchase price for Amplifonix was $10.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On October 15, 2004, we acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit (“CBU”) of REMEC, Inc. CBU, based in Palm Bay, Florida, designed and manufactured RF and microwave components for military, aerospace and commercial wireless markets. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations, and cable TV systems. The aggregate cash purchase price for CBU was $8.1 million.

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

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves, except the acquisition of ATP which was primarily funded by borrowings under our domestic line of credit. The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, ATP and JDK net sales of $3.5 million and $8.3 million, respectively, have been included in our consolidated net sales for the year ended November 30, 2006. JDK net sales included in our consolidated financial statements amounted to $639,000 for the year ended November 30, 2005. ATP and JDK comprise our newly created Sensors and Controls Business segment. Amplifonix, CBU, and SEI are all reported within our Microwave Components and Systems Business for operating segment purposes.

Asset Impairment Loss

In August 2005, our 100,000 square foot ceramic manufacturing facility in New Orleans, Louisiana, was severely damaged by Hurricane Katrina and related flooding (the “Hurricane”). As a result of the Hurricane, we recorded net asset impairment losses and related expenses of $274,000 in the year ended November 30, 2005. This amount, which has been included in general and administrative expense in fiscal 2005, consists of the following: inventory losses of $1.0 million; building and equipment losses of $3.6 million including the reduction of the affected land and building to its estimated fair value of $450,000; direct clean-up, asset assessment, and repair costs of $1.7 million; less expected insurance proceeds of $6.0 million. As of November 30, 2006, we had received $4.5 million of the insurance proceeds and we believe it is probable that we will receive another $1.5 million in fiscal 2007 upon final settlement of all related claims.

In March 2006, we sold the land and building in New Orleans at a net selling price of $246,000. As a result, we recorded an additional asset impairment loss of $204,000, representing the difference between the net selling price and the property’s previously estimated fair value of $450,000. In 2006, we also incurred final clean-up and asset assessment costs of $183,000. Accordingly, an asset impairment loss in the aggregate amount of $387,000 has been included in general and administrative expense in our consolidated statement of income for the year ended November 30, 2006.

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions and our ability to fully resume manufacturing of ceramic capacitors, (2) our projected capital expenditures, (3) our anticipated research and development expenses, and (4) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors That May Affect Future Results”, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During 2006, our consolidated net sales increased by $27.3 million or 27.8% from 2005. Shipments of our sensors and control products grew by $11.2 million, reflecting our recent business acquisitions. Sales of our microwave components and systems increased by $10.3 million, as demand for these products among military/aerospace customers continues to be strong. Sales of our signal and power integrity components were up $6.2 million in fiscal 2006, reflecting improved overall market conditions and greater availability of required ceramic components. Shipments of our power management systems declined slightly, as certain telecom equipment customers worked through temporary excess inventories.

In late August of 2005, Hurricane Katrina virtually destroyed our ceramic manufacturing plant in New Orleans, Louisiana. Our New Orleans operations designed and manufactured custom ceramic components, which are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we have had to purchase these specialty ceramic components from third party suppliers, at prices significantly greater than our previous manufactured costs. As a result of these higher costs for ceramic components, our gross margin has declined as a percentage of sales. In fiscal 2006, our gross margin was $28.8 million or 22.9% of sales, compared to $25.8 million or 26.2% of sales in fiscal 2005.

To address our ongoing ceramic component needs and re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility is becoming the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations. Presently, we expect full production to be achieved for all of our ceramic product lines by the end of May 2007. When full production levels are achieved, and all purchasing and consumption of third party ceramics are eliminated, we expect our material costs to decrease and our gross margin to return to a more historical level of approximately 28.0%.

Driven by our higher sales volume, our overall profitability improved. Net income was $5.9 million or 44 cents per share (diluted) in 2006, compared to $4.6 million or 35 cents per share in 2005. Net cash generated by operating activities was $403,000 in 2006, down $8.5 million from the preceding year. With sales volume and production requirements significantly growing, accounts receivable and inventories increased in 2006 by $4.9 million and $2.7 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility.

At November 30, 2006, our cash and cash equivalents were $3.5 million, our current ratio was 2.54 to 1.00, and our total debt to equity was 0.35 to 1.00.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2006, 2005, and 2004:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%

Cost of products sold	77.1	73.8	72.0

Gross margin	22.9	26.2	28.0

Selling, general and administrative expense	15.5	19.0	19.7

Income from operations	7.4	7.2	8.3

Other income (expense)

Interest expense	(0.4)	(0.1)	(0.1)

Other income and expense, net	0.2	0.3	0.2

Income before provision for income taxes	7.2	7.4	8.4

Provision for income taxes	2.5	2.7	3.2

Net income	4.7%	4.7%	5.2%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Signal and power integrity components	$58,472	$52,236	$63,459

Microwave components and systems	48,716	38,399	13,538

Power management systems	6,657	7,080	3,480

Sensors and controls	11,827	639	—

	$125,672	$98,354	$80,477

2006 Compared to 2005

Net Sales

In 2006, our net sales increased by $27.3 million or 27.8% from 2005. Of this $27.3 million increase, $11.2 million was in sensors and control products, reflecting our recent acquisitions of ATP and JDK. Sales of microwave components and systems grew by $10.3 million in the current year, primarily arising from increased shipments for products used in numerous military applications including counter electronic devices, military aircraft and vehicles, and secure communications. Sales of our signal and power integrity components were $58.5 million in fiscal year 2006, up $6.2 million from a year ago, reflecting improved overall market conditions throughout the passive electronic components industry. In addition, as a result of Hurricane Katrina and its related disruption of our internally manufactured ceramic components, approximately $2.1 million of signal product shipments were delayed as of the end of fiscal 2005. Sales of our power management systems declined by $423,000 in the current year, as certain of our telecom equipment customers worked through temporary excess inventories. We continue to be optimistic about the long-term growth potential of these advanced systems, which are used in various infrastructure equipment including optical networks, data centers, wireless base stations, as well as various military applications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total customer orders received in fiscal 2006 amounted to $124.6 million, an increase of $19.0 million or 18.0% from the preceding year. At November 30, 2006, our sales order backlog was $48.6 million, up $1.4 million or 3.0% from the end of fiscal 2005.

Overall, average selling prices remained relatively stable in 2006 for all of our major product lines.

Gross Margin

In late August of 2005, Hurricane Katrina virtually destroyed our ceramic manufacturing plant in New Orleans, Louisiana. Our New Orleans operations designed and manufactured custom ceramic components, which are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we have had to purchase these specialty ceramic components from third party suppliers, at prices significantly greater than our previous manufactured costs. As a result of these higher costs for ceramic components, our gross margin has declined as a percentage of sales. In fiscal 2006, our gross margin was $28.8 million or 22.9% of sales, compared to $25.8 million of 26.2% of sales in fiscal 2005. Total material costs amounted to $38.6 million or 30.7% of sales in the current year, compared to $26.2 million or 26.7% of sales last year.

To address our ongoing ceramic component needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility is becoming the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations. Presently, we expect full production to be achieved for all of our ceramic product lines by the end of May 2007. When full production levels are achieved, and all purchasing and consumption of third party ceramics are eliminated, we expect our material costs to decrease and our gross margin to return to a more historical level of approximately 28.0%.

As a percentage of sales, labor and manufacturing overhead declined slightly in the current year. Aggregate labor and manufacturing overhead expenses were 46.4% of sales in 2006, versus 47.1% of sales in 2005, principally reflecting economies of scale achieved with higher sales volumes.

At November 30, 2006, we had a total workforce of 1,548 employees, up 375 from the end of fiscal year 2005. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

Selling expense amounted to $10.4 million or 8.3% of sales in fiscal 2006, compared to $10.6 million or 10.8% of sales in fiscal 2005. The decrease in selling expense primarily arises from reductions in advertising and other discretionary expenditures. As a percentage of sales, the decline in selling expense principally reflects the impact of leveraging certain fixed selling expenses over higher sales volume. General and administrative expense was $9.0 million in 2006, versus $8.0 million in 2005. This increase of $1.0 million includes: (1) Pre-production start-up costs of $254,000 associated with our newly acquired State College facility, (2) $208,000 of equity-based compensation expense from our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”, and (3) Asset impairment losses of $113,000 associated with our former New Orleans ceramic facility, in excess of losses recorded in fiscal year 2005. The balance of the 2006 increase in general and administrative expense reflects various expenditures related to our greater business activity.

Interest Expense

Interest expense was $545,000 in fiscal 2006, up $435,000 from fiscal 2005. This increase primarily reflects our 2006 short-term borrowings. During the year ended November 30, 2006, weighted average borrowings under our domestic line of credit amounted to $6.4 million with an average interest rate of 6.43% and maximum month-end borrowings of $14.0 million. These borrowings substantially financed our acquisition of ATP, as well as certain working capital requirements. Throughout 2005, no borrowings were outstanding under our domestic line of credit arrangement.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer (“PML”) technology. We realized license fee income of $114,000 in 2006 and $62,000 in 2005 upon the granting of PML technology licenses. Although these licenses, as well as other PML licenses that we have previously granted, require certain royalties to be paid to us upon the sale of products utilizing PML technology, it is not known what future commercial value, if any, these patents and related licenses may have.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Foreign currency transaction net gains of $23,000 in 2006 and net losses of $38,000 in 2005 were recognized and included in nonoperating income and expense.

We realized interest income of $133,000 in 2006 and $275,000 in 2005 from temporary cash investments.

Income Taxes

Our effective income tax rate was 35.0% in 2006 and 37.1% in 2005, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions, foreign income tax rates, and the U.S. domestic manufacturers deduction.

At November 30, 2006, we had recorded certain deferred tax assets, including aggregate state net operating loss carryforwards of $307,000 expiring at varying amounts through 2026. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2006.

2005 Compared to 2004

Net Sales

Our 2005 net sales increased by $17.9 million or 22.2% from 2004. This increase primarily reflects additional shipment volume for our microwave components and systems. Sales for this business segment were $38.4 million in 2005, up $24.9 million from a year ago. Of this $24.9 million increase, $10.1 million reflects Amplifonix product sales and another $11.2 million was generated by our operations in Palm Bay, Florida, which we acquired in October 2004 as part of our acquisition of CBU. Although our microwave components and systems are used in numerous industries and applications, sales in the military/aerospace sector were particularly strong in 2005. Sales of our power management systems grew by $3.6 million in fiscal 2005. Since our introduction of these advanced products a few year ago, we have gained customer recognition and market share in various telecom equipment and military applications. Shipments of our signal and power integrity components were down $11.2 million in 2005, principally reflecting poor market conditions throughout the passive electronic components industry. These market conditions began to demonstrate improvement in the fourth quarter of fiscal 2005. Additionally, because of the impact of Hurricane Katrina, $2.1 million of signal product shipments were delayed at the end of fiscal 2005.

Total customer orders received in fiscal 2005 amounted to $105.6 million, up $25.3 million or 31.4% from 2004. At November 30, 2005, our sales order backlog was $47.2 million, compared to $30.6 million at November 30, 2004.

Overall, average selling prices remained relatively stable in 2005 throughout all of our product lines.

Gross Margin

Gross margin in fiscal 2005 was $25.8 million or 26.2% of sales, compared to $22.5 million or 28.0% of sales in fiscal 2004. As a percentage of sales, material and labor costs declined in fiscal 2005 with aggregate material and labor costs amounting to 37.9% of sales in 2005 and 39.0% of sales in 2004. This decrease primarily reflects reduced material costs from numerous cost reduction programs, including the expanded worldwide sourcing of our material and component requirements. Total manufacturing overhead costs were $35.3 million or 35.9% of sales in 2005, versus $26.6 million or 33.0% of sales in 2004. The increase in manufacturing costs was principally driven by the following factors, all of relatively equal significance: ongoing integration and consolidation costs associated with our acquisitions of Amplifonix and CBU; poor absorption of fixed manufacturing overhead resulting from the decline in revenue of our signal and power integrity components business; and additional manufacturing overhead required to support the current and expected future growth of our microwave components and systems business.

At November 30, 2005, we had a total workforce of 1,173 employees, compared to 1,065 employees at November 30, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expense

In fiscal 2005, selling expense amounted to $10.6 million or 10.8% of sales, compared to $9.0 million or 11.1% of sales in fiscal 2004. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $8.0 million in 2005, versus $6.8 million in 2004. The increase in general and administrative expense includes $274,000 of net asset impairment losses and expenses related to Hurricane Katrina, $245,000 of computer software licensing fees for additional employees and system users, and $463,000 of added amortization expense primarily from acquisition-related intangible assets. The balance of the 2005 increase in general and administrative expense reflects additional expenditures for legal and professional services associated with our future compliance with the Sarbanes-Oxley Act of 2002, and other operating expenses related to our increased business levels.

Other Income and Expense

Interest expense remained relatively constant at $110,000 in fiscal 2005 and $112,000 in fiscal 2004. Reductions in bank indebtedness in 2005 were substantially offset by higher average interest rates.

In 2005, other income and expense consists of interest income from short-term investments of $275,000, PML license fee income of $62,000, and net losses on foreign currency transactions of $38,000. In 2004, other income and expense reflects $198,000 of interest income, $6,000 of PML license fee income, and $20,000 of net losses on foreign currency transactions.

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

Risk Factors That May Affect Future Results

In fiscal year 2006, approximately 24.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufacturers of telecommunications equipment, represented 7.0% of our total consolidated net sales in 2006. Several years ago, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. We also provide various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades. In fiscal 2006, military/aerospace sales were approximately 54.0% of our consolidated sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. Accordingly, there can be no assurance that sales to such customers will not decrease in the future.

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

In addition, our results of operations may be negatively affected in the future by a variety of other factors including: time delays and cost overages in ramping-up ceramic capacitor manufacturing at our new State College facilities; cost increases and delivery delays for ceramic capacitors purchased from third party suppliers; competitive pricing pressures; new technologies which decrease the demand for our products; new product offerings by our competitors; product cost changes; changes in the overall economic climate; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; and changes in product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At November 30, 2006, $9.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At November 30, 2006, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At November 30, 2006, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At November 30, 2006, we had net working capital of $31.8 million, compared to $39.5 million at November 30, 2005 and $42.3 million at November 30, 2004. At November 30, 2006, current assets were 2.54 times current liabilities, compared to 4.86 at the end of fiscal 2005 and 5.93 at the end of fiscal 2004. In 2006, the reduction in our working capital and current ratio principally reflects $9.0 million of net cash purchase price for our acquisition of ATP, which was substantially funded through borrowings under our domestic line of credit. Our net working capital and current ratio also decreased in 2006 because of the cash requirements associated with the acquisition of land, building and equipment in connection with our new ceramic manufacturing facility in State College, Pennsylvania. In 2005 and 2004, the reductions in our working capital and current ratio primarily reflect the impact of acquiring businesses (and their related long-lived assets) by utilizing some of our cash reserves.

Excluding the assets acquired from ATP, our capital expenditures for property, plant and equipment amounted to $8.6 million in 2006. Of these capital expenditures, $5.1 million relates to our new State College operations with the remaining capital expenditures principally supporting manufacturing capacity expansion in our microwave business. Insurance proceeds of $2.5 million were received in 2006 associated with the fixed assets destroyed or damaged by Hurricane Katrina, with another $1.5 million of insurance proceeds expected to be received in fiscal 2007. At November 30, 2006, we had not entered into any material commitments for additional capital expenditures.

Aggregate capital expenditures were $3.3 million in fiscal 2005 and $2.2 million in fiscal 2004. Capital expenditures in 2005 were primarily for building improvements and production equipment for our China manufacturing operations, as well as expanding capacity and improving efficiencies in our microwave components and systems business. In 2004, our capital expenditures principally related to routine replacement of fixed assets, and initial tooling for our China production requirements.

In July 2006, we acquired all of the outstanding common stock of ATP. The net cash purchase price for ATP was $9.0 million, which was substantially funded by borrowings under our domestic line of credit.

We acquired all of the outstanding common stock of JDK in October 2005. In February 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix. The total net cash purchase price for these acquired businesses was $14.5 million, which was entirely funded through available cash reserves.

In October 2004, we acquired substantially all of the assets and assumed certain liabilities of CBU. We acquired all of the outstanding common stock of SEI in February 2004. The total net cash purchase price for these acquired businesses was $13.7 million, which was entirely funded through available cash reserves.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. No shares were repurchased in fiscal 2006, 2005 or 2004. Since the inception of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $3.1 million in 2006, $2.4 million in 2005, and $1.7 million in 2004. We expect to continue our investment in research and development in 2007, as we continuously enhance existing product lines, design new signal and power integrity components, further develop our microwave products and power management systems, and increase our participation in emerging markets such as automotive.

Income taxes paid during the fiscal years ended November 30, 2006, 2005 and 2004 amounted to $2.3 million, $1.7 million, and $2.3 million, respectively. As a result of certain deferred tax assets, we expect cash outlays for income taxes to be less than income tax expense for fiscal 2007.

As of November 30, 2006, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$1,426	$295	$100	$487	$65	$70	$409
Operating leases	3,804	1,206	933	915	684	66	—

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2007, including scheduled long-term debt repayment, lease commitments, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Net cash generated by operating activities was $403,000 in 2006, down $8.5 million from the preceding year. With sales volume and production requirements significantly growing, accounts receivable and inventories increased in 2006 by $4.9 million and $2.7 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility.

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

At November 30, 2006, goodwill represented 28.9% of our total assets and 38.9% of our stockholders’ equity. In addition to a total of $16.5 million of goodwill recognized in connection with our recent acquisitions of ATP, JDK, Amplifonix, CBU and SEI, another $18.0 million of goodwill was realized in earlier acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we have performed the required annual impairment tests of goodwill and determined that no impairment loss need be recognized in the years ended November 30, 2006, 2005 and 2004.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2006, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2006, currency exchange rate gains and losses were not material.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2006, no interest rate swap agreements were outstanding.

Environmental Matters

On December 30, 2005, we acquired certain land and ceramic manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. The acquired facilities have become the design and manufacturing center for our ceramic operations, replacing the ceramic operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance is being charged to general and administrative expense on a pro rata basis over the ten year policy term, which approximates the period of remediation of the environmental liability.

Based upon estimates prepared by our environmental consultants, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2006, remediation expenditures of $419,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2.5 million, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan developed by our environmental consultants, $456,000 of the total remediation costs is expected to be incurred during the next twelve months.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that these items be recognized as current period charges. The Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of SFAS No. 151 in the fiscal year ended November 30, 2006, did not have a material impact on our financial position, results of operations, or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of SFAS No. 154 are generally effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s 2007 fiscal year). We do not expect the adoption of SFAS No. 154 to have a material impact on or financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s 2008 fiscal year). We are currently reviewing the provisions of FIN 48, but we do not expect it will have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the Company’s 2008 fiscal year). We are currently reviewing the provisions of SFAS No. 157, but we do not expect it will have a material impact on our financial position, results of operations, or cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2006, our allowance for doubtful accounts was $851,000 or approximately 3.6% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout fiscal 2007. If this improvement does not occur, or if current market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2006, we had recorded inventory reserves in the aggregate amount of $1.3 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the telecommunications equipment industry will improve and conditions throughout the military/aerospace sector will continue to be strong. If long-term market conditions do not improve, or in fact deteriorate, our long-lived assets may become materially impaired.

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

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006. Our audits also included the financial statement schedule listed in the Index 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries as of November 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 2, 2007

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2006 AND 2005

( Dollar Amounts in Thousands )

	2006	2005
Assets
Current assets
Cash and cash equivalents	$3,501	$8,386
Accounts receivable, less allowances of $ 851 in 2006 and $ 1,032 in 2005	22,676	16,188
Insurance recovery receivable	1,500	5,000
Inventories	21,754	17,832
Deferred income taxes	1,253	1,621
Prepaid expenses and other current assets	1,778	672

Total current assets	52,462	49,699

Property, plant and equipment, net	24,236	15,484

Other assets
Goodwill	34,508	28,361
Other noncurrent assets	8,001	4,458

Total other assets	42,509	32,819

Total assets	$119,207	$98,002

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$9,000	$—
Accounts payable	7,227	6,760
Income taxes payable	71	266
Accrued liabilities	4,061	2,913
Current portion of long-term debt	295	290

Total current liabilities	20,654	10,229

Long-term debt	1,131	1,426
Other liabilities	2,013	—
Deferred income taxes	6,810	4,986

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 13,874,767 shares in 2006 and 13,737,818 shares in 2005	45,361	44,376
Retained earnings	46,612	40,741
Treasury stock, 676,000 shares in 2006 and 2005, at cost	(3,628)	(3,628)
Accumulated other comprehensive income ( loss )	254	(128)

Total stockholders’ equity	88,599	81,361

Total liabilities and stockholders’ equity	$119,207	$98,002

The accompanying notes are an integral part of the consolidated financial statements. .

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

(Amounts in Thousands Except Per Share Data)

	2006	2005	2004
Net sales	$125,672	$98,354	$80,477

Cost of products sold	96,892	72,579	57,928

Gross margin	28,780	25,775	22,549

Selling, general and administrative expense	19,466	18,641	15,844

Income from operations	9,314	7,134	6,705

Other income (expense):
Interest expense	(545)	(110)	(112)
Other income and expense, net	270	299	184

	(275)	189	72

Income before provision for income taxes	9,039	7,323	6,777

Provision for income taxes	3,168	2,718	2,611

Net income	$5,871	$4,605	$4,166

Earnings per common share:
Basic	$0.45	$0.35	$0.32

Diluted	$0.44	$0.35	$0.32

Weighted average common shares outstanding:
Basic	13,127	13,054	13,012

Diluted	13,381	13,160	13,162

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

(Dollar Amounts in Thousands)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Earnings	Stock	( Loss )	Equity
Balance—November 30, 2003	13,634,585	$43,916	$31,970	$(3,628)	$(214)	$72,044

Net income	—	—	4,166	—	—	4,166
Foreign currency translation adjustments	—	—	—	—	341	341

Comprehensive income	—	—	—	—	—	4,507

Issuance of common stock upon exercise of employee stock options	85,833	378	—	—	—	378
Purchase and retirement of common stock	(14,866)	(131)	—	—	—	(131)
Tax benefits from exercise of stock options	—	44	—	—	—	44

Balance—November 30, 2004	13,705,552	44,207	36,136	(3,628)	127	76,842

Net income	—	—	4,605	—	—	4,605
Foreign currency translation adjustments	—	—	—	—	(255)	(255)

Comprehensive income	—	—	—	—	—	4,350

Issuance of common stock upon exercise of employee stock options	32,266	167	—	—	—	167
Tax benefits from exercise of stock options	—	2	—	—	—	2

Balance—November 30, 2005	13,737,818	44,376	40,741	(3,628)	(128)	81,361

Net income	—	—	5,871	—	—	5,871
Foreign currency translation adjustments	—	—	—	—	382	382

Comprehensive income	—	—	—	—	—	6,253

Issuance of common stock upon exercise of employee stock options	186,467	1,073	—	—	—	1,073
Purchase and retirement of common stock	(49,518)	(419)	—	—	—	(419)
Tax benefits from exercise of stock options	—	123	—	—	—	123
Equity-based compensation	—	208	—	—	—	208

Balance—November 30, 2006	13,874,767	$45,361	$46,612	$(3,628)	$254	$88,599

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2006, 2005 AND 2004

(Dollar Amounts in Thousands)

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$5,871	$4,605	$4,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,258	3,184	3,438
Amortization	853	626	163
Deferred income taxes	1,532	328	892
Equity-based compensation	208	—	—
Tax benefits from exercise of stock options	(123)	2	44
Loss (gain) on sale of property, plant and equipment	204	(47)	—
Non-cash insurance recoveries	(418)	—	—
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(4,950)	1,224	(2,019)
Inventories	(2,652)	(2,153)	297
Prepaid expenses and other assets	(3,822)	483	117
Accounts payable and accrued liabilities	442	681	1,588

Net cash provided by operating activities	403	8,933	8,686

Cash Flows From Investing Activities:
Proceeds from sale of property, plant and equipment	246	47	—
Insurance proceeds related to property, plant and equipment	2,500	—	—
Purchase of property, plant and equipment	(8,554)	(3,324)	(2,216)
Payments for acquired businesses, net of cash received	(9,006)	(14,586)	(13,676)

Net cash used in investing activities	(14,814)	(17,863)	(15,892)

Cash Flows From Financing Activities:
Net proceeds from short-term borrowings	9,000	—	—
Repayment of long-term debt	(290)	(390)	(285)
Net proceeds from issuance of common stock	654	167	247
Tax benefits from exercise of stock options	123	—	—

Net cash provided by (used in) financing activities	9,487	(223)	(38)

Effect of exchange rate changes on cash	39	4	—

Net decrease in cash and cash equivalents	(4,885)	(9,149)	(7,244)

Cash and cash equivalents, beginning of year	8,386	17,535	24,779

Cash and cash equivalents, end of year	$3,501	$8,386	$17,535

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

Nature of Operations

The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, microwave and sensor products that are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company’s largest markets are military/aerospace and telecommunications equipment.

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

Other Assets

Customer-related intangible assets (principally consisting of customer lists, sales order backlogs, and noncontractual customer relationships) acquired in business combinations are amortized to expense on a straight-line basis over estimated useful lives ranging from 3 to 10 years. Patents and patent rights are amortized to expense on a straight-line basis over periods not exceeding 17 years. The carrying value of these long-lived assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. No impairment losses have been recognized in any of the periods presented herein.

Debt issuance costs are amortized to expense on a straight-line basis over the term of the related indebtedness, which does not differ materially from the interest method.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Revenue is recognized when all significant contractual obligations have been met, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer’s purchase order or sales agreement. Sales to third party distributors are made under contractual agreements that allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by the distributor. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

The Company’s contracts and customer purchase orders do not include any customer acceptance clauses. In addition, the Company does not normally offer or grant any discounts. The Company’s product warranties generally extend for one year, and are limited to the repair and replacement value of the product. The Company does not have any other post shipment obligations. Sales returns and warranty expense are recorded as incurred and were not material in any of the periods presented herein.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $795,000 in 2006, $924,000 in 2005, and $701,000 in 2004.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $3,078,000 in 2006, $2,440,000 in 2005, and $1,699,000 in 2004.

Equity—Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced that it would provide a phased-in implementation process for SFAS No. 123R. As a result of this phased-in process, the provisions of SFAS No. 123R had to be adopted by most public entities no later than the beginning of the first fiscal year commencing after June 15, 2005 (the Company’s 2006 fiscal year). SFAS No. 123R applies to all awards granted after the required effective date; to awards modified, repurchased, or cancelled after that date; and all nonvested options outstanding as of the effective date.

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized from the effective date on the portion of outstanding awards for which the requisite service has not yet been rendered. The compensation cost for these awards is determined based on their grant date fair value previously calculated for pro forma disclosures under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

For the year ended November 30, 2006, total equity-based compensation expense of $208,000 was included in general and administrative expense and deducted in arriving at income before income taxes. As a result, net income in fiscal year 2006 was reduced by $174,000 or $0.01 per share. This equity-based compensation expense all relates to stock options previously granted under the Company’s two stock option plans.

Prior to adopting SFAS No. 123R on December 1, 2005, the Company’s equity-based employee compensation expense was accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option’s exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no equity-based compensation expense was recognized in the Company’s financial statements for the years ended November 30, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to equity-based employee compensation for the years ended November 30, 2005 and 2004 (in thousands, except per share data):

	2005	2004
Net income, as reported	$4,605	$4,166

Less: Stock-based employee compensation expense determined under fair value method, net of related tax effect	1,722	666

Pro forma net income	$2,883	$3,500

Earnings per common share:
Basic, as reported	$0.35	$0.32
Basic, pro forma	0.22	0.27

Diluted, as reported	0.35	0.32
Diluted, pro forma	0.22	0.27

The fair value of each option granted under the Company’s stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended November 30, 2005 and 2004:

	2005	2004
Expected volatility	20.00%	32.00%
Risk-free interest rate	2.46%	2.00%
Expected dividend yield	0.00%	0.00%
Expected option life in years	5.00	5.00

During the year ended November 30, 2006, no options were granted under the Company’s two stock option plans. At November 30, 2006, the total future equity-based compensation expense expected to be recognized (related to outstanding nonvested options) is $29,000 in fiscal 2007 and $1,000 in fiscal 2008.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock options. The treasury stock method is used to calculate the effect of dilutive shares, which reduces the gross number of dilutive shares by the number of shares that could be repurchased from the proceeds of the options assumed to be exercised.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that these items be recognized as current period charges. The Statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 in the fiscal year ended November 30, 2006, did not have a material impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The provisions of SFAS No. 154 are generally effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s 2007 fiscal year). The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s 2008 fiscal year). The Company is currently reviewing the provisions of FIN 48, but does not expect it will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the Company’s 2008 fiscal year). The Company is currently reviewing the provisions of SFAS No. 157, but does not expect it will have a material impact on its financial position, results of operations, or cash flows.

2.	Acquisitions

On July 14, 2006, the Company acquired all of the outstanding common stock of Advanced Thermal Products, Inc. (“ATP”). ATP, based in St Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors. ATP’s products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, consumer electronics, energy management, food service, and electronic controls market. The acquisition significantly expands the Company’s sensors and controls product offerings and capabilities. In addition, the Company believes that its low-cost manufacturing capability and established military sales channels will provide additional revenue opportunities and improved profitability for ATP products. These factors contributed to a purchase price resulting in the recognition of goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate cash purchase price for ATP was $9,507,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The fair market values of land, buildings and improvements were determined by an independent appraisal. For machinery and equipment, fair market values were primarily determined by reference to historical and depreciated costs. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of $74,000, was primarily funded by borrowings under the Company’s domestic line of credit.

The allocation of the purchase price to the ATP assets acquired and liabilities assumed is as follows (in thousands):

Cash and cash equivalents	$501
Accounts receivable	1,322
Inventories	1,173
Prepaid expenses and other current assets	50
Land and improvements	45
Buildings and improvements	755
Machinery and equipment	175
Identifiable intangible assets	468
Accounts payable	(333)
Accrued liabilities	(136)
Deferred income taxes	(289)
Goodwill	5,776

$9,507

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from 3 to 10 years, with a weighted average amortization period of 8.3 years. The ATP goodwill acquired has been assigned to the Company’s Sensors and Controls reportable operating segment. The Company does not expect the acquired goodwill to be amortizable or deductible for tax purposes.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the ATP acquisition had occurred on December 1, 2004 (in thousands, except per share data):

	2006	2005
Net sales	$130,872	$106,001

Net income	5,514	5,046

Earnings per common share:
Basic	0.42	0.39
Diluted	0.41	0.38

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

On October 31, 2005, the Company acquired all of the outstanding common stock of JDK Controls, Inc. (“JDK”). JDK, based in Grass Valley, California, designs and manufactures precision co-molded conductive plastic position sensors and related assemblies. JDK’s products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, missile programs, military vehicles, fighter aircraft, and various automotive controls. The aggregate cash purchase price for JDK was $4,110,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 11, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. (“Amplifonix”). Amplifonix, based in Philadelphia, Pennsylvania, designs and manufactures radio frequency (“RF”) and microwave amplifiers, switches, detectors, integrated assemblies, and voltage controlled oscillators. These products are primarily used in military and aerospace applications including military aircraft, secure communications, missiles, radar, and defense systems. The aggregate cash purchase price for Amplifonix was $10,360,000.

For each of these fiscal year 2005 acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the JDK and Amplifonix businesses have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2005 and 2004, has been prepared as if the JDK and Amplifonix acquisitions had occurred on December 1, 2003 (in thousands, except per share data):

	2005	2004
Net sales	$107,614	$96,740

Net income	4,752	4,736

Earnings per common share:
Basic	0.36	0.36
Diluted	0.36	0.36

On October 15, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of the RF and microwave Components Business Unit (“CBU”) of REMEC, Inc. CBU, based in Palm Bay, Florida, designs and manufactures RF and microwave components for military, aerospace and commercial wireless markets. These high-end components include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Major applications for these products include weapons systems, missiles, satellite systems, wireless base stations and cable TV systems. The aggregate cash purchase price for CBU was $8,121,000.

On February 27, 2004, the Company acquired all of the outstanding common stock of Salisbury Engineering, Inc. (“SEI”). SEI, based in Delmar, Delaware, designs and manufactures various RF and microwave components and systems used primarily in military and aerospace applications. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors, and global positioning system noise amplifiers. The aggregate cash purchase price for SEI was $5,585,000.

For each of these fiscal year 2004 acquisitions, the purchase price was entirely funded through our available cash reserves. The results of operations of the CBU and SEI acquired businesses have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2004 and 2003, has been prepared as if the CBU and SEI acquisitions had occurred on December 1, 2002 (in thousands, except per share data):

	2004	2003
Net sales	$95,120	$84,910

Net income	3,543	894

Earnings per common share:
Basic	0.27	0.07
Diluted	0.27	0.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Asset Impairment Loss

In August 2005, the Company’s ceramic manufacturing operations in New Orleans, Louisiana, were severely damaged by Hurricane Katrina and related flooding (the “Hurricane”). As a result of the Hurricane, the Company recorded net asset impairment losses and related expenses of $274,000 in the year ended November 30, 2005. This amount, which has been included in general and administrative expense in fiscal 2005, consists of the following: inventory losses of $1,028,000; building and equipment losses of $3,596,000 including the reduction of the affected land and building to its estimated fair value of $450,000; direct clean-up, asset assessment, and repair costs of $1,650,000; less expected insurance proceeds of $6,000,000. As of November 30, 2006, the Company had received $4,500,000 of insurance proceeds and management believes it is probable that the Company will receive another $1,500,000 in fiscal 2007 upon final settlement of all related claims.

In March 2006, the Company sold its land and building in New Orleans at a net selling price of $246,000. As a result, the Company recorded an additional asset impairment loss of $204,000, representing the difference between the net selling price and the property’s previously estimated fair value of $450,000. In 2006, the Company also incurred final clean-up and asset assessment costs of $183,000. Accordingly, an asset impairment loss in the aggregate amount of $387,000 has been included in general and administrative expense in the Company’s statement of income for the year ended November 30, 2006.

4.	Inventories

Inventories by major classification are as follows:

	November 30
	2006	2005
	(in thousands)
Finished goods	$2,419	$2,417
Work-in-process	6,586	4,974
Raw materials	12,749	10,441

	$21,754	$17,832

At November 30, 2006 and 2005, inventories are presented net of inventory reserves of $1,341,000 and $2,510,000, respectively.

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2006	2005
	(in thousands)
Land and improvements	$2,190	$1,730
Buildings and improvements	15,035	9,595
Machinery and equipment	32,030	25,882

	49,255	37,207

Less accumulated depreciation	25,019	21,723

	$24,236	$15,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill

Changes in the carrying amount of goodwill for the years ended November 30, 2006 and 2005, in total and for each reportable segment, are summarized as follows (in thousands):

	2006	2005
Goodwill, beginning of year	$28,361	$22,019
Goodwill acquired	6,147	6,342

Goodwill, end of year	$34,508	$28,361

2006	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls
Goodwill, beginning of year	$14,243	$12,559	$1,559

Goodwill acquired	—	—	6,147

Goodwill, end of year	$14,243	$12,559	$7,706

2005
Goodwill, beginning of year	$14,243	$7,776	$—

Goodwill acquired	—	4,783	1,559

Goodwill, end of year	$14,243	$12,559	$1,559

During the year ended November 30, 2006, the Company recorded $5,776,000 of goodwill in connection with its acquisition of ATP. During the current year, in connection with its 2005 acquisition of JDK, the Company also finalized the allocation of the JDK purchase price to the assets acquired and liabilities assumed. As a result of this final allocation, additional goodwill of $371,000 was recorded in fiscal 2006 along with a deferred income tax liability of the same amount.

7.	Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2006	2005
	(in thousands)
Amortizable assets:

Customer-related intangibles	$5,284	$4,816
Patents and patent rights	278	353
Debt issuance costs	205	205

	5,767	5,374
Less accumulated amortization	1,794	1,060

	3,973	4,314
Other assets:
Prepaid environmental liability insurance (see Note 11)	3,850	—
Deferred charges	178	144

Other noncurrent assets	$8,001	$4,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During each of the five years ending November 30, 2011, amortization expense is expected to approximate $812,000, $603,000, $447,000, $438,000 and $401,000, respectively.

8.	Short-Term Debt

Short-term debt consists of the following:

	November 30
	2006	2005
	(in thousands)
Notes payable – domestic line of credit (1)	$9,000	$—

Notes payable – foreign line of credit (2)	—	—

	$9,000	$—

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the year ended November 30, 2006, weighted average borrowings under the revolving line of credit amounted to $6,384,000 with an average interest rate of 6.43%, and maximum month-end borrowings of $14,000,000. Throughout 2005, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2006, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,319,000 (Euro 1,000,000). During the years ended November 30, 2006 and 2005, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

9.	Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2006	2005
	(in thousands)
Accrued salaries and wages	$3,209	$2,589
Accrued environmental remediation costs (see Note 11)	456	—
Accrued interest	151	52
Accrued other expenses	245	272

	$4,061	$2,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Long-Term Debt

Long-term debt consists of the following:

	November 30
	2006	2005
	(in thousands)
Industrial revenue bonds at variable interest rate (3.63% at November 30, 2006 and 2.90% at November 30, 2005) (1)	$200	$400

Industrial revenue bonds at an interest rate of 5.36% (2)	720	770

Mortgage note payable to bank at an interest rate of 8.50% (3)	506	546

Total	1,426	1,716
Less current portion	295	290

Long-term debt	$1,131	$1,426

(1)	The industrial revenue bonds are collateralized by certain equipment and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds bear interest at approximately 40% of the prevailing prime rate and require a final principal payment of $200,000 due in March 2007.
(2)	The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.
(3)	The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2011, are $295,000 in 2007, $100,000 in 2008, $487,000 in 2009, $65,000 in 2010, and $70,000 in 2011.

11.	Other Liabilities

Other liabilities consists of the following:

	November 30
	2006	2005
	(in thousands)
Accrued environmental remediation costs	$2,469	$—

Less current portion	456	—

	$2,013	$—

On December 30, 2005, the Company acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. The acquired facilities have become the design and manufacturing center for the Company’s ceramic operations, replacing the ceramic operations previously conducted by the Company in New Orleans, Louisiana.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, the Company entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) the Company agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the Company’s costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) the Company purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4,762,000. The cost of the insurance is being charged to general and administrative expense on a pro rata basis over the 10 year policy term, which approximates the period of remediation of the environmental liability.

Based upon estimates prepared by the Company’s environmental consultants, a liability of $2,888,000 was recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2006, remediation expenditures of $419,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2,469,000, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the current remediation plan developed by the Company’s environmental consultants, $456,000 of the total remediation costs are expected to be incurred during the next twelve months.

12.	Fair Value of Financial Instruments

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2006 and 2005, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2006, 2005 and 2004 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $6,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2006, the Company had repurchased 676,000 shares at an aggregate cost of $3,628,000. The repurchased shares are held as treasury stock.

14.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance – November 30, 2003	$(214)

Foreign currency translation adjustments	341

Balance – November 30, 2004	127

Foreign currency translation adjustments	(255)

Balance – November 30, 2005	(128)

Foreign currency translation adjustments	382

Balance – November 30, 2006	$254

15.	Other Income and Expense

Other income and expense for the years ended November 30, 2006, 2005, and 2004 consist of the following (in thousands):

	2006	2005	2004
Investment income	$133	$275	$198
Patent licensing fees	114	62	6

Gain (loss) on foreign currency transactions	23	(38)	(20)

	$270	$299	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Income Taxes

For the years ended November 30, 2006, 2005, and 2004, income before income taxes consists of the following (in thousands):

	2006	2005	2004
U.S. operations	$8,677	$7,064	$6,291
Foreign operations	362	259	486

	$9,039	$7,323	$6,777

For the years ended November 30, 2006, 2005, and 2004, the provision for income taxes consists of the following (in thousands):

	2006	2005	2004
Current
U.S. Federal	$1,371	$2,201	$1,480
Foreign	66	25	182
State	199	164	56

Deferred
U.S. Federal	1,291	193	622
State	241	135	271

	$3,168	$2,718	$2,611

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2006, 2005, and 2004 consists of the following (in thousands):

	2006	2005	2004
Statutory federal income tax	$3,073	$2,490	$2,304
State income taxes, net of federal tax effect	290	198	216
Repatriation of foreign earnings	—	113	—
Foreign tax rates	(56)	(63)	19
Other items	(139)	(20)	72

	$3,168	$2,718	$2,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2006	2005
	(in thousands)
Deferred tax assets:
Inventory valuation	$497	$926
Accrued compensation	484	359
Allowance for doubtful accounts	304	367
Amortization of intangible assets	270	211
Net operating loss carryforwards	14	17
Other	—	7

Deferred tax assets	1,569	1,887

Deferred tax liabilities:
Amortization of intangible assets	3,172	2,113
Depreciation of plant and equipment	2,235	1,534
Investment in subsidiaries	1,687	1,563
Other	32	42

Deferred tax liabilities	7,126	5,252

Net deferred tax liabilities	$(5,557)	$(3,365)

	November 30
	2006	2005
	(in thousands)
Net deferred tax assets:
Current	$1,253	$1,621

Net deferred tax liabilities:	(6,810)	(4,986)

Noncurrent	$(5,557)	$(3,365)

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

The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2006, the aggregate undistributed earnings of the foreign subsidiaries amounted to $3,710,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At November 30, 2006, the Company had state net operating loss carryforwards of $307,000 expiring at varying amounts through 2026.

17.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2006	2005	2004
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$5,871	$4,605	$4,166

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	13,127	13,054	13,012

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	13,127	13,054	13,012

Effect of dilutive stock options	254	106	150

	13,381	13,160	13,162

Earnings per common share:
Basic	$0.45	$0.35	$0.32

Diluted	$0.44	$0.35	$0.32

In 2005, options to purchase 802,150 shares of Common Stock, at a weighted average exercise price of $8.12 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. Options to purchase 648,650 shares of Common Stock in 2004, at a weighted average exercise price of $9.20 per share, were similarly excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2006, 2005, and 2004 consists of the following (in thousands):

	2006	2005	2004
Cash paid during the year for:

Interest	$446	$121	$129
Income taxes	2,284	1,745	2,332

Liabilities assumed in connection with:

Purchase of land and buildings	2,888	—	—
Business acquisitions	758	1,097	1,166

19.	Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2006, options to purchase 992,217 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2006, 2005, and 2004 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2003	1,017,900	$4.13 – 11.25	$6.96	$7,081,000
Granted during the year	257,000	7.00 – 8.68	8.58	2,204,000
Exercised during the year	(85,833)	4.13 – 5.27	4.40	(378,000)
Forfeitures and expirations	(3,450)	5.25 – 10.06	8.70	(30,000)

Outstanding – November 30, 2004	1,185,617	5.05 – 11.25	7.49	8,877,000
Granted during the year	748,900	6.31 – 7.60	6.75	5,052,000
Exercised during the year	(32,266)	5.05 – 5.27	5.18	(167,000)
Forfeitures and expirations	(180,300)	5.25 – 11.25	10.69	(1,928,000)

Outstanding – November 30, 2005	1,721,951	5.05 – 10.06	6.87	11,834,000
Granted during the year	—	—	—	—
Exercised during the year	(186,467)	5.05 – 7.00	5.75	(1,073,000)
Forfeitures and expirations	(157,950)	5.25 – 10.06	9.06	(1,430,000)

Outstanding – November 30, 2006	1,377,534	$5.05 – 8.68	$6.77	$9,331,000

Exercisable:
November 30, 2006	382,935	$5.05 – 8.68	$6.34	$2,426,000

November 30, 2005	457,512	$5.05 – 10.06	$6.97	$3,189,000

November 30, 2004	410,561	$5.25 – 11.25	$8.85	$3,633,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2006:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$5.05 – 6.00	301,634	227,602
6.01 – 8.00	840,900	77,000
8.01 – 8.68	235,000	78,333

At November 30, 2006, the weighted average remaining contractual life of outstanding options was 3.1 years. During the years ended November 30, 2005 and 2004, the weighted average fair value of options granted was $1.55 and $2.71 per share, respectively.

Effective June 21, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees, officers and directors of the Company under its stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $6.94, the closing price of the Company’s Common Stock on June 20, 2005. With this action, options to purchase 544,900 shares of the Company’s Common Stock that would otherwise have vested at various times within the following four years became fully vested. As a result of accelerating the vesting of these “out-of-the-money” stock options, a substantial majority of all outstanding options at November 30, 2006 are fully vested.

At November 30, 2006, the aggregate intrinsic value of all outstanding stock options was $2,833,000, including an aggregate intrinsic value of $955,000 for all exercisable stock options. During the year ended November 30, 2006, stock options were exercised for 186,467 shares, which represented an aggregate intrinsic value of $576,000.

20.	Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $493,000 in 2006, $387,000 in 2005, and $260,000 in 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although its products are used in many industries, the Company’s largest markets are military/aerospace and telecommunications equipment. Accounts receivable from military/aerospace customers represented approximately 54% of total accounts receivable at November 30, 2006 and 45% at November 30, 2005. At November 30, 2006 and 2005, approximately 24% and 37%, respectively, of the Company’s accounts receivable were from customers in the telecommunications equipment industry. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

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

The Company’s current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru (“MLFT”) filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our recently created Sensors and Controls Business designs and manufactures rotary and linear positioning sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. For the years ended November 30, 2006, 2005, and 2004, reportable segment information is as follows (in thousands):

2006	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors And Controls	Total
Revenue from unaffiliated customers	$58,472	$48,716	$6,657	$11,827	$125,672
Depreciation expense	1,739	1,135	109	127	3,110
Segment income	9,393	12,840	2,029	1,704	25,966
Segment assets
Tangible assets	21,986	14,076	1,190	3,921	41,173
Goodwill	14,243	12,559	—	7,706	34,508
Capital expenditures	6,337	1,189	749	256	8,531

2005
Revenue from unaffiliated customers	52,236	38,399	7,080	639	98,354
Depreciation expense	1,880	970	211	33	3,094
Segment income (loss)	14,841	6,897	1,418	(14)	23,142
Segment assets
Tangible assets	14,290	15,527	611	827	31,255
Goodwill	14,243	12,559	—	1,559	28,361
Capital expenditures	1,753	1,459	—	69	3,281

2004
Revenue from unaffiliated customers	63,459	13,538	3,480	—	80,477
Depreciation expense	2,748	395	164	—	3,307
Segment income	19,671	700	277	—	20,648
Segment assets
Tangible assets	20,441	8,956	190	—	29,587
Goodwill	14,243	7,776	—	—	22,019
Capital expenditures	1,491	625	14	—	2,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2006, 2005, and 2004, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation expense	2006	2005	2004
Total depreciation expense for reportable segments	$3,110	$3,094	$3,307
Unallocated amounts:
Depreciation expense related to general and administrative activities	148	90	131

Consolidated depreciation expense	$3,258	$3,184	$3,438

Income before provision for income taxes	2006	2005	2004
Total income for reportable segments	$25,966	$23,142	$20,648
Unallocated amounts:
Selling, general and administrative expense	(16,652)	(16,008)	(13,943)
Interest expense	(545)	(110)	(112)
Other income	270	299	184

Consolidated income before provision for income taxes	$9,039	$7,323	$6,777

Assets	2006	2005	2004
Total assets for reportable segments	$75,681	$59,616	$51,606
Unallocated amounts:
Cash and cash equivalents	3,501	8,386	17,535
Accounts receivable	22,676	16,188	15,484
Insurance recovery receivable	1,500	5,000	—
Other assets	15,849	8,812	6,724

Total consolidated assets	$119,207	$98,002	$91,349

Capital expenditures	2006	2005	2004
Total capital expenditures for reportable segments	$8,531	$3,281	$2,130
Unallocated amounts:
Capital expenditures related to general and administrative activities	23	43	86

Total consolidated capital expenditures	$8,554	$3,324	$2,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2006, 2005, and 2004 is as follows (in thousands):

2006	United States	Mexico	China	Germany	All Other Countries	Total
Revenue from unaffiliated customers	$99,403	$1,376	$3,710	$5,327	$15,856	$125,672
Long-lived assets:
Property, plant and equipment	22,682	93	1,434	27	—	24,236
Intangible assets	38,481	—	—	—	—	38,481

2005
Revenue from unaffiliated customers	71,931	1,425	3,568	4,678	16,752	98,354
Long-lived assets:
Property, plant and equipment	14,507	113	833	31	—	15,484
Intangible assets	32,675	—	—	—	—	32,675

2004
Revenue from unaffiliated customers	50,649	621	7,431	4,457	17,319	80,477
Long-lived assets:
Property, plant and equipment	15,579	132	214	41	—	15,966
Intangible assets	24,277	—	—	—	—	24,277

In 2006, sales to the Company’s largest single customer (a prime supplier to the military/aerospace industry) represented 7% of the Company’s total consolidated net sales. Sales to this major customer primarily consisted of microwave components and systems. In 2005 and 2004, the Company’s largest single customer (an original equipment manufacturer of telecommunications equipment) represented 5% and 9%, respectively, of total consolidated net sales. Sales to this major customer primarily consisted of signal and power integrity components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.	Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2006
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$25,560	$31,884	$33,232	$34,996
Gross margin	5,220	7,810	7,483	8,267
Net income	290	1,729	1,852	2,000
Earnings per common share:
Basic	0.02	0.13	0.14	0.15
Diluted	0.02	0.13	0.14	0.15

	Year Ended November 30, 2005
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$21,142	$25,882	$25,901	$25,429
Gross margin	4,923	6,542	7,318	6,992
Net income	607	1,322	1,558	1,118
Earnings per common share:
Basic	0.05	0.10	0.12	0.09
Diluted	0.05	0.10	0.12	0.08

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

24.	Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

25.	Operating Leases

The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2011. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follow (in thousands):

2007	$1,206
2008	933
2009	915
2010	684
2011	66

$3,804

Total rent expense under all operating leases amounted to $2,237,000 in 2006, $1,384,000 in 2005, and $1,311,000 in 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2006.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 3 and 4 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 2, 2007 (the “Proxy Statement”) is incorporated herein by reference.

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

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position
John P. Freeman	52	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	54	Senior Vice President, Signal and Power Integrity Products

Robert J. McKenna	53	Senior Vice President, New Business and Resource Development

Richard A. Southworth	64	President, Chief Executive Officer

James F. Toohey	72	Secretary

Brian F. Ward	47	Senior Vice President, Sensors and Controls

Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.

Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions including General Manager of the Company’s Interconnect Products Division, Vice President of the Company’s Signal Integrity Products Group, and Senior Vice President of Signal and Power Integrity Products. In his current position, Mr. Howanitz is responsible for the Company’s EMI filter, components and power integrity products business.

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

The information set forth under “Executive Compensation” on pages 7 through 11 of the Proxy Statement is incorporated herein by reference.

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

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2007” on page 13 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

		Page No
	Report of Independent Registered Public Accounting Firm	34

	Consolidated Balance Sheets as of November 30, 2006 and 2005	35
	Consolidated Statements of Income for the Years Ended November 30, 2006, 2005, and 2004	36
	Consolidated Statements of Stockholders’ Equity for the Years Ended November 30, 2006, 2005, and 2004	37
	Consolidated Statements of Cash Flows for the Years Ended November 30, 2006, 2005, and 2004	38

	Notes to Consolidated Financial Statements	39-61

(2)	Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

	Schedule II - Valuation and Qualifying Accounts	67

All other schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

(3)	Exhibits—The following is the index to exhibits for Spectrum Control, Inc. and subsidiaries.

	Description of Exhibit	Page No.
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

	Subsidiaries of the Company (21.1)	68-69

	Consent of Ernst & Young LLP (23.1)	70

	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	71

	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	72

	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (32.1)	73

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 23, 2007		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Bates	Director	February 23, 2007

/s/ Edwin R. Bindseil	Director	February 23, 2007

/s/ John P. Freeman	Director,	February 23, 2007
Chief Financial Officer, and Principal Accounting Officer

/s/ J. Thomas Gruenwald	Director	February 23, 2007

/s/ Scott D. Krentzman	Director	February 23, 2007

/s/ Melvin Kutchin	Director	February 23, 2007

/s/ John M. Petersen	Director	February 23, 2007

/s/ Gerald A. Ryan	Director	February 23, 2007

/s/ James F. Toohey	Director	February 23, 2007

Spectrum Control, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2006

(Amounts in Thousands)

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended November 30, 2004:

Allowance for doubtful accounts	$919	$301	$235	(1)	$985

Reserve for excess and slow- moving inventories	$2,043	$892	$1,478	(2)	$1,457

Year ended November 30, 2005

Allowance for doubtful accounts	$985	$307	$260	(1)	$1,032

Reserve for excess and slow- moving inventories	$1,457	$1,539	$486	(2)	$2,510

Year ended November 30, 2006:

Allowance for doubtful accounts	$1,032	$266	$447	(1)	$851

Reserve for excess and slow- moving inventories	$2,510	$1,005	$2,174	(2)	$1,341

(1)	Uncollectible accounts written off, net of recoveries
(2)	Inventories physically scrapped