Form 10-Q
period 2007-02-28
SPECTRUM CONTROL INC
filed 2007-04-02
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2007	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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
Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2007
Common, no par value	13,330,860

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 28,	November 30,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$ 2,888	$ 3,501
Accounts receivable, less allowances of $ 908
in 2007 and $ 851 in 2006	24,215	22,676
Insurance recovery receivable	-	1,500
Inventories	23,056	21,754
Deferred income taxes	1,253	1,253
Prepaid expenses and other current assets	1,950	1,778
Total current assets	53,362	52,462

Property, plant and equipment, net	24,170	24,236

Other assets
Goodwill	35,760	34,508
Other noncurrent assets	7,970	8,001
Total other assets	43,730	42,509

Total assets	$ 121,262	$ 119,207

Liabilities And Stockholders' Equity
Current liabilities
Short-term debt	$ 8,000	$ 9,000
Accounts payable	7,362	7,227
Income taxes payable	267	71
Accrued liabilities	4,190	4,061
Current portion of long-term debt	295	295
Total current liabilities	20,114	20,654

Long-term debt	1,067	1,131
Other liabilities	1,910	2,013
Deferred income taxes	7,146	6,810

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 13,966,860 shares
in 2007 and 13,874,767 shares in 2006	45,705	45,361
Retained earnings	48,731	46,612
Treasury stock, 676,000 shares in 2007
and 2006, at cost	(3,628)	(3,628)
Accumulated other comprehensive income	217	254
Total stockholders' equity	91,025	88,599

Total liabilities and stockholders' equity	$ 121,262	$ 119,207

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended
	February 28,
	2007	2006

Net sales	$ 32,887	$ 25,560

Cost of products sold	25,085	20,340

Gross margin	7,802	5,220

Selling, general and administrative expense	4,437	4,892

Income from operations	3,365	328

Other income ( expense ) :
Interest expense	(167)	(41)
Other income and expense, net	165	182
	(2)	141

Income before provision for income taxes	3,363	469

Provision for income taxes	1,244	179

Net income	$ 2,119	$ 290

Earnings per common share :
Basic	$ 0.16	$ 0.02
Diluted	$ 0.16	$ 0.02

Average number of common shares
outstanding :
Basic	13,230	13,062
Diluted	13,587	13,192

Dividends per common share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Three Months Ended
	February 28,
	2007	2006
Cash Flows From Operating Activities :
Net income	$ 2,119	$ 290
Adjustments to reconcile net income to
net cash provided by ( used in ) operating activities :
Depreciation	892	836
Amortization	210	196
Deferred income taxes	336	47
Equity-based compensation	7	52
Asset impairment loss	-	200
Non-cash insurance recoveries	(103)	-
Changes in assets and liabilities, excluding
effects of business acquisitions:
Accounts receivable	(1,192)	(1,932)
Inventories	(915)	(728)
Prepaid expenses and other assets	(225)	(4,518)
Accounts payable and accrued expenses	363	(496)
Net cash provided by ( used in ) operating activities	1,492	(6,053)

Cash Flows From Investing Activities :
Insurance proceeds related to property, plant and equipment	1,748	-
Purchase of property, plant and equipment	(728)	(2,430)
Payment for acquired businesses, net of cash received	(2,365)	-
Net cash used in investing activities	(1,345)	(2,430)

Cash Flows From Financing Activities :
Net proceeds (repayment) of short-term borrowings	(1,000)	2,000
Repayment of long-term debt	(64)	(60)
Net proceeds from issuance of common stock	337	-
Net cash provided by (used in) financing activities	(727)	1,940

Effect of exchange rate changes on cash	(33)	(5)

Net decrease in cash and cash equivalents	(613)	(6,548)

Cash and cash equivalents, beginning of period	3,501	8,386

Cash and cash equivalents, end of period	$ 2,888	$ 1,838

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 28, 2007

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

The income tax rates utilized for interim financial statement purposes for the periods ended February 28, 2007 and 2006 are based on estimates of income and other pertinent tax matters for the entire year.

The balance sheet at November 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2006.

Note 2 - Nature of Operations

The Company designs and manufactures control products and systems for the electronics industry, and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, microwave, and sensor products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest markets are military/aerospace and telecommunications equipment.

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

Note 4 - Acquisition

On January 26, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. ("EMF"). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies ("IMA"), including synthesizers and phase locked oscillators. These sophisticated products are used in numerous military and commercial applications such as military radar systems, secured communications, and commercial weather radar. The Company believes that the IMA product offerings and oscillator components included with this acquisition are a natural complement and extension to its existing Microwave Components and Systems business segment. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for EMF products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for EMF was approximately $2,365,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of approximately $26,000, was primarily funded by borrowings under the Company's domestic line of credit.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$ 352
Inventories	388
Prepaid expenses and other current assets	2
Machinery and equipment	100
Identifiable intangible assets	375
Accounts payable	(11)
Accrued liabilities	(93)
Goodwill	1,252
$ 2,365

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from three to ten years, with a weighted average amortization period of approximately 8.6 years.

The goodwill acquired has been assigned to the Company's Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15 year period.

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2005 (in thousands, except per share data):

	Three Months Ended
	February 28,
	2007	2006

Net sales	$ 33,373	$ 26,301

Net income	2,148	323

Earnings per common share:
Basic	0.16	0.02
Diluted	0.16	0.02

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

Note 5 - Asset Impairment Loss

In August 2005, the Company's ceramic manufacturing operations in New Orleans, Louisiana, were severely damaged by Hurricane Katrina and related flooding (the "Hurricane"). As a result, the Company recorded an asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected aggregate insurance proceeds of $6,000,000), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, the Company sold the New Orleans land and building at a net selling price of approximately $250,000. Accordingly, for the three month period ended February 28, 2006, the Company reduced the carrying value of the land and building to $250,000 and recorded an additional asset impairment loss of $200,000. This asset impairment loss has been included in the Company's general and administrative expense for the three month period ended February 28, 2006.

As of November 30, 2006, the Company had received $4,500,000 of insurance proceeds for its Hurricane-related claims, and the Company had recorded an insurance recovery receivable of $1,500,000 for expected additional insurance proceeds. On January 16, 2007, the Company received insurance proceeds of $1,748,000 upon the final settlement of all related claims. Accordingly, $248,000 has been credited against the Company's general and administrative expense for the three month period ended February 28, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable.

Note 6 - Equity-Based Compensation

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

Effective December 1, 2005, the Company adopted the provisions of SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized from the effective date on the portion of outstanding awards for which the requisite service has not yet been rendered. The compensation cost for these awards is determined based on their grant date fair value previously calculated for pro forma disclosure under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

For the three month periods ended February 28, 2007 and 2006, total equity-based compensation expense of $7,000 and $52,000, respectively, was included in general and administrative expense and deducted in arriving at income before income taxes. As a result, net income was reduced by $6,000 or less than $0.01 per share for the three month period ended February 28, 2007, and $44,000 or less than $0.01 per share for the three month period ended February 28, 2006. These amounts all relate to stock options previously granted under the Company's two stock option plans.

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, the Company may issue non-qualified options or incentive stock options. Option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. At February 28, 2007, options to purchase 1,191,499 shares of Common Stock were available for grant under the Company's stock option plans. Since November 30, 2005, no stock options have been granted by the Company. Prior to that date, the fair value of each option granted under the Company's stock options plans was estimated as of the date of grant using the Black-Scholes option pricing model.

A summary of the Company's stock option activity for the three month period ended February 28, 2007 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding - November 30, 2006	1,377,534	$5.05 - 8.68	$6.77	$9,331,000
Granted during the period	-	-	-	-
Exercised during the period	(120,834)	5.05 - 8.68	5.51	(666,000)
Forfeitures and expirations	(1,300)	5.25	5.25	(7,000)
Outstanding - February 28, 2007	1,255,400	$5.05 - 8.68	$6.90	$8,658,000

Exercisable - February 28, 2007	428,299	$5.05 - 8.68	$6.89	$2,953,000

The following table summarizes significant ranges of outstanding and exercisable stock options at February 28, 2007:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$5.05 - 6.00	192,500	168,334
6.01 - 8.00	830,900	134,299
8.01 - 8.68	232,000	125,666

At February 28, 2007, based upon a closing market price of $10.60 for the Company's Common Stock, the aggregate intrinsic value of all outstanding stock options was $4,649,000, including an aggregate intrinsic value of $1,587,000 for all exercisable stock options. During the three month period ended February 28, 2007, stock options were exercised for 120,834 shares. Based upon the market price of the Company's Common Stock on the date of exercise, the aggregate intrinsic value of the shares issued amounted to $729,000. At February 28, 2007, the weighted average remaining contractual life of outstanding options was 3.3 years.

At February 28, 2007, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options is expected to be recognized as follows:

2007	$ 22,000
2008	1,000
$ 23,000

Note 7 - Inventories Inventories by major classification are as follows (in thousands):

	February 28,	November 30,
	2007	2006

Finished goods	$ 2,434	$ 2,419
Work - in - process	6,990	6,586
Raw materials	13,632	12,749
	$ 23,056	$ 21,754

Inventories are presented net of aggregate inventory reserves of $1,478,000 at February 28, 2007 and $1,341,000 at November 30, 2006.

Note 8 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	February 28,	November 30,
	2007	2006

Land and improvements	$ 2,190	$ 2,190
Buildings and improvements	15,111	15,035
Machinery and equipment	32,774	32,030
	50,075	49,255
Less accumulated depreciation	25,905	25,019
	$ 24,170	$ 24,236

Note 9 - Goodwill Changes in the carrying amount of goodwill for the periods ended February 28, 2007 and 2006, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended
	February 28,
	2007	2006

Goodwill, beginning of period	$ 34,508	$ 28,361

Goodwill acquired	1,252	371
Goodwill impairment losses	-	-

Goodwill, end of period	$ 35,760	$ 28,732

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors And Controls

Three Months Ended February 28, 2007

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 7,706

Goodwill acquired	-	1,252	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 13,811	$ 7,706

2006

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,559

Goodwill acquired	-	-	371
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 1,930

Based upon the Company's preliminary allocation of its aggregate purchase price for EMF, goodwill of $1,252,000 was recorded in the first quarter of fiscal 2007.

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

Note 10 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	February 28,	November 30,
	2007	2006
Amortizable assets:
Customer-related intangibles	$ 5,659	$ 5,284
Patents and patent rights	291	278
Debt issuance costs	205	205
	6,155	5,767
Less accumulated amortization	2,004	1,794
	4,151	3,973
Other assets:
Prepaid environmental liability insurance (see Note 13)	3,730	3,850
Deferred charges	89	178
	3,819	4,028

Other noncurrent assets	$ 7,970	$ 8,001

For the three month periods ended February 28, 2007 and 2006, amortization of intangible assets was $210,000 and $196,000, respectively. For each of the five fiscal years ending November 30, 2011, amortization expense is expected to be as follows (in thousands):

2007	$863
2008	664
2009	508
2010	471
2011	429

Note 11 - Short-Term Debt Short-term debt consists of the following (in thousands):

	February 28, 2007	November 30, 2006

Notes payable - domestic line of credit (1)	$ 8,000	$ 9,000

Notes payable - foreign line of credit (2)	-	-

	$ 8,000	$ 9,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended February 28, 2007, weighted average borrowings under the revolving line of credit amounted to $8,233,000, with an average interest rate of 6.73%, and maximum month-end borrowings of $9,000,000. During the three month period ended February 28, 2006, weighted average borrowings amounted to $522,000, with an average interest rate of 5.51%, and maximum month-end borrowings of $2,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2007, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,316,000 (Euro 1,000,000). During the three month periods ended February 28, 2007 and 2006, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 12 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):

	February 28, 2007	November 30, 2006

Accrued salaries and wages	$ 2,671	$ 3,209
Accrued environmental remediation costs (see Note 13)	457	456
Accrued interest	38	151
Accrued other expenses	1,024	245

	$ 4,190	$ 4,061

Note 13 - Other Liabilities Other liabilities consist of the following (in thousands):

	February 28, 2007	November 30, 2006

Accrued environmental remediation costs	$ 2,367	$ 2,469
Less current portion	457	456

	$ 1,910	$ 2,013

On December 30, 2005, the Company acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America ("Murata"), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. The acquired facilities have become the design and manufacturing center for the Company's ceramic operations, replacing the ceramic operations previously conducted by the Company in New Orleans, Louisiana.

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

Based upon estimates prepared by the Company's environmental consultants, a liability of $2,888,000 was recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2007, remediation expenditures of $521,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2,367,000, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company's general and administrative expenses.

Based on the current remediation plan developed by the Company's environmental consultants, $457,000 of the total remediation costs are expected to be incurred during the next twelve months.

Note 14 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At February 28, 2007 and 2006, the Company had no forward contracts outstanding.

Note 15 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28,
	2007	2006
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 2,119	$ 290

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,230	13,062

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,230	13,062

Effect of dilutive stock options	357	130
	13,587	13,192
Earnings per common share:

Basic	$ 0.16	$ 0.02
Diluted	$ 0.16	$ 0.02

Options to purchase 637,900 shares of Common Stock, at a weighted average exercise price of $7.89 per share, were outstanding at February 28, 2006, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	February 28,
	2007	2006
Net income	$ 2,119	$ 290

Foreign currency translation adjustments	(37)	24

Comprehensive income	$ 2,082	$ 314

The components of accumulated other comprehensive income are as follows (in thousands):
	February 28,	November 30,
	2007	2006

Foreign currency translation adjustments	$ 217	$ 254

Note 17 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	February 28,
	2007	2006
Cash paid during the period for:
Interest	$ 280	$ 61
Income taxes	70	-
Liabilities assumed in connection with
Purchase of land and buildings	-	2,888
Business acquisitions	104	-

Note 18 - Reportable Operating Segments

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

The Company's current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company's Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income or loss have been consistently applied. Reportable segment information for the periods ended February 28, 2007 and 2006, is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended February 28, 2007

Revenue from unaffiliated customers	$ 15,264	$ 11,086	$ 1,558	$ 4,979
Segment income	2,067	1,725	214	718

2006

Revenue from unaffiliated customers	11,408	10,485	1,920	1,747
Segment income (loss)	(134)	1,977	642	99

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 28, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	February 28,
	2007	2006
Total income for reportable segments	$ 4,724	$ 2,584
Unallocated amounts:
General and administrative expense	(1,359)	(2,256)
Interest expense	(167)	(41)
Other income, net of other expense	165	182
Consolidated income before provision for income taxes	$ 3,363	$ 469

Note 19 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

Note 20 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company's 2008 fiscal year). The Company is currently reviewing the provisions of FIN 48, but does not expect it will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the Company's 2008 fiscal year). The Company is currently reviewing the provisions of SFAS No. 157, but does not expect it will have a material impact on its financial position, results of operations, or cash flows.

Top of Report

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2006. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

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

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru ("MLFT") filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

Acquisitions

On January 26, 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. ("EMF"). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies ("IMA"), including synthesizers and phase locked oscillators. These sophisticated products are used in numerous military and commercial applications such as military radar systems, secured communications, and commercial weather radar. The aggregate cash purchase price for EMF was $2.4 million, which was primarily funded by borrowings under our domestic line of credit.

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

The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the three month period ended February 28, 2007, include EMF net sales of $399,000 and ATP net sales of $2.3 million. For operating segment purposes, EMF is reported within our Microwave Components and Systems business segment and ATP is included in our Sensors and Controls business segment.

Asset Impairment Loss

In August 2005, our ceramic manufacturing operations in New Orleans, Louisiana, were severely damaged by Hurricane Katrina and related flooding (the "Hurricane"). As a result, we recorded an asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected aggregate insurance proceeds of $6.0 million), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, we sold the New Orleans land and building at a net selling price of approximately $250,000. Accordingly, for the three month period ended February 28, 2006, we reduced the carrying value of the land and building to $250,000 and recorded an asset impairment loss of $200,000. This asset impairment loss has been included in our general and administrative expense for the three month period ended February 28, 2006.

As of November 30, 2006, we had received $4.5 million of insurance proceeds for our Hurricane-related claims, and we had recorded an insurance recovery receivable of $1.5 million for expected additional proceeds. On January 16, 2007, we received insurance proceeds of $1.748 million upon the final settlement of all related claims. Accordingly, $248,000 has been credited against our general and administrative expense for the three month period ended February 28, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our expected ability to fully resume manufacturing of specialty ceramic capacitors, (2) our belief as to future market conditions and operating margins, (3) our anticipated capital expenditures, and (4) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the first quarter of fiscal 2007, our sales increased by $7.3 million or 28.7% from the same period last year. Of this 28.7% increase, 18.3% arose from organic growth and 10.4% reflects the impact of our recent business acquisitions. Sales of our signal and power integrity products increased by $3.9 million from a year ago, primarily reflecting improved overall market conditions and greater availability of required ceramic components. Sales of our sensors and controls increased by $3.2 million in the current quarter. In addition to ATP product sales of $2.3 million, the current quarter sales growth for these products principally reflects increased orders for our custom position sensors and related assemblies, which are used in numerous military/aerospace and commercial applications. Total consolidated customer orders received in the first quarter of fiscal 2007 amounted to $34.0 million, up $5.3 million or 18.5% from the comparable period of 2006.

In the first quarter of fiscal 2007, our gross margin was $7.8 million or 23.7% of sales compared to $5.2 million or 20.4% of sales for the same quarter last year. Our improved gross margin, as a percentage of sales, reflects reduced ceramic component costs and benefits from leveraging our fixed manufacturing overhead over greater sales volume.

Since losing our New Orleans ceramic manufacturing facility to Hurricane Katrina in August of 2005, we've had to purchase ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. As a result, our material costs have increased and our gross margin, as our percentage of sales, has been lower than historical levels. To re-establish our own ceramic manufacturing capabilities, and replace the operations previously conducted in New Orleans, we acquired in December 2005 a facility in State College, Pennsylvania. In June 2006, limited ceramic component production commenced at our new State College operations with additional production being systematically increased thereafter. With this partial resumption of internal ceramic manufacturing, our material costs have begun to decrease. Currently, we expect full production to be achieved for all of our ceramic product lines by the end of May 2007. When full production levels are achieved, and all purchasing and consumption of third party ceramics are eliminated, we expect our material costs to further decrease and our gross margin to return to a more historical level of approximately 28.0%.

During the current quarter, our general and administrative expenses decreased by $1.0 million compared to a year ago. In the first quarter last year, we realized losses and expenses of $378,000 related to Hurricane Katrina, as well as $77,000 of pre-production start-up expenses associated with our State College facility. In addition, our general and administrative expense in the first quarter of 2007 reflects the credit of $248,000 upon the receipt of insurance proceeds and final settlement of all Hurricane-related claims.

As a result of our increased sales, improved gross margins, and lower general and administrative expense, our overall profitability was significantly enhanced. We generated net income of $2.1 million or 16 cents per share in the first quarter of 2007, compared to net income of $290,000 or two cents per share for the same period last year.

During the first three months of fiscal 2007, net cash provided by operating activities amounted to $1.5 million. Excluding the assets acquired from EMF, our capital expenditures for property, plant and equipment totaled $728,000 in the current quarter. These capital expenditures primarily related to routine replacement of older fixed assets, as well as capacity expansion for certain product lines.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 28, 2007 and 2006:

	Three Months Ended
	February 28,
	2007	2006

Net sales	100.0%	100.0%
Cost of products sold	76.3	79.6
Gross margin	23.7	20.4
Selling, general and administrative expense	13.5	19.1
Income from operations	10.2	1.3
Other income (expense)
Interest expense	(0.5)	(0.2)
Other income and expense, net	0.5	0.7
Income before provision for income taxes	10.2	1.8
Provision for income taxes	3.8	0.7
Net income	6.4%	1.1%

The following table sets forth the Company's net sales by reportable operating segments for the three months ended February 28, 2007 and 2006 (in thousands):

	Three Months Ended
	February 28,
	2007	2006

Signal and Power Integrity Components	$ 15,264	$ 11,408
Microwave Components and Systems	11,086	10,485
Power Management Systems	1,558	1,920
Sensors and Controls	4,979	1,747
	$ 32,887	$ 25,560

First Quarter 2007 Versus First Quarter 2006

Net Sales

Our net sales increased by $7.3 million or 28.7% during the period, with consolidated net sales of $32.9 million in the first quarter of fiscal 2007 and $25.6 million in the comparable quarter of 2006. Of this 28.7% increase, 18.3% arose from internal or organic growth and 10.4% reflects the impact of our recent acquisitions of EMF and ATP. Sales of our signal and power integrity components were $15.3 million in the current period, up $3.9 million from a year ago, primarily reflecting improved overall market conditions. Additionally, during the first quarter of 2006, our signal integrity product sales were negatively impacted by the aftermath of Hurricane Katrina and our inability to obtain the ceramic components necessary to complete certain signal product orders. Sales of our microwave components and systems amounted to $11.1 million in the current quarter, an increase of $601,000 from the same period last year. In addition to EMF product sales of $399,000, this increase reflects the continued strong demand for these products in numerous military and aerospace applications. Sales of our sensors and controls were $5.0 million in the current quarter, an increase of $3.2 million from the first quarter of fiscal 2006. In addition to ATP product sales of $2.3 million, the current quarter growth in sales principally reflects increased orders for our custom position sensors and related assemblies. These products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, military vehicles, and various automotive controls. Sales of our power management systems declined by $362,000 in the current period, as certain of our telecom equipment customers worked through temporary excess inventories. We continue to be optimistic about the long-term growth potential of these advanced systems, which are used in various infrastructure equipment including optical networks, data centers, wireless base stations, as well as various military applications.

Total consolidated customer orders received in the first quarter of fiscal 2007 amounted to $34.0 million, up $5.3 million or 18.5% from the comparable period of 2006. Overall, average selling prices remained relatively stable throughout all of our product lines.

Gross Margin

In the first quarter of fiscal 2007, gross margin was $7.8 million or 23.7% of sales, compared to $5.2 million or 20.4% of sales for the same quarter last year. Total material costs amounted to $9.3 million or 28.2% of sales in the first quarter of 2007, compared to $7.7 million or 30.2% of sales for the same period last year.

Prior to the destruction by Hurricane Katrina in late August of 2005, our New Orleans operations designed and manufactured specialty ceramic capacitors. These custom ceramic components are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we began purchasing these ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. To address our ongoing ceramic component needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility is becoming the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations with additional production being systematically increased thereafter. In the first quarter of fiscal 2007 the decrease in material costs, as a percentage of sales, principally reflects our partial resumption of internal ceramic manufacturing. Presently, we expect full production to be achieved for all of our ceramic product lines by the end of May 2007. When full production levels are achieved, and all purchasing and consumption of third party ceramics are eliminated, we expect our material costs to further decrease and our gross margin to return to a more historical level of approximately 28.0%.

Total labor costs were $4.1 million or 12.5% of sales in the current quarter, compared to $2.9 million or 11.4% of sales in the same period last year. In addition to greater sales volume and the partial resumption of internal ceramic production, the increase in labor costs primarily reflects changes in product sales mix. As a percentage of sales, manufacturing overhead decreased in the current period, principally reflecting economies of scale achieved with higher sales volume. Aggregate manufacturing overhead was $11.7 million or 35.6% of sales in the first quarter of fiscal 2007, versus $9.7 million or 38.0% of sales for the comparable quarter of fiscal 2006.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.8 million or 8.5% of sales, compared to $2.3 million or 9.1% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $1.6 million in the first quarter of fiscal 2007, versus $2.6 million in the first quarter of last year. This decrease in general and administrative expense was driven by numerous factors, including the following: (1) $448,000 associated with asset impairments from Hurricane Katrina, reflecting the difference between the asset impairment loss of $200,000 recorded in the first quarter of fiscal 2006 and the $248,000 credit to general and administrative expense realized in the first quarter of fiscal 2007 upon the final settlement of all related insurance claims, (2) $178,000 of expenses incurred in the first quarter of fiscal 2006, associated with the final clean-up of our New Orleans facility from the damage inflicted by Hurricane Katrina, (3) Facility costs and pre-production start-up expenses of $77,000 associated with our new State College facility, incurred in the first quarter of fiscal 2006, and (4) $45,000 less in equity-based compensation expense recorded in the current quarter, when compared to the same quarter last year. The remaining decrease in general and administrative expense primarily reflects reductions in various discretionary expenditures.

Interest Expense

In order to support the capital requirements associated with the start-up of our new State College facility, the acquisitions of EMF and ATP, and the working capital requirements from our increased business activity, we have borrowed additional funds under our domestic line of credit. In the first quarter of fiscal 2007, interest expense from short-term borrowings amounted to $139,000, with weighted average borrowings of $8.2 million and a weighted average interest rate of 6.73%. In the first quarter of fiscal 2006, interest expense from short-term borrowings was $7,000, with weighted average borrowings of $522,000 and a weighted average interest rate of 5.51%.

Other Income and Expense

We hold numerous United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. We received license fee and royalty income of $116,000 in the current quarter, and $114,000 in the comparable quarter last year, in connection with our PML technology. It is not known what remaining commercial value, if any, our PML patents and related licenses may have.

Investment income of $42,000 in 2007 and $59,000 in 2006 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.0% in 2007 and 38.2% in 2006, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

In fiscal year 2006, approximately 24.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufactures of telecommunications equipment, represented 7.0% of our total consolidated net sales in 2006. Several years ago, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Military aircraft and naval vessels generally contain extensive communications equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. We also provide various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades. In fiscal 2006, military/aerospace sales were approximately 54.0% of our consolidated sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. Accordingly, there can be no assurance that sales to such customers will not decrease in the future.

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

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At February 28, 2007, $8.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At February 28, 2007, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At February 28, 2007, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio were relatively stable throughout the current period. At February 28, 2007, we had net working capital of $33.2 million, compared to $31.8 million at November 30, 2006. At February 28, 2007, current assets were 2.65 times current liabilities, compared to 2.54 at the end of fiscal 2006.

Excluding the assets acquired from EMF, our capital expenditures for property, plant and equipment amounted to $728,000 in the current quarter. These capital expenditures primarily related to routine replacement of older fixed assets, as well as capacity expansion for certain product lines. At February 28, 2007, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2007, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of February 28, 2007, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$ 1,362	$ 231	$ 100	$ 487	$ 65	$ 70	$ 409
Operating leases	3,502	904	933	915	684	66	-

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

Net cash provided by operating activities amounted to $1.5 million during the first three months of fiscal 2007, compared to net cash used in operating activities of $6.1 million for the first three months of fiscal 2006. With sales volume and production requirements increasing late in the first quarter last year, accounts receivable and inventories increased by $1.9 million and $728,000, respectively. Operating cash flow in the first quarter of fiscal 2006 was also negatively impacted by the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility. The improvement in our current period operating cash flow also reflects our significantly higher level of profitability.

At February 28, 2007, the aggregate carrying value of goodwill was $35.8 million or 29.5% of our total assets and 39.3% of our total stockholders' equity. This amount includes approximately $7.0 million of goodwill recognized in connection with our recent acquisitions of EMF and ATP. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. For all of the periods presented herein, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon estimates prepared by our environmental consultants, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2007, remediation expenditures of $521,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2.4 million, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

Based on the current remediation plan developed by our environmental consultants, $457,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 28, 2007, our allowance for doubtful accounts was $908,000, or 3.6% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout the remainder of fiscal 2007. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2007, we had recorded inventory reserves in the aggregate amount of $1.5 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. Other than certain losses associated with Hurricane Katrina, no impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the telecommunications equipment industry will improve and conditions throughout the military/aerospace sector will continue to be strong. If these long-term market expectations do not occur, our long-lived assets may become materially impaired.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (The Company's 2008 fiscal year). We are currently reviewing the provisions of FIN 48, but we do not expect it will have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS no. 157"). SFAS No. 157, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles "(GAAP"), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the Company's 2008 fiscal year). We are currently reviewing the provisions of SFAS No. 157, but we do not expect it will have a material impact on our financial position, results of operations, or cash flows.

Top of Report

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 28, 2007, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 28, 2007, no interest rate swap agreements were outstanding.

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

    (b)  Change in Internal Controls

    There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the quarter ended February 28, 2007, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Top of Report

Part II.  Other Information

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may affect future operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company's most recently filed annual report on Form 10-K. There have been no significant changes in the Company's risk factors since November 30, 2006.

Top of Report

Item 6.  Exhibits and Reports
(a)	Exhibits

Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended (31.1).

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

SPECTRUM CONTROL, INC. (Registrant)

Date: March 30, 2007	By: /s/ John P. Freeman
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

Date: March 30, 2007

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

Date: March 30, 2007

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
Securities and Exchange Commission 450 Fifth Street, NW Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i) this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended February 28, 2007, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and
(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 30th day of March 2007.

/s/ RICHARD A. SOUTHWORTH	/s/ JOHN P. FREEMAN
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report