Form 10-Q
period 2007-05-31
SPECTRUM CONTROL INC
filed 2007-07-05
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2007	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2007
Common, no par value	13,402,642

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$ 4,027	$ 3,501
Accounts receivable, less allowances of $ 996
in 2007 and $ 851 in 2006	24,947	22,676
Insurance recovery receivable	-	1,500
Inventories	23,894	21,754
Deferred income taxes	1,253	1,253
Prepaid expenses and other current assets	1,762	1,778
Total current assets	55,883	52,462

Property, plant and equipment, net	24,535	24,236

Other assets
Goodwill	35,760	34,508
Other noncurrent assets	7,685	8,001
Total other assets	43,445	42,509

Total assets	$ 123,863	$ 119,207

Liabilities And Stockholders' Equity
Current liabilities
Short-term debt	$ 7,000	$ 9,000
Accounts payable	6,622	7,227
Income taxes payable	610	71
Accrued liabilities	4,615	4,061
Current portion of long-term debt	95	295
Total current liabilities	18,942	20,654

Long-term debt	1,057	1,131
Other liabilities	1,760	2,013
Deferred income taxes	7,584	6,810

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 14,078,642 shares
in 2007 and 13,874,767 in 2006	46,337	45,361
Retained earnings	51,481	46,612
Treasury stock, 676,000 shares in 2007
and 2006, at cost	(3,628)	(3,628)
Accumulated other comprehensive income	330	254
Total stockholders' equity	94,520	88,599

Total liabilities and stockholders' equity	$ 123,863	$ 119,207

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands, Except Per Share Data )
	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Net sales	$ 33,558	$ 31,884	$ 66,445	$ 57,444

Cost of products sold	24,425	24,074	49,510	44,414

Gross margin	9,133	7,810	16,935	13,030

Selling, general and
administrative expense	4,639	4,961	9,076	9,853

Income from operations	4,494	2,849	7,859	3,177

Other income ( expense ) :
Interest expense	(159)	(98)	(326)	(139)
Other income and expense, net	31	(2)	196	180
	(128)	(100)	(130)	41

Income before provision for
income taxes	4,366	2,749	7,729	3,218

Provision for income taxes	1,616	1,020	2,860	1,199

Net income	$ 2,750	$ 1,729	$ 4,869	$ 2,019

Earnings per common share :
Basic	$ 0.21	$ 0.13	$ 0.37	$ 0.15
Diluted	$ 0.20	$ 0.13	$ 0.36	$ 0.15

Average number of common shares
outstanding :
Basic	13,364	13,093	13,298	13,078
Diluted	13,798	13,341	13,694	13,267

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Six Months Ended
	May 31,
	2007	2006
Cash Flows From Operating Activities :
Net income	$ 4,869	$ 2,019
Adjustments to reconcile net income to
net cash provided by ( used in ) operating activities :
Depreciation	1,785	1,690
Amortization	440	390
Deferred income taxes	774	320
Equity-based compensation	15	104
Asset impairment loss	-	200
Non-cash insurance recoveries	(253)	(110)
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(1,876)	(5,085)
Inventories	(1,746)	(1,398)
Prepaid expenses and other assets	27	(4,867)
Accounts payable and accrued expenses	371	160
Net cash provided by ( used in ) operating activities	4,406	(6,577)

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	-	236
Insurance proceeds related to property, plant and equipment	1,748	-
Purchase of property, plant and equipment	(1,981)	(5,309)
Payment for acquired businesses, net of cash received	(2,365)	-
Net cash used in investing activities	(2,598)	(5,073)

Cash Flows From Financing Activities :
Net proceeds ( repayment ) of short-term borrowings:	(2,000)	5,000
Repayment of long-term debt	(274)	(270)
Net proceeds from issuance of common stock	961	282
Net cash provided by ( used in ) financing activities	(1,313)	5,012

Effect of exchange rate changes on cash	31	(73)

Net increase ( decrease ) in cash and cash equivalents	526	(6,711)

Cash and cash equivalents, beginning of period	3,501	8,386

Cash and cash equivalents, end of period	$ 4,027	$ 1,675

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 31, 2007
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

The income tax rates utilized for interim financial statement purposes for the periods ended May 31, 2007 and 2006 are based on estimates of income and other pertinent tax matters for the entire year.

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

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2005 (in thousands, except per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net sales	$ 33,558	$ 32,614	$ 66,931	$ 58,915

Net income	2,750	1,772	4,898	2,095

Earnings per common share:
Basic	0.21	0.14	0.37	0.16
Diluted	0.20	0.13	0.36	0.16

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

As of November 30, 2006, the Company had received $4,500,000 of insurance proceeds for its Hurricane-related claims, and the Company had recorded an insurance recovery receivable of $1,500,000 for expected additional insurance proceeds. On January 16, 2007, the Company received insurance proceeds of $1,748,000 upon the final settlement of all related claims. Accordingly, $248,000 was credited against the Company's general and administrative expense for the three month period ended February 28, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable. This credit has been included in the Company's general and administrative expense for the six month period ended May 31, 2007.

Note 6 - Equity - Based Compensation

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

For each of the periods ended May 31, 2007 and 2006, total equity-based compensation expense and the related impact on the Company's net income and earnings per share are summarized below. All of the amounts in the following table relate to stock options granted prior to December 1, 2005, under the Company's two stock option plans:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Equity-based compensation, included in general and administrative expense	$ 7,000	$ 52,000	$ 15,000	$ 104,000

Decrease in net income	6,000	44,000	12,000	87,000

Decrease in earnings per common share:
Basic	-	-	-	0.01
Diluted	-	-	-	0.01

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. Under the plans, the Company may issue non-qualified stock options or incentive stock options. Option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. At May 31, 2007, options to purchase 1,193,599 shares of Common Stock were available for grant under the Company's stock option plans. Since November 30, 2005, no stock options have been granted by the Company. Prior to that date, the fair value of each option granted under the Company's stock option plans was estimated as of the date of grant using the Black-Scholes option pricing model.

A summary of the Company's stock option activity for the six month period ended May 31, 2007 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weighted Average	Aggregate

Outstanding - November 30, 2006	1,377,534	$ 5.05 - 8.68	$ 6.77	$ 9,331,000
Granted during the period	-	-	-	-
Exercised during the period	(251,167)	5.05 - 8.68	6.23	(1,566,000)
Forfeitures and expirations	(3,400)	5.25 - 6.05	5.52	(19,000)
Outstanding - May 31, 2007	1,122,967	$ 5.05 - 8.68	$ 6.90	$ 7,746,000

Exercisable - May 31, 2007	296,032	$ 5.05 - 8.68	$ 6.90	$ 2,042,000

The following table summarizes significant ranges of outstanding and exercisable stock options at May 31, 2007:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$5.05 - 6.00	156,400	132,400
6.01 - 8.00	749,567	52,966
8.01 - 8.68	217,000	110,6663

At May 31, 2007, based upon a closing market price of $14.44 per share for the Company's Common Stock, the aggregate intrinsic value of all outstanding stock options was $8,469,000, including an aggregate intrinsic value of $2,233,000 for all exercisable stock options. During the six month period ended May 31, 2007, stock options were exercised for 251,167 shares. Based upon the market price of the Company's Common Stock on the date of exercise, the aggregate intrinsic value of the shares exercised amounted to $1,537,000. At May 31, 2007, the weighted average remaining contractual life of outstanding options was 2.5 years.

At May 31, 2007, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options is expected to be recognized as follows:

2007	$ 15,000
2008	1,000
$ 16,000

Note 7 - Inventories Inventories by major classification are as follows (in thousands):
	May 31,	November 30,
	2007	2006

Finished goods	$ 2,574	$ 2,419
Work-in-process	7,381	6,586
Raw materials	13,939	12,749
	$23,894	$21,754

Inventories are presented net of aggregate inventory reserves of $2,153,000 at May 31, 2007 and $1,341,000 at November 30, 2006.

Note 8 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	May 31,	November 30,
	2007	2006

Land and improvements	$ 2,190	$ 2,190
Buildings and improvements	15,383	15,035
Machinery and equipment	33,777	32,030
	51,350	49,255
Less accumulated depreciation	26,815	25,019
	$24,535	$24,236

Note 9 - Goodwill Changes in the carrying amount of goodwill for the periods ended May 31, 2007 and 2006, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Goodwill, beginning of period	$ 35,760	$ 28,732	$ 34,508	$ 28,361

Goodwill acquired	-	-	1,252	371
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 35,760	$ 28,732	$ 35,760	$ 28,732

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

Six Months Ended May 31,
2007
Goodwill, beginning of period	$ 14,243	$ 12,559	$ 7,706

Goodwill acquired	-	1,252	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 13,811	$ 7,706

2006

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,559

Goodwill acquired	-	-	371
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 1,930

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

Note 10 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	May 31,	November 30,
	2007	2006
Amortizable assets:
Customer-related intangibles	$ 5,659	$ 5,284
Patents and patent rights	305	278
Debt issuance costs	205	205
	6,169	5,767
Less accumulated amortization	2,234	1,794
	3,935	3,973
Other assets:
Prepaid environmental liability insurance (see Note 13)	3,611	3,850
Deferred charges	139	178
	3,750	4,028

Other noncurrent assets	$ 7,685	$ 8,001

For the three month periods ended May 31, 2007 and 2006, amortization of intangible assets was $230,000 and $194,000, respectively. For the six month periods ended May 31, 2007 and 2006, amortization of intangible assets was $440,000 and $390,000, respectively. For each of the five fiscal years ending November 30, 2011, amortization expense is expected to be as follows (in thousands):

2007	$ 863
2008	664
2009	508
2010	471
2011	429

Note 11 - Short-Term Debt Short-term debt consists of the following (in thousands):
	May 31, 2007	November 30, 2006

Notes payable - domestic line of credit (1)	$ 7,000	$ 9,000

Notes payable - foreign line of credit (2)	-	-

	$ 7,000	$ 9,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the six month period ended May 31, 2007, weighted average borrowings under the revolving line of credit amounted to $7,901,000, with an average interest rate of 6.65%, and maximum month-end borrowings of $9,000,000. During the six month period ended May 31, 2006, weighted average borrowings amounted to $2,352,000, with an average interest rate of 5.88%, and maximum month-end borrowings of $5,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2007, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,344,000 (Euro 1,000,000). During the six month periods ended May 31, 2007 and 2006, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 12 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	May 31, 2007	November 30, 2006

Accrued salaries and wages	$ 2,849	$ 3,209
Accrued environmental remediation costs (see Note 13)	457	456
Accrued interest	71	151
Accrued other expenses	1,238	245

	$4,615	$4,061

Note 13 - Other Liabilities Other liabilities consist of the following (in thousands):
	May 31, 2007	November 30, 2006

Accrued environmental remediation costs	$ 2,217	$ 2,469
Less current portion	457	456

	$ 1,760	$ 2,013

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

Based upon estimates prepared by the Company's environmental consultants, a liability of $2,888,000 was recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2007, remediation expenditures of $671,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2,217,000, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company's general and administrative expenses.

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

At May 31, 2007 and 2006, the Company had no forward contracts outstanding.

Note 15 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 2,750	$ 1,729	$ 4,869	$ 2,019

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,364	13,093	13,298	13,078

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,364	13,093	13,298	13,078

Effect of dilutive
stock options	434	248	396	189
	13,798	13,341	13,694	13,267

Earnings per common share:

Basic	$ 0.21	$ 0.13	$ 0.37	$ 0.15
Diluted	$ 0.20	$ 0.13	$ 0.36	$ 0.15

Options to purchase 235,000 shares of Common Stock, at a weighted average exercise price of $8.67 per share, were outstanding at May 31, 2006, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net income	$ 2,750	$ 1,729	$ 4,869	$ 2,019

Foreign currency translation
adjustments	113	155	76	179

Comprehensive income	$ 2,863	$ 1,884	$ 4,945	$ 2,198

The components of accumulated other comprehensive income are as follows (in thousands):
	May 31,	November 30,
	2007	2006

Foreign currency translation adjustments	$ 330	$ 254

Note 17 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended May 31,
	2007	2006

Cash paid during the period of:
Interest	$ 406	$ 97
Income taxes	894	1,350

Liabilities assumed in connection with:
Purchase of land and buildings	-	2,888
Business acquisitions	104	-

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

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company's consolidated financial statements. However, substantially all of the Company's general and administrative expenses, and nonoperating expenses, are not allocated to the Company's reportable operating segments. Accordingly, these expenses are not deducted in arriving at segment income.

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2007 and 2006, is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended May 31:
2007

Revenue from unaffiliated customers	$ 14,790	$ 11,727	$ 1,875	$ 5,166
Segment income	2,806	2,203	323	732

2006

Revenue from unaffiliated customers	14,964	13,433	1,473	2,014
Segment income	1,508	2,748	347	77

Six Months Ended May 31:
2007

Revenue from unaffiliated customers	30,054	22,813	3,433	10,145
Segment income	4,873	3,928	537	1,450

2006

Revenue from unaffiliated customers	26,372	23,918	3,393	3,761
Segment income	1,374	4,725	990	175

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Total income for reportable segments	$ 6,064	$ 4,680	$ 10,788	$ 7,264

Unallocated amounts:

General and administrative expense	(1,570)	(1,831)	(2,929)	(4,087)

Interest expense	(159)	(98)	(326)	(139)

Other income and (expense), net	31	(2)	196	180

Consolidated income before
provision for income taxes	$ 4,366	$ 2,749	$ 7,729	$ 3,218

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (the Company's 2008 fiscal year). The Company is currently reviewing the provisions of SFAS No. 159, but does not expect it will have a material impact on its financial position, results of operations, or cash flows.

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

Company Profile

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest markets are military/aerospace and telecommunications equipment which represented 54.0% and 26.0%, respectively, of our fiscal 2006 sales. Military/aerospace applications for our products include missile defense systems, smart weapons and munitions, electronic jamming devices, secure communications, simulation equipment, and avionic upgrades. In telecommunications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

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

Acquisition

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

The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the three month period ended May 31, 2007, include EMF net sales of $974,000 and ATP net sales of $2.4 million. For the six month period ended May 31, 2007, our consolidated net sales include EMF net sales of $1.4 million and ATP net sales of $4.7 million. For operating segment purposes, EMF is reported within our Microwave Components and Systems business segment and ATP is included in our Sensors and Controls business segment.

Asset Impairment Loss

In August 2005, our ceramic manufacturing operations in New Orleans, Louisiana, were severely damaged by Hurricane Katrina and related flooding (the "Hurricane"). As a result, we recorded an asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected aggregate insurance proceeds of $6.0 million), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, we sold the New Orleans land and building at a net selling price of approximately $250,000. Accordingly, for the three month period ended February 28, 2006, we reduced the carrying value of the land and building to $250,000 and recorded an asset impairment loss of $200,000. This asset impairment loss has been included in our general and administrative expense for the six month period ended May 31, 2006.

As of November 30, 2006, we had received $4.5 million of insurance proceeds for our Hurricane-related claims, and we had recorded an insurance recovery receivable of $1.5 million for expected additional proceeds. On January 16, 2007, we received insurance proceeds of $1.748 million upon the final settlement of all related claims. Accordingly, $248,000 was credited against our general and administrative expense for the three month period ended February 28, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable. This credit has been included in our general and administrative expense for the six month period ended May 31, 2007.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our expected ability to meet future manufacturing requirements for specialty ceramic capacitors, (2) our belief as to future market conditions and operating margins, (3) our anticipated capital expenditures, and (4) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the second quarter of fiscal 2007, our sales increased by $1.7 million or 5.3% from the same period last year. This increase was principally driven by our recent business acquisitions. Sales of our sensors and controls increased by $3.2 million in the current quarter, compared to the same period a year ago. In addition to ATP product sales of $2.4 million, the current quarter sales growth for these products primarily reflects increased orders for our custom position sensors and related assemblies, which are used in numerous military/aerospace and commercial applications. Sales of our microwave components and systems decreased by $1.7 million, as certain major military/defense programs were going through a normal transition period of renewal or replacement. Later this year, we expect our microwave products to resume their historical positive growth rate. Total consolidated customer orders received in the second quarter of fiscal 2007 were $35.4 million, an increase of $1.2 million from the comparable period of 2006.

In the second quarter of fiscal 2007, our gross margin was $9.1 million or 27.2% of sales, compared to $7.8 million or 24.5% of sales for the same quarter last year. Our improved gross margin percentage primarily reflects reduced ceramic component costs.

After losing our New Orleans ceramic manufacturing facility to Hurricane Katrina in August of 2005, we began purchasing ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. As a result, our material costs increased and our gross margin, as a percentage of sales, decreased below historical levels. To re-establish our own ceramic manufacturing capabilities, and replace the operations previously conducted in New Orleans, we acquired in December 2005 a facility in State College, Pennsylvania. In June 2006, limited ceramic component production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and, accordingly, substantially all purchases of specialty ceramic components from third party suppliers have been eliminated. Current inventories of third party ceramics are expected to be fully consumed later this year. When this occurs, we expect our material costs to further decrease and our gross margin to return to a more historical level of 28.0% to 29.0% of sales.

Selling, general and administrative expense decreased by $322,000 in the current quarter, compared to the same period a year ago. Selling expense declined by $101,000, reflecting reductions in advertising and other discretionary expenditures. General and administrative expense decreased by $221,000. In the second quarter last year, general and administrative expense included $193,000 of facility costs and pre-production start-up expenses associated with our new State College facility. These expenses did not recur during the current quarter.

As a result of our greater sales volume, improved gross margin, and lower operating expenses, our overall profitability significantly increased. We generated net income of $2.8 million or 20 cents per share (diluted) in the second quarter of 2007, compared to net income of $1.7 million or 13 cents per share for the same period last year.

With our enhanced profitability, net cash provided by operating activities grew to $4.4 million during the first half of fiscal 2007. Our positive cash flow enabled us to repay $2.0 million of borrowings under our domestic line of credit, as well as fund the $2.4 million cash purchase price for EMF.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and six months ended May 31, 2007 and 2006:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	72.8	75.5	74.5	77.3
Gross margin	27.2	24.5	25.5	22.7
Selling, general and administrative expense	13.8	15.6	13.7	17.2
Income from operations	13.4	8.9	11.8	5.5
Other income (expense)
Interest expense	(0.5)	(0.3)	(0.5)	(0.2)
Other income and expense, net	0.1	-	0.3	0.3
Income before provision for income taxes	13.0	8.6	11.6	5.6
Provision for income taxes	4.8	3.2	4.3	2.1
Net income	8.2%	5.4%	7.3%	3.5%

The following table sets forth the Company's net sales by reportable operating segments for the three and six months ended May 31, 2007 and 2006 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Signal and Power Integrity Components	$ 14,790	$ 14,964	$ 30,054	$ 26,372
Microwave Components and Systems	11,727	13,433	22,813	23,918
Power Management Systems	1,875	1,473	3,433	3,393
Sensors and Controls	5,166	2,014	10,145	3,761
	$ 33,558	$ 31,884	$ 66,445	$ 57,444

Second Quarter 2007 Versus Second Quarter 2006

Net Sales

Our consolidated net sales were $33.6 million in the second quarter of fiscal 2007, an increase of $1.7 million or 5.3% from the comparable period last year. This increase primarily reflects the positive impact of our recent acquisitions of EMF and ATP. Sales of our sensors and controls were $5.2 million in the current quarter, an increase of $3.2 million from the second quarter of fiscal 2006. In addition to ATP product sales of $2.4 million, the current quarter growth in sensor sales reflects increased orders for our custom position sensors and related assemblies. These products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, military vehicles, and various automotive controls. Sales of our power management systems increased by $402,000 in the current period, as certain of our telecom equipment customers resumed ordering after completing consumption of their temporary excess inventories. Sales of our signal and power integrity components were relatively stable, with sales of $14.8 million in the current quarter and $15.0 million in the comparable period a year ago. For our microwave components and systems, aggregate sales amounted to $11.7 million in the second quarter of fiscal 2007, down $1.7 million from the same period last year. After experiencing significant growth throughout the last two years, shipments of these products decreased in the current period as certain major military-related programs were completed and not yet fully renewed or replaced with the next generation of products. We expect this normal program transition period to be completed later this year, after which we believe our microwave components and systems will resume their positive historical growth rate.

Total consolidated customer orders received in the second quarter of fiscal 2007 amounted to $35.4 million, up $1.2 million from the comparable period of 2006. Overall, average selling prices remained relatively stable throughout all of our product lines.

Gross Margin

In the second quarter of fiscal 2007, gross margin was $9.1 million or 27.2% of sales, compared to $7.8 million or 24.5% of sales for the same quarter last year. This increase in gross margin percentage principally reflects reduced material costs from the resumption of internal ceramic manufacturing.

Prior to its destruction by Hurricane Katrina in late August of 2005, our New Orleans operations designed and manufactured specialty ceramic capacitors. These custom ceramic components are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we began purchasing these ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. To address our ongoing ceramic component needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility has become the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and, accordingly, substantially all purchases of specialty ceramic components from third party suppliers have been eliminated. Current inventories of third party ceramics are expected to be fully consumed later this year. When this occurs, we expect our material costs to further decrease and our gross margin to return to a more historical level of 28.0% to 29.0% of sales.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.6 million or 7.8% of sales, compared to $2.7 million or 8.6% of sales for the same period last year. The decrease in selling expense principally reflects reductions in advertising and other discretionary expenditures. General and administrative expense was $2.0 million in the second quarter of fiscal 2007, versus $2.2 million in the second quarter of fiscal 2006. In the second quarter last year, general and administrative expense included $193,000 of facility costs and pre-production start-up expenses associated with our new State College facility. These expenses did not recur during the current quarter.

Interest Expense

In order to support the capital requirements associated with the start-up of our new State College facility, the acquisitions of EMF and ATP, and the working capital requirements from our increased business activity, we have borrowed additional funds under our domestic line of credit. In the second quarter of fiscal 2007, interest expense from short-term borrowings amounted to $127,000, with weighted average borrowings of $7.6 million and a weighted average interest rate of 6.56%. In the second quarter of fiscal 2006, interest expense from short-term borrowings amounted to $62,000, with weighted average borrowings of $4.1 million and a weighted average interest rate of 5.98%.

Six Months 2007 Versus Six Months 2006

Net Sales

For the first half of fiscal 2007, our net sales increased by $9.0 million or 15.7%, with consolidated sales of $66.4 million in 2007 and $57.4 million in 2006. Of this $9.0 million increase, $6.1 million relates to our recent acquisitions of EMF and ATP. Sales of our signal and power integrity products were $30.0 million in the first six months of fiscal 2007, up $3.7 million from a year ago, primarily reflecting improved overall market conditions. Additionally, in the first half of fiscal 2006, our signal integrity product sales were negatively impacted by the aftermath of Hurricane Katrina and our inability to obtain the ceramic components necessary to complete certain signal product orders. Sales of our sensors and controls were $10.1 million in the current period, an increase of $6.4 million from the first six months of fiscal 2006. In addition to ATP product sales of $4.7 million, the current year growth in sensor sales principally reflects increased demand for our custom position sensors used in various medical, commercial weather instruments, and military applications. Sales of our power management systems remained relatively constant, with sales of $3.4 million in the first half of fiscal 2007 and 2006. We continue to be optimistic about the long-term growth potential of these advanced systems, which are used in various infrastructure equipment including voice-over-internet protocol ("VoIP") equipment, unmanned military transport equipment, wireless base stations, and switching gear. Sales of our microwave components and systems declined slightly in the first half of fiscal 2007, with sales of $22.8 million in the current period and $23.9 million in the comparable period last year.

Total customer orders received in the first half of fiscal 2007 amounted to $69.5 million, up $6.5 million or 10.3% from the first half of fiscal 2006.

Gross Margin

For the first six months of fiscal 2007, gross margin was $16.9 million or 25.5% of sales, compared to $13.0 million or 22.7% of sales for the same period last year. The improvement in gross margin, as a percentage of sales, reflects the reduction in material costs realized from our recent elimination of third party ceramic component purchases and the resumption of our own internal ceramic manufacturing. Total material costs amounted to $17.7 million or 26.6% of sales in the first half of fiscal 2007, compared to $17.4 million or 30.3% of sales for the first half of fiscal 2006. Total labor costs were $8.1 million or 12.2% of sales in the current period, compared to $6.4 million or 11.1% of sales in the same period last year. In addition to greater sales volume and changes in product mix, the increase in labor costs primarily reflects our resumption of internal ceramic production. As a percentage of sales, manufacturing overhead decreased slightly in fiscal 2007, reflecting economies of scale achieved with higher sales volume. Aggregate manufacturing overhead was $23.7 million or 35.7% of sales in the first half of fiscal 2007, versus $20.6 million or 35.9% of sales for the comparable period of fiscal 2006.

Selling, General and Administrative Expense

During the first six months of fiscal 2007, selling expense amounted to $5.4 million or 8.2% of sales, compared to $5.1 million or 8.8% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses.

General and administrative expense was $3.7 million in the first half of fiscal 2007, versus $4.8 million in the first half of fiscal 2006. This $1.1 million decrease in general and administrative expense was driven by numerous factors, including the following: (1) $448,000 associated with asset impairments from Hurricane Katrina, reflecting the difference between the asset impairment loss of $200,000 recorded in the first half of fiscal 2006 and the $248,000 credit to general and administrative expense realized in the first half of fiscal 2007 upon the final settlement of all related insurance claims; (2) Pre-production start-up costs and environmental liability insurance expense of $270,000 recognized in 2006 in connection with our State College facility; (3) $178,000 of expenses incurred in 2006 associated with the final clean-up of our New Orleans facility from the damage inflicted by Hurricane Katrina, and (4) $89,000 of additional equity-based compensation expense recorded in 2006 from our adoption of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment".

Interest Expense

During the first half of fiscal 2007, interest expense was $326,000, up $187,000 from the first half of fiscal 2006, primarily reflecting our increase in short-term borrowings. For the first six months of fiscal 2007, interest expense on borrowings under our domestic line of credit amounted to $265,000, with weighted average borrowings of $7.9 million and a weighted average interest rate of 6.65%. For the first half of fiscal 2006, interest expense on our line of credit borrowings was $69,000, with weighted average borrowings of $2.4 million and a weighted average interest rate of 5.88%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. In connection with our PML technology, we received license fee and royalty income of $116,000 in the first six months of fiscal 2007 and $114,000 in the comparable period of 2006. It is not known what remaining commercial value, if any, our PML licenses may have.

Investment income of $61,000 in 2007 and $66,000 in 2006 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.0% in 2007 and 37.3% in 2006, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

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

In addition, our results of operations may be negatively affected in the future by a variety of other factors including: time delays and cost overages in conducting ceramic capacitor manufacturing at our new State College facilities; competitive pricing pressures; new technologies which decrease the demand for our products; new product offerings by our competitors; product cost changes; changes in the overall economic climate; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At May 31, 2007, $7.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At May 31, 2007, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At May 31, 2007, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased throughout the current period. At May 31, 2007, we had net working capital of $36.9 million, compared to $31.8 million at November 30, 2006. At May 31, 2007, current assets were 2.95 times current liabilities, compared to 2.54 at the end of fiscal 2006.

Excluding the assets acquired from EMF, our capital expenditures for property, plant and equipment amounted to $2.0 million in the first half of fiscal 2007. These capital expenditures primarily related to routine replacement of older fixed assets, as well as capacity expansion for certain product lines. At May 31, 2007, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first six months of fiscal 2007, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of May 31, 2007, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$ 1,152	$ 21	$ 100	$ 487	$ 65	$ 70	$ 409
Operating leases	3,201	603	933	915	684	66	-

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

With our enhanced profitability, net cash provided by operating activities grew to $4.4 million during the first half of fiscal 2007. During the comparable period of fiscal 2006, net cash of $6.6 million was used in operating activities. With sales volume and production requirements significantly increasing during the first half of last year, accounts receivable and inventories in 2006 increased by $5.1 million and $1.4 million, respectively. Operating cash flow in the first six months of fiscal 2006 was also negatively impacted by the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility. In fiscal 2007, our positive operating cash flow enabled us to repay $2.0 million of borrowings under our domestic line of credit, as well as fund the $2.4 million cash purchase price for EMF.

At May 31, 2007, the aggregate carrying value of goodwill was $35.8 million or 28.9% of our total assets and 37.8% of our total stockholders' equity. This amount includes approximately $7.0 million of goodwill recognized in connection with our recent acquisitions of EMF and ATP. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. For all of the periods presented herein, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon estimates prepared by our environmental consultants, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2007, remediation expenditures of $671,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $2.2 million, which are anticipated to be incurred over the next nine years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2007, our allowance for doubtful accounts was $996,000, or 3.8% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout the remainder of fiscal 2007. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2007, we had recorded inventory reserves in the aggregate amount of $2.2 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on difference bases. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (the Company's 2008 fiscal year). We are currently reviewing the provisions of SFAS No. 159, but we do not expect it will have a material impact on our financial position, results of operations, or cash flows.

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At May 31, 2007, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2007, no interest rate swap agreements were outstanding.

Top of Report

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b)  Change in Internal Controls

There were no changes in the Company's internal control over financial reporting during the quarter ended May 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Top of Report

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 2, 2007 at the Bel-Aire Clarion Hotel and Conference Center, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 A.M. All proposals as described in the Company's Proxy Statement dated March 3, 2007 were approved. Below are details in the matters voted upon at the meeting.

Proposal 1 - Election of Directors

Elections were held for four directors (three to hold office for a term of three years and one to hold office for a term of one year). The results of the votes are as follows:

Name	Votes For	Votes Withheld
Scott D. Krentzman	12,285,457	174,250
John M. Petersen	12,183,199	276,508
Richard A. Southworth	12,383,099	76,608
James F. Toohey	8,824,987	3,634,720

Proposal 2 - Appointment of Independent Registered Public Accounting Firm

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending November 30, 2007; subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
12,424,649	16,427	18,632

Top of Report

Item 6. Exhibits and Reports
(a)	Exhibits
Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1).
Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended (31.2).
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1).

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: July 3, 2007	By: /s/ John P. Freeman
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
Date: July 3, 2007

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
Date: July 3, 2007

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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended May 31, 2007, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 3rd day of July 2007.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report