Form 10-Q
period 2007-08-31
SPECTRUM CONTROL INC
filed 2007-09-28
CIK 92769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2007	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2007
Common, no par value	13,416,642

Item 1.  Financial Statements

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$ 4,140	$ 3,501
Accounts receivable, less allowances of $1,124
in 2007 and $851 in 2006	25,422	22,676
Insurance recovery receivable	-	1,500
Inventories	24,372	21,754
Deferred income taxes	1,253	1,253
Prepaid expenses and other current assets	1,427	1,778
Total current assets	56,614	52,462

Property, plant and equipment, net	24,446	24,236

Other assets
Goodwill	35,669	34,508
Other noncurrent assets	7,274	8,001
Total other assets	42,943	42,509

Total assets	$ 124,003	$ 119,207

Liabilities and Stockholders' Equity
Current liabilities
Short-term debt	$ 3,000	$ 9,000
Accounts payable	6,479	7,227
Income taxes payable	1,036	71
Accrued liabilities	5,021	4,061
Current portion of long-term debt	95	295
Total current liabilities	15,631	20,654

Long-term debt	1,047	1,131
Other liabilities	1,442	2,013
Deferred income taxes	8,138	6,810

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 14,092,642 shares
in 2007 and 13,874,767 in 2006	46,438	45,361
Retained earnings	54,562	46,612
Treasury stock, 676,000 shares in 2007
and 2006, at cost	(3,628)	(3,628)
Accumulated other comprehensive income	373	254
Total stockholders' equity	97,745	88,599

Total liabilities and stockholders' equity	$ 124,003	$ 119,207

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006

Net sales	$35,418	$33,232	$101,863	$90,676

Cost of products sold	25,320	25,749	74,830	70,163

Gross margin	10,098	7,483	27,033	20,513

Selling, general and
administrative expense	5,131	4,420	14,207	14,273

Income from operations	4,967	3,063	12,826	6,240

Other income ( expense ) :
Interest expense	(127)	(166)	(453)	(305)
Other income and expense, net	48	30	244	210
	(79)	(136)	(209)	(95)

Income before provision
for income taxes	4,888	2,927	12,617	6,145

Provision for income taxes	1,807	1,075	4,667	2,274

Net income	$ 3,081	$ 1,852	$ 7,950	$ 3,871

Earnings per common share :
Basic	$ 0.23	$ 0.14	$ 0.60	$ 0.30
Diluted	$ 0.22	$ 0.14	$ 0.58	$ 0.29

Average number of common shares
outstanding :
Basic	13,411	13,159	13,336	13,105
Diluted	13,908	13,513	13,766	13,349

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Nine Months Ended
	August 31,
	2007	2006
Cash Flows From Operating Activities :
Net income	$ 7,950	$ 3,871
Adjustments to reconcile net income to
net cash provided by (used in) operating activities :
Depreciation	2,810	2,530
Amortization	686	586
Deferred income taxes	1,328	613
Equity-based compensation	22	157
Asset impairment loss	-	200
Non-cash insurance recoveries	(571)	(213)
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	(2,329)	(7,302)
Inventories	(2,216)	(1,782)
Prepaid expenses and other assets	665	(4,341)
Accounts payable and accrued expenses	1,064	(598)
Net cash provided by (used in) operating activities	9,409	(6,279)

Cash Flows From Investing Activities :
Proceeds from sale of property, plant, equipment	-	236
Insurance proceeds related to property, plant and equipment	1,748	2,500
Purchase of property, plant and equipment	(2,968)	(7,512)
Payment for acquired businesses, net of cash received	(2,365)	(8,978)
Net cash used in investing activities	(3,585)	(13,754)

Cash Flows From Financing Activities :
Net proceeds (repayment) of short-term borrowings	(6,000)	13,000
Repayment of long-term debt	(284)	(279)
Net proceeds from issuance of common stock	1,055	554
Net cash provided by (used in) financing activities	(5,229)	13,275

Effect of exchange rate changes on cash	44	(44)

Net increase (decrease) in cash and cash equivalents	639	(6,802)

Cash and cash equivalents, beginning of period	3,501	8,386

Cash and cash equivalents, end of period	$ 4,140	$ 1,584

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2006

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

The income tax rates utilized for interim financial statement purposes for the periods ended August 31, 2007 and 2006 are based on estimates of income and other pertinent tax matters for the entire year.

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

Note 4 - Acquisition

On January 26, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. ("EMF"). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies ("IMA"), including synthesizers and phase-locked oscillators. These sophisticated products are used in numerous military and commercial applications such as military radar systems, secured communications, and commercial weather radar. The Company believes that the IMA product offerings and oscillator components included with this acquisition are a natural complement and extension to its existing Microwave Components and Systems business segment. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for EMF products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for EMF was $2,365,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of $26,000, was primarily funded by existing cash reserves.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	352
Inventories	388
Prepaid expenses and other current assets	2
Machinery and equipment	52
Identifiable intangible assets	514
Accounts payable	(11)
Accrued liabilities	(93)
Goodwill	1,161
$ 2,365

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from three to ten years, with a weighted average amortization period of approximately 7.1 years.

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

The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had occurred on December 1, 2005 (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006

Net sales	$ 35,418	$ 33,963	$ 102,349	$ 92,878

Net income	3,081	1,895	7,979	3,990

Earnings per common share:
Basic	0.23	0.14	0.60	0.30
Diluted	0.22	0.14	0.58	0.30

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

As of November 30, 2006, the Company had received $4,500,000 of insurance proceeds for its Hurricane-related claims, and the Company had recorded an insurance recovery receivable of $1,500,000 for expected additional insurance proceeds. On January 16, 2007, the Company received insurance proceeds of $1,748,000 upon the final settlement of all related claims. Accordingly, $248,000 was credited against the Company's general and administrative expense for the three month period ended February 28, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable. This credit has been included in the Company's general and administrative expense for the nine month period ended August 31, 2007.

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

For each of the periods ended August 31, 2007 and 2006, total equity-based compensation expense and the related impact on the Company's net income and earnings per share are summarized below. All of the amounts in the following table relate to stock options granted prior to December 1, 2005, under the Company's two stock option plans:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006

Equity-based compensation, included in general and administrative expense	$ 7,000	$ 52,000	$ 22,000	$ 156,000

Decrease in net income	$ 6,000	$ 43,000	$ 17,000	$ 131,000

Decrease in earnings per common share:
Basic	-	-	-	0.01
Diluted	-	-	-	0.01

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company's Common Stock. The Company believes that the periodic awarding of stock options helps align the interests of its employees and outside directors with those of its shareholders. Under the plans, the Company may issue non-qualified stock options or incentive stock options. Option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. Once granted, an option's exercise price and number of shares to be issued remain fixed throughout the option term. At August 31, 2007, options to purchase 1,193,599 shares of Common Stock were available for grant under the Company's stock option plans. Since November 30, 2005, no stock options have been granted by the Company. Prior to that date, the fair value of each option granted under the Company's stock option plans was estimated as of the date of grant using the Black-Scholes option pricing model, with expected volatilities based upon the historical volatility of the Company's stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options were based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the Company's stock option activity for the nine month period ended August 31, 2007 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weigthed Average	Aggregate

Outstanding - November 30, 2006	1,377,534	$ 5.05 - 8.68	$ 6.77	$ 9,331,000

Granted during the period	-	-	-	-
Exercised during the period	(265,167)	5.05 - 8.68	6.26	(1,659,000)
Forfeitures and expirations	(3,400)	5.25 - 6.05	5.52	(19,000)
Outstanding - August 31, 2007	1,108,967	$ 5.05 - 8.68	$ 6.90	$ 7,653,000

Exercisable - August 31, 2007	362,032	$ 5.05 - 8.68	$ 6.98	$ 2,526,000

The following table summarizes significant ranges of outstanding and exercisable stock options at August 31, 2007:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$ 5.05 - 6.00	150,400	150,400
6.01 - 8.00	743,567	74,966
8.01 - 8.68	215,000	136,666

At August 31, 2007, based upon a closing market price of $14.53 per share for the Company's Common Stock, the aggregate intrinsic value of all outstanding stock options was $8,460,000, including an aggregate intrinsic value of $2,734,000 for all exercisable stock options. During the nine month period ended August 31, 2007, stock options were exercised for 265,167 shares. Based upon the market price of the Company's Common Stock on the date of exercise, the aggregate intrinsic value of the shares exercised amounted to $1,676,000. At August 31, 2007, the weighted average remaining contractual life of outstanding options was approximately 2.5 years.

At August 31, 2007, the total future equity-based compensation expense (determined using the Black-Scholes option pricing model) related to outstanding nonvested options is expected to be recognized as follows:

2007	7,000
2008	1,000
$ 8,000

Note 7 - Inventories Inventories by major classification are as follows (in thousands):
	August 31,	November 30,
	2007	2006

Finished goods	$ 2,836	$ 2,419
Work-in-process	7,711	6,586
Raw materials	13,825	12,749
	$24,372	$21,754

Inventories are presented net of aggregate inventory reserves of $2,291,000 at August 31, 2007 and $1,341,000 at November 30, 2006.

Note 8 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	August 31,	November 30,
	2007	2006

Land and improvements	$ 2,213	$ 2,190
Buildings and improvements	15,654	15,035
Machinery and equipment	34,419	32,030
	52,286	49,255
Less accumulated depreciation	27,840	25,019
	$24,446	$24,236

Note 9 - Goodwill Changes in the carrying amount of goodwill for the periods ended August 31, 2007 and 2006, in total and for each reportable segment, are summarized as follows (in thousands):
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006

Goodwill, beginning of period	$ 35,760	$ 28,732	$ 34,508	$ 28,361

Goodwill acquired	(91)	4,924	1,161	5,295
Goodwill impairment losses	-	-	-	-

Goodwill, end of period	$ 35,669	$ 33,656	$ 35,669	$ 33,656

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors And Controls

Nine Months Ended August 31, 2007

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 7,706

Goodwill acquired	-	1,161	-
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 13,720	$ 7,706

2006

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 1,559

Goodwill acquired	-	-	5,295
Goodwill impairment losses	-	-	-

Goodwill, end of period	$ 14,243	$ 12,559	$ 6,854

Based upon the Company's preliminary allocation of its purchase price for EMF, goodwill of $1,161,000 has been recorded in the nine months ended August 31, 2007. Of this amount, $1,252,000 of goodwill was recorded in the first quarter of fiscal 2007, with a subsequent reduction of $91,000 recorded in the third quarter of fiscal 2007 upon revision of the preliminary purchase price allocation.

On July 14, 2006, the Company acquired all of the outstanding common stock of Advanced Thermal Products, Inc. ("ATP") at an aggregate cash purchase price of $9,507.000. Based upon the Company's preliminary allocation of its purchase price for ATP, goodwill of $4,924,000 was recorded in the third quarter of fiscal 2006.

On October 31, 2005, the Company acquired all of the outstanding common stock of JDK Controls, Inc. ("JDK") at an aggregate cash purchase price of $4,110,000. In the first quarter of fiscal 2006, the Company finalized the allocation of this purchase price to the assets acquired and liabilities assumed. As a result of this final allocation, additional goodwill of $371,000 was recorded along with a deferred income tax liability in the same amount during the nine months ended August 31, 2006.

Note 10 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):

	August 31,	November 30,
	2007	2006
Amortizable assets:
Customer-related intangibles	$ 5,798	$ 5,284
Patents and patent rights	310	278
Debt issuance costs	205	205
	6,313	5,767
Less accumulated amortization	2,480	1,794
	3,833	3,973
Other assets:
Prepaid environmental liability insurance (see Note 13)	3,293	3,850
Deferred charges	148	178
	3,441	4,028

Other noncurrent assets	$ 7,274	$ 8,001

For the three month periods ended August 31, 2007 and 2006, amortization of intangible assets was $246,000 and $196,000, respectively. For the nine month periods ended August 31, 2007 and 2006, amortization of intangible assets was $686,000 and $586,000, respectively. For each of the five fiscal years ending November 30, 2011, amortization expense is expected to be as follows (in thousands):

2007	$ 902
2008	704
2009	549
2010	480
2011	431

Note 11 - Short-Term Debt Short-term debt consists of the following (in thousands):
	August 31, 2007	November 30, 2006

Notes payable - domestic line of credit (1)	$ 3,000	$ 9,000

Notes payable - foreign line of credit (2)	-	-

	$ 3,000	$ 9,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the nine month period ended August 31, 2007, weighted average borrowings under the revolving line of credit amounted to $6,978,000, with an average interest rate of 6.56%, and maximum month-end borrowings of $9,000,000. During the nine month period ended August 31, 2006, weighted average borrowings amounted to $4,712,000, with an average interest rate of 6.15%, and maximum month-end borrowings of $14,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2007, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,367,000 (Euro 1,000,000). During the nine month periods ended August 31, 2007 and 2006, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 12 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	August 31, 2007	November 30, 2006

Accrued salaries and wages	$ 3,274	$ 3,209
Accrued environmental remediation costs (see Note 13)	457	456
Accrued interest	60	151
Accrued other expenses	1,230	245

	$ 5,021	$ 4,061

Note 13 - Other Liabilities Other liabilities consist of the following (in thousands):
	August 31, 2007	November 30, 2006

Accrued environmental remediation costs	$ 1,899	$ 2,469
Less current portion	457	456

	$ 1,442	$ 2,013

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

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, the Company entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) the Company agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the Company's costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) the Company purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4,762,000. The cost of the insurance associated with the environmental clean-up ($3,499,000) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1,263,000) is being charged to general and administrative expense on a pro rata basis over the ten year policy term.

Based upon estimates prepared by the Company's environmental consultants (Conestoga-Rovers & Associates), a liability of $2,888,000 was recorded by the Company to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2007, remediation expenditures of $989,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,899,000, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company's general and administrative expenses.

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

At August 31, 2007 and 2006, the Company had no forward contracts outstanding.

Note 15 - Earnings Per Common Share The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:
	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 3,081	$ 1,852	$ 7,950	$ 3,871

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,411	13,159	13,336	13,105

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,411	13,159	13,336	13,105

Effect of dilutive stock options	497	354	430	244
	13,908	13,513	13,766	13,349
Earnings per common share:

Basic	$ 0.23	$ 0.14	$ 0.60	$ 0.30
Diluted	$ 0.22	$ 0.14	$ 0.58	$ 0.29

Note 16 - Comprehensive Income The components of comprehensive income are as follows (in thousands):
	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net income	$ 3,081	$ 1,852	$ 7,950	$ 3,871

Foreign currency translation
adjustments	43	3	119	182

Comprehensive income	$ 3,124	$ 1,855	$ 8,069	$ 4,053

The components of accumulated other comprehensive income are as follows (in thousands):
	August 31,	November 30,
	2007	2006

Foreign currency translation adjustments	$ 373	$ 254

Note 17 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):
	Nine Months Ended August 31,
	2007	2006

Cash paid during the period for:
Interest	$ 544	$ 228
Income taxes	1,700	2,070

Liabilities assumed in connection with:
Purchase of land and buildings	-	2,888
Business acquisitions	104	462

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended August 31, 2007 and 2006, is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended August 31:
2007

Revenue from unaffiliated customers	$ 15,538	$ 12,641	$ 1,836	$ 5,403
Segment income	3,054	2,758	287	739

2006

Revenue from unaffiliated customers	15,632	12,732	1,743	3,125
Segment income	1,234	2,575	488	307

Nine Months Ended August 31:
2007

Revenue from unaffiliated customers	$ 45,592	$ 35,454	$ 5,269	$ 15,548
Segment income	7,927	6,686	824	2,189

2006

Revenue from unaffiliated customers	42,003	36,650	5,136	6,887
Segment income	2,608	7,300	1,478	482

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Total income for reportable
segments	$ 6,838	$ 4,604	$ 17,626	$ 11,868

Unallocated amounts:

General and
administrative expense	(1,871)	(1,541)	(4,800)	(5,628)

Interest expense	(127)	(166)	(453)	(305)

Other income and (expense), net	48	30	244	210

Consolidated income before
provision for income taxes	$ 4,888	$ 2,927	$ 12,617	$ 6,145

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

Acquisitions

On January 26, 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. ("EMF"). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies ("IMA"), including synthesizers and phase-locked oscillators. These sophisticated products are used in numerous military and commercial applications such as military radar systems, secured communications, and commercial weather radar. The aggregate cash purchase price for EMF was $2.4 million, which was primarily funded by existing cash reserves.

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

The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the three and nine months ended August 31, 2007 and 2006 include the following amounts related to these acquired businesses (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
EMF	$ 1,160	$ -	$ 2,533	$ -

ATP	$ 2,340	$ 1,157	$ 7,012	$ 1,157

For operating segment purposes, EMF is reported within our Microwave Components and Systems business segment and ATP is included in our Sensors and Controls business segment.

Asset Impairment Loss

In August 2005, our ceramic manufacturing operations in New Orleans, Louisiana, were severely damaged by Hurricane Katrina and related flooding (the "Hurricane"). As a result, we recorded an asset impairment loss of $274,000 in the fourth quarter of fiscal year 2005 (after expected aggregate insurance proceeds of $6.0 million), and reduced the carrying value of the affected land and building to its estimated fair value of $450,000. On March 7, 2006, we sold the New Orleans land and building at a net selling price of approximately $250,000. Accordingly, for the three month period ended February 28, 2006, we reduced the carrying value of the land and building to $250,000 and recorded an asset impairment loss of $200,000. This asset impairment loss has been included in our general and administrative expense for the nine month period ended August 31, 2006.

As of November 30, 2006, we had received $4.5 million of insurance proceeds for our Hurricane-related claims, and we had recorded an insurance recovery receivable of $1.5 million for expected additional proceeds. On January 16, 2007, we received insurance proceeds in excess of $1.7 million upon the final settlement of all related claims. Accordingly, $248,000 was credited against our general and administrative expense for the three month period ended February 28, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable. This credit has been included in our general and administrative expense for the nine month period ended August 31, 2007.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) expected future sales growth rates for our microwave components and systems, (2) our belief as to future market conditions, (3) our anticipated capital expenditures, and (4) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the third quarter of fiscal 2007, our sales increased by $2.2 million or 6.6% from the same period last year. This increase was principally driven by our recent business acquisitions. Sales of our sensors and controls increased by $2.3 million in the current quarter, compared to the same period a year ago. In addition to ATP product sales increases of $1.2 million, the current quarter sales growth for these products reflects increased orders for our custom position sensors and related assemblies, which are used in numerous military/aerospace and commercial applications. Despite EMF product sales of $1.2 million, sales of our microwave components and systems decreased slightly in the current quarter as certain major military/defense programs were going through a normal transition period of renewal or replacement. Early in fiscal 2008, we expect our microwave products to resume their historical positive growth rate. Total consolidated customer orders received in the third quarter of fiscal 2007 were $37.0 million, an increase of $9.4 million or 33.9% from the comparable period of 2006.

In the third quarter of fiscal 2007, our gross margin was $10.1 million or 28.5% of sales, compared to $7.5 million or 22.5% of sales for the same quarter last year. Our improved gross margin percentage primarily reflects reduced ceramic component costs. After losing our New Orleans ceramic manufacturing facility to Hurricane Katrina in August of 2005, we began purchasing ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. As a result, our material costs increased and our gross margin, as a percentage of sales, decreased below historical levels. To re-establish our own ceramic manufacturing capabilities, and replace the operations previously conducted in New Orleans, we acquired in December 2005 a facility in State College, Pennsylvania. In June 2006, limited ceramic component production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and substantially all purchases of specialty ceramic components from third party suppliers were eliminated. Accordingly, as a percentage of sales, our gross margin in the current quarter returned to a more normalized level.

Selling, general and administrative expense increased by $711,000 in the current quarter, compared to the same period a year ago. As a percentage of sales, selling expense was relatively constant at 7.6%, with aggregate selling expense increasing by $117,000 in the current period as a result of greater sales volume. General and administrative expense increased by $594,000 in the current quarter, principally reflecting higher personnel costs and additional professional fees associated with our initial-year compliance with Section 404 of the Sarbanes-Oxley Act.

With our greater sales volume and improved gross margin, our overall profitability significantly increased. We generated net income of $3.1 million or 23 cents per share (22 cents diluted) in the third quarter of fiscal 2007, compared to net income of $1.9 million or 14 cents per share for the same period last year.

As a result of our enhanced profitability, net cash provided by operating activities grew to $9.4 million during the first nine months of fiscal 2007. In addition to this positive operating cash flow, we received $1.1 million in cash from the exercise of employee stock options and $1.7 million upon the final settlement of all insurance claims related to Hurricane Katrina. This aggregate cash generation enabled us to repay $6.0 million of borrowings under our domestic line of credit, expend $3.0 million for capital equipment and improvements, as well as fund the $2.4 million cash purchase price for EMF.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three and nine months ended August 31, 2007 and 2006:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	71.5	77.5	73.5	77.4
Gross margin	28.5	22.5	26.5	22.6
Selling, general and
administrative expense	14.5	13.3	13.9	15.7
Income from operations	14.0	9.2	12.6	6.9
Other income (expense)
Interest expense	(0.3)	(0.5)	(0.4)	(0.3)
Other income and expense, net	0.1	0.1	0.2	0.2
Income before provision
for income taxes	13.8	8.8	12.4	6.8
Provision for income taxes	5.1	3.2	4.6	2.5
Net income	8.7%	5.6%	7.8%	4.3%

The following table sets forth the Company's net sales by reportable operating segments for the three and nine months ended August 31, 2007 and 2006 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006

Signal and Power Integrity Components	$ 15,538	$ 15,632	$ 45,592	$ 42,003
Microwave Components and Systems	12,641	12,732	35,454	36,650
Power Management Systems	1,836	1,743	5,269	5,136
Sensors and Controls	5,403	3,125	15,548	6,887
	$ 35,418	$ 33,232	$ 101,863	$ 90,676

Third Quarter 2007 Versus Third Quarter 2006

Net Sales

Our consolidated net sales were $35.4 million in the third quarter of fiscal 2007, an increase of $2.2 million or 6.6% from the comparable period last year. This increase primarily reflects the positive impact of our recent acquisitions of EMF and ATP. Sales of our sensors and controls were $5.4 million in the current quarter, an increase of $2.3 million from the third quarter of fiscal 2006. In addition to ATP product sales increases of $1.2 million, the current quarter growth in sensor sales reflects increased orders for our custom position sensors and related assemblies. These products are used in various commercial, aerospace and military markets, with major applications in medical and meteorological instruments, animatronics and robotics, aircraft flap position actuators, cockpit instrumentation, military vehicles, and various automotive controls. Despite EMF product sales of $1.2 million, sales of our microwave components and systems decreased slightly in the current quarter ( $12.6 million in 2007 versus $12.7 million in 2006 ) as certain major military-related programs were substantially completed and not yet fully renewed or replaced with the next generation of products. We expect this normal program transition period to be completed by the end of this year, after which our microwave components and systems should resume their positive historical growth rate. Sales of our signal and power integrity components, along with our power management systems, remained stable throughout the period with aggregate sales of $17.4 million in the third quarter of fiscal 2007 and 2006.

Total consolidated customer orders received in the third quarter of fiscal 2007 amounted to $37.0 million, up $9.4 million or 33.9% from the comparable period of 2006. Overall, average selling prices remained relatively stable throughout all of our product lines.

Gross Margin

In the third quarter of fiscal 2007, gross margin was $10.1 million or 28.5% of sales, compared to $7.5 million or 22.5% of sales for the same quarter last year. This increase in gross margin percentage principally reflects reduced material costs from the resumption of internal ceramic manufacturing. Total material costs (including ceramic components) amounted to $9.1 million or 25.6% of sales in the third quarter of fiscal 2007, compared to $10.6 million or 31.8% of sales in the third quarter of fiscal 2006.

Prior to its destruction by Hurricane Katrina in late August of 2005, our New Orleans operations designed and manufactured specialty ceramic capacitors. These custom ceramic components are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we began purchasing these ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. To address our ongoing ceramic component needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility has become the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and substantially all purchases of specialty ceramic components from third party suppliers were eliminated. Accordingly, as a percentage of sales, our gross margin in the current quarter returned to a more normalized level.

Selling, General and Administrative Expense

As a percentage of sales, selling expense was relatively constant at 7.6% in the current quarter and 7.8% in the same period last year. Aggregate selling expense increased by $117,000 in the current period, primarily reflecting greater sales volume. General and administrative expense was $2.4 million in the third quarter of fiscal 2007, versus $1.8 million in the third quarter of fiscal 2006. This increase principally reflects higher personnel costs (including incentive-based compensation) and additional professional fees associated with our initial-year compliance with Section 404 of the Sarbanes-Oxley Act.

Interest Expense

With our increased profitability and positive operating cash flow, we have reduced our borrowings under our domestic line of credit. In the third quarter of fiscal 2007, interest expense from short-term borrowings amounted to $85,000, with weighted average borrowings of $5.2 million and a weighted average interest rate of 6.45%. In the third quarter of fiscal 2006, interest expense from short-term borrowings amounted to $148,000, with weighted average borrowings of $9.4 million and a weighted average interest rate of 6.32%. Interest expense on our long-term borrowings increased slightly during the current period as a result of higher interest rates.

Nine Months 2007 Versus Nine Months 2006

Net Sales

For the first nine months of fiscal 2007, our net sales increased by $11.2 million or 11.0%, with consolidated sales of $101.9 million in 2007 and $90.7 million in 2006. Of this $11.2 million increase, $8.4 million relates to our recent acquisitions of EMF and ATP. Sales of our signal and power integrity products were $45.6 million in the first nine months of fiscal 2007, up $3.6 million from a year ago, primarily reflecting improved overall market conditions. Additionally, in the first nine months of fiscal 2006, our signal integrity product sales were negatively impacted by the aftermath of Hurricane Katrina and our inability to obtain the ceramic components necessary to complete certain signal product orders. Sales of our sensors and controls were $15.5 million in the current period, an increase of $8.7 million from the first nine months of fiscal 2006. In addition to ATP product sales increases of $5.9 million, the current year growth in sensor sales principally reflects increased demand for our custom position sensors used in various medical, commercial weather instruments, and military applications. Sales of our power management systems increased slightly, with sales of $5.3 million in the first three quarters of fiscal 2007 and $5.1 million in the comparable period of 2006. We continue to be optimistic about the long-term growth potential of these advanced systems, which are used in various infrastructure equipment including voice-over-internet protocol ("VoIP") equipment, unmanned military transport equipment, wireless base stations, and switching gear. Sales of our microwave components and systems declined slightly in the first nine months of fiscal 2007, with sales of $35.5 million in the current period and $36.7 million in the comparable period last year. Total customer orders received in the first nine months of fiscal 2007 amounted to $106.5 million, up $15.9 million or 17.5% from the first nine months of fiscal 2006.

Gross Margin

For the first nine months of fiscal 2007, gross margin was $27.0 million or 26.5% of sales, compared to $20.5 million or 22.6% of sales for the same period last year. The improvement in gross margin, as a percentage of sales, primarily reflects the reduction in material costs realized from our recent elimination of third party ceramic component purchases and the resumption of our own internal ceramic manufacturing. Total material costs amounted to $26.7 million or 26.2% of sales in the first nine months of fiscal 2007, compared to $28.0 million or 30.9% of sales for the first nine months of fiscal 2006. Total labor costs were $12.3 million or 12.0% of sales in the current period, compared to $9.9 million or 10.9% of sales in the same period last year. In addition to greater sales volume and changes in product mix, the increase in labor costs primarily reflects our resumption of internal ceramic production. As a percentage of sales, manufacturing overhead decreased slightly in fiscal 2007, reflecting economies of scale achieved with higher sales volume. Aggregate manufacturing overhead was $35.8 million or 35.2% of sales in the first three quarters of fiscal 2007, versus $32.3 million or 35.6% of sales for the comparable period of fiscal 2006.

Selling, General and Administrative Expense

During the first nine months of fiscal 2007, selling expense amounted to $8.1 million or 8.0% of sales, compared to $7.6 million or 8.4% of sales for the same period last year. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses.

General and administrative expense was $6.1 million in the first three quarters of fiscal 2007, versus $6.6 million in the comparable period of fiscal 2006. This decrease in general and administrative expense was driven by numerous factors, including the following: (1) $448,000 associated with asset impairments from Hurricane Katrina, reflecting the difference between the asset impairment loss of $200,000 recorded in the first nine months of fiscal 2006 and the $248,000 credit to general and administrative expense realized in the first nine months of fiscal 2007 upon the final settlement of all related insurance claims; (2) Pre-production start-up costs of $188,000 recognized in 2006 in connection with our State College facility; (3) $178,000 of expenses incurred in 2006 associated with the final clean-up of our New Orleans facility from the damage inflicted by Hurricane Katrina, and (4) $135,000 of additional equity-based compensation expense recorded in 2006 from our adoption of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment". These decreases to general and administrative expense were partially offset in 2007 by higher personnel costs and additional professional fees associated with our initial-year compliance with Section 404 of the Sarbanes-Oxley Act.

Interest Expense

During the first nine months of fiscal 2007, interest expense was $453,000, up $148,000 from the first nine months of fiscal 2006, primarily reflecting our increase in short-term borrowings. For the first three quarters of fiscal 2007, interest expense on borrowings under our domestic line of credit amounted to $348,000, with weighted average borrowings of $7.0 million and a weighted average interest rate of 6.56%. For the first three quarters of fiscal 2006, interest expense on our line of credit borrowings was $217,000, with weighted average borrowings of $4.7 million and a weighted average interest rate of 6.15%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. In connection with our PML technology, we received license fee and royalty income of $116,000 in the first nine months of fiscal 2007 and $114,000 in the comparable period of 2006. It is not known what remaining commercial value, if any, our PML licenses may have.

Investment income of $96,000 in 2007 and $91,000 in 2006 was realized from temporary cash investments.

Income Taxes

Our effective income tax rate was 37.0% in 2007 and 2006, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

Military aircraft, naval vessels, and certain military vehicles contain extensive communications equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. We also provide various EMI filtered arrays and filtered connectors to aerospace manufacturers for use in commercial applications such as point to point telemetry and avionic upgrades. In fiscal 2006, military/aerospace sales were approximately 54.0% of our consolidated sales. In fiscal 2007, military/aerospace sales continue to comprise more than half of our consolidated sales. Demand for military/aerospace products may be impacted by numerous economic, technological and political factors. Accordingly, there can be no assurance that sales to such customers will not decrease in the future.

In fiscal year 2006, approximately 24.0% of our sales were to customers in the telecommunications industry. Our three largest telecom customers, original equipment manufactures of telecommunications equipment, represented 7.0% of our total consolidated net sales in 2006. In fiscal year 2007, telecommunications continues to be a significant market for our products. Several years ago, the telecommunications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have demonstrated improvement, but overall market trends and forecasts remain unpredictable. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

In addition, our results of operations may be negatively affected in the future by a variety of other factors including: time delays and cost overages in conducting specialty ceramic capacitor manufacturing at our new State College facilities; competitive pricing pressures; new technologies which decrease the demand for our products; new product offerings by our competitors; product cost changes; changes in the overall economic climate; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At August 31, 2007, $3.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At August 31, 2007, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.4 million (Euro 1.0 million). At August 31, 2007, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased throughout the current period. At August 31, 2007, we had net working capital of $41.0 million, compared to $31.8 million at November 30, 2006. At August 31, 2007, current assets were 3.62 times current liabilities, compared to 2.54 at the end of fiscal 2006.

Excluding the assets acquired from EMF, our capital expenditures for property, plant and equipment amounted to $3.0 million in the first nine months of fiscal 2007. These capital expenditures primarily related to routine replacement of older fixed assets, as well as capacity expansion for certain signal, power, and sensor product lines. At August 31, 2007, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2007, no shares were purchased. Since the adoption of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

As of August 31, 2007, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$ 1,142	$ 11	$ 100	$ 487	$ 65	$ 70	$ 409
Operating leases	2,900	302	933	915	684	66	-

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

With our enhanced profitability, net cash provided by operating activities grew to $9.4 million during the first nine months of fiscal 2007. During the comparable period of fiscal 2006, net cash of $6.3 million was used in operating activities. With sales volume and production requirements significantly increasing throughout last year, accounts receivable and inventories in 2006 increased by $7.3 million and $1.8 million, respectively. Operating cash flow in the first nine months of fiscal 2006 was also negatively impacted by the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility. In fiscal 2007, our positive operating cash flow enabled us to repay $6.0 million of borrowings under our domestic line of credit, as well as fund the $2.4 million cash purchase price for EMF.

At August 31, 2007, the aggregate carrying value of goodwill was $35.7 million or 28.8% of our total assets and 36.5% of our total stockholders' equity. This amount includes approximately $6.9 million of goodwill recognized in connection with our recent acquisitions of EMF and ATP. On an annual basis, and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill must be tested for impairment and a writedown of the asset may be necessary. For all of the periods presented herein, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.5 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.3 million) is being charged to general and administrative expense on a pro rata basis over the ten year policy term.

Based upon estimates prepared by our environmental consultants ( Conestoga-Rovers & Associates), we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2007, remediation expenditures of $1.0 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.9 million, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2007, our allowance for doubtful accounts was $1.1 million, or 4.2% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the telecommunications equipment industry will continue to improve throughout the remainder of fiscal 2007. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2007, we had recorded inventory reserves in the aggregate amount of $2.3 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At August 31, 2007, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2007, no interest rate swap agreements were outstanding.

Top of Report

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.
(b)	Change in Internal Controls
There were no changes in the Company's internal controls over financial reporting during the quarter ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Spectrum Control, Inc. (Registrant)

Date: September 28, 2007	By: /s/ John P. Freeman
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
Date: September 28, 2007
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
Date: September 28, 2007
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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended August 31, 2007, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 28th day of September 2007.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report