Form 10-K
period 2007-11-30
SPECTRUM CONTROL INC
filed 2008-02-13
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

At May 31, 2007, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $14.44 was $176,134,947. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 31, 2008, the registrant had outstanding 13,265,576 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 7, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company intends these forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, descriptions of management’s expectations regarding the future markets for the Company’s products, future operating performance, and other future plans and objectives. Words such as “expect”, “anticipate”, “believe”, “intend”, and variations of such words identify forward-looking statements. These forward-looking statements are only predictions and are not guarantees of future performance. Actual results or events may differ materially from historical results or those suggested by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under Item 1, Item 1A “Risk Factors”, as well as Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, manufacture and market a broad line of control products and systems used to condition, regulate, transmit, receive, or govern electronic performance. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). Over the past several years, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of control products and systems. The Company’s current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru (“MLFT”) filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear positioning sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

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

Spectrum Control, Inc. (the “Parent company”) was incorporated in Pennsylvania in 1968. The Parent company currently operates manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; and Wesson, Mississippi. Operations in Fairview include the design and manufacture of certain signal and power integrity products used primarily in military and defense applications. In State College, the Parent company’s operations include the design and manufacture of power management systems. Operations in Wesson principally consist of metal fabrication manufacturing in support of our power integrity and power management systems product offerings. The Parent company’s executive offices are located in Fairview, Pennsylvania.

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

Other wholly-owned operating subsidiaries of the Parent company include: Spectrum Microwave, Inc.; Spectrum SEI Microwave, Inc.; Spectrum FSY Microwave, Inc.; Spectrum Sensors and Controls, Inc. (CA Corp); Spectrum Sensors and Controls, Inc. (PA Corp.); Spectrum Control, GmbH; Spectrum Control de Mexico; and Spectrum Control (Hong Kong) Limited.

Spectrum Microwave, Inc. (“Spec Microwave”), designs and manufactures various radio frequency (“RF”) and microwave products. These high-end components and integrated assemblies include amplifiers, frequency mixers, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Currently, Spec Microwave operates facilities in Philadelphia, Pennsylvania; Palm Bay, Florida; as well as a portion of our recently acquired facility in State College, Pennsylvania.

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

Spectrum Sensors and Controls, Inc. (PA Corp.), was formerly known as Advanced Thermal Products, Inc. (“ATP”). In 2006, we acquired all of the outstanding stock of ATP and, concurrent with the acquisition, changed its corporation name. The company designs and manufactures a broad line of custom temperature sensors including temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies.

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

RECENT DEVELOPMENTS

ACQUISITION

On January 26, 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. (“EMF”). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies (“IMA”), including synthesizers and phase-locked oscillators. These IMA products are used in numerous military and commercial applications such as military radar systems, secure communications, and commercial weather radar. We believe that the IMA product offerings and oscillator components included with this acquisition are a natural complement and extension to our existing Microwave Components and Systems business segment. We also believe that our vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for EMF products. The aggregate cash purchase price for EMF was $2.4 million.

The aggregate cash purchase price was primarily funded by existing cash reserves. The results of operations of the acquired business have been included in our financial statements since the acquisition date. Accordingly, EMF net sales of $3.2 million have been included in our consolidated net sales for the year ended November 30, 2007, with EMF activities reported within our Microwave Components and Systems business for operating segment purposes.

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

As of November 30, 2006, we had received $4.5 million of insurance proceeds for our Hurricane-related claims, and we had recorded an insurance recovery receivable of $1.5 million for expected additional insurance proceeds. In January 2007, we received insurance proceeds of $1.748 million upon the final settlement of all related claims. Accordingly, $248,000 was credited against our general and administrative expense in the year ended November 30, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable.

MARKETS

Although our components and systems are used in many industries worldwide, our largest markets are communications equipment and military/defense which collectively represented approximately 68% of our fiscal year 2007 sales. In communications, our products are used in numerous systems including wireless base stations and towers, broadband switching equipment, global positioning systems, Wi-Fi, optical networks, and Internet servers. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military vehicles, aircraft, missile defense systems, and simulation equipment. Other significant markets for our products include medical equipment, industrial instrumentation, and commercial aerospace. Automotive represents and emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls.

COMMUNICATIONS EQUIPMENT

Several years ago, the communications equipment industry experienced a severe slowdown. Recently, market conditions in the industry have remained unpredictable and somewhat volatile. Beyond the current economic uncertainty in the communications equipment market, we believe the factors fostering long-term market growth remain in place. Prior to 2001, the communications industry experienced significant worldwide growth. This growth primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services (“PCS”), and satellite-based voice and data systems also contributed to this growth. As demand for wireless communication services continue to grow, and industry-wide excess inventory levels are consumed, service providers will need to make substantial investments in new equipment and infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market’s long-term growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including PCS, Code Division Multiple Access (“CDMA”), Global System for Mobile Communications (“GSM”), Enhanced Data Rates for GSM Evolution (“EDGE”), Local Multipoint Distribution System (“LMDS”), Multi-Channel Multipoint Distribution System (“MMDS”), Third Generation Wireless (“3G”, “3.5G”, and “3.9G”), Bluetooth, and Voice over Internet (“VoIP”).

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

Worldwide Interoperability for Microwave Access (“WiMAX”) is a technology aimed at providing wireless data over long distances in a variety of ways, from point-to-point links to full mobile cellular-type access. There is currently increasing amounts of development activity in the industry aimed at this emerging technology. The Company has and continues to develop infrastructure-related products for this application.

Approximately 20% of the Company’s total revenue during fiscal year 2007 was derived from sales of its products to OEM customers in the communications equipment industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

MILITARY/DEFENSE

Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions (such as AMRAAM and JDAM), and radar systems. The Company provides low pass filters, multisection assemblies, custom position sensors, and various microwave components and subsystems to major equipment manufacturers for installation into these systems. The Company’s customers, in turn, sell their equipment to major defense manufacturers or directly to governments.

Military/defense sales were approximately $65.5 million in 2007 or 48% of our sales, compared to $59.1 million in 2006 or 47% of total sales. Demand for military/defense products may be impacted by numerous economic, technological and political factors. Accordingly, while the Company has developed and will continue to develop products for military/defense programs, there can be no assurance that sales to such customers will not decrease in the future.

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

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. We currently maintain a state-of-the-art ceramic production facility in State College, Pennsylvania, with advanced manufacturing equipment primarily designed for the production of specialty ceramic capacitors. These ceramic products are critical components of our signal integrity products. Our State College facility, along with our extensive ceramic expertise, enables us to maintain short lead times for our signal product prototyping and production orders. We also maintain a metal fabrication facility with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power integrity and power management systems product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

We Offer High Quality, High Performance Products. Our customers demand a high level of quality and performance. We believe we meet our customers’ requirements for high quality products manufactured to increasingly exacting specifications, including performance and quality standards that are set by agencies and other governmental bodies whose regulations may apply to specific telecommunications or other equipment. We emphasize a quality culture, driving continuous product improvement and a company-wide commitment to quality. As part of our commitment to high quality manufacturing, all of our domestic and foreign manufacturing facilities have achieved and maintain ISO 9001 certification, and we have been approved by defense customers under the requirements of the U.S. military quality system. Most of our manufacturing facilities also have achieved and maintain the automotive industry quality standard of QS 9000.

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

Introducing New Signal and Power Integrity Product Lines. We are broadening our product lines to include a more comprehensive range of signal and power integrity products. For example, our product development efforts recently enabled us to introduce a complete line of surface mount filter solutions for addressing EMI at the printed circuit board (“PCB”) level. This new line of surface mount inductors, low pass filters, high frequency filters, and power EMI filters is designed to offer high performance EMI filtering in a minimal PCB footprint. These new products are ideal for applications where smaller size is critical, including certain digital equipment, wireless base stations, modems, digital subscriber line (“DSL”) equipment, global positioning systems (“GPS”), and LAN networking equipment. Other recently developed products include circular connectors (used in numerous military/defense applications) and antenna assemblies. On an ongoing basis, our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices, optical networks, medical equipment, and defense applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing signal and power integrity products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

Expanding in Markets for Higher Margin Power Management Systems. We continue to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a diversified provider of higher margin power management systems. We have successfully introduced our SMART start and SMART start Jr. products. These multifunctional units direct and manage power to connected servers and networking equipment, while providing remote operational flexibility and control. More recently, we have expanded our product offerings to include a broad line of AC configured power distribution units (metered and non-metered). We intend to develop and introduce additional higher-margin advanced product offerings in the future.

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core businesses. In addition to our recent acquisitions of EMF and ATP, we acquired JDK Controls, Inc. (“JDK”) in October 2005. With the acquisition of JDK, we expanded our product offerings to include position sensor and control products, including various potentiometers. Potentiometers (electro-mechanical control devices, converting rotary or linear motion) and other custom position sensors represent an entirely new product area for us with expanded market opportunities. With ATP’s temperature sensing products added to JDK’s custom precision sensors, we have established Sensors and Controls as the fourth major business segment for our Company. In recent years, we have also made several acquisitions which have significantly expanded our microwave product offerings and capabilities. With these acquisitions, we can now offer our customers a much broader line of microwave products and custom engineered wireless solutions. Microwave products represent a significant growth opportunity for us, with a total world market much larger than our traditional EMI filter market.

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

LOW PASS EMI FILTERS

The Company’s low pass EMI filter offerings include hermetically sealed and resin sealed/solder-in filters and capacitors. The Company’s hermetically sealed filters are primarily used in military/secure communications, smart weapons and munitions, aerospace, power supplies, signal lines, and certain medical equipment. Resin sealed/solder-in filters are used in a wide range of products including communications equipment, transceivers, and industrial control systems.

FILTERED ARRAYS

The Company’s filtered array products consist of various filter plate assemblies. Filter plates are predominantly utilized in communications equipment including wireless base stations, linear power amplifiers, and wireless microcell repeaters. This product offering often provides an economical method of meeting electromagnetic compatibility (“EMC”) requirements.

FILTERED CONNECTORS

The Company offers a range of custom connectors, datacomm interconnects, and D-Subminiature Connectors. These filtered connectors are used in numerous applications including communications equipment, wireless base stations, industrial process equipment, and certain personal computers. Additionally, the Company designs and manufactures various circular connectors used in numerous military applications.

SPECIALTY CERAMIC PRODUCTS

The Company sells a broad range of specialty ceramic products including miniature discoidal capacitors used in medical implantibles, and patch antenna elements and assemblies used in global positioning systems.

POWER INTEGRITY COMPONENTS

The Company’s power product offerings currently include commercial custom assemblies, multisection filters, power line filters, power entry modules, and power terminal blocks. The Company’s multisection products primarily serve the military/defense market with applications in satellite communications, electronic warfare, and ground/air weapons systems. Other power products are principally used in communications equipment, including telecommunication racks, wireless base stations, Internet servers, and networks.

During the year ended November 30, 2007, approximately 44% of the Company’s total revenue was generated from the sale of signal and power integrity components.

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

During the year ended November 30, 2007, approximately 35% of the Company’s total revenue was generated from the sale of microwave components and systems.

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

During the year ended November 30, 2007, approximately 6% of the Company’s total revenue was generated from the sale of power management systems.

SENSORS AND CONTROLS

With the acquisitions of ATP and JDK, the Company now designs and manufactures a broad range of precision position sensors, transducers, temperature sensors, and thermal products. Our position sensor products include motorized potentiometers, fader and hollow shaft potentiometers, element segments and wiper assemblies. Our advanced thermal products consist of temperature sensing probes and assemblies, resistance temperature detector probes and assemblies, and positive and negative temperature coefficient thermistors. Major applications for our sensors and controls product offerings include military/defense aircraft and vehicles, commercial aerospace, medical equipment, wind instruments, HVAC, industrial automation, and commercial food equipment.

During the year ended November 30, 2007, approximately 15% of the Company’s total revenue was generated from the sale of sensors and controls.

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

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company’s consolidated financial statements. However, substantially all of the Company’s general and administrative expenses, and nonoperating expenses, are not allocated to the Company’s reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income. Segment reportable assets are comprised of certain tangible assets (property, plant, equipment, and inventories) and goodwill.

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2007, 2006, and 2005, reportable segment information is as follows (in thousands):

2007	Signal and Power Integrity Components	Microwave Components And Systems	Power Management Systems	Sensors And Controls	Total
Revenue from unaffiliated customers	$60,713	$47,748	$7,586	$20,492	$136,539
Depreciation and amortization expense	1,924	2,041	205	523	4,693
Segment income	11,314	8,791	1,338	2,815	24,258
Segment assets
Tangible assets	22,030	16,100	2,903	5,946	46,979
Goodwill	14,243	13,720	—	7,706	35,669
Capital expenditures	1,999	1,524	372	1,892	5,787

2006
Revenue from unaffiliated customers	58,472	48,716	6,657	11,827	125,672
Depreciation and amortization expense	1,739	1,709	109	330	3,887
Segment income	3,754	9,511	2,012	1,407	16,684
Segment assets
Tangible assets	21,986	14,076	1,190	3,921	41,173
Goodwill	14,243	12,559	—	7,706	34,508
Capital expenditures	6,337	1,189	749	256	8,531

2005
Revenue from unaffiliated customers	52,236	38,399	7,080	639	98,354
Depreciation and amortization expense	2,415	1,124	167	14	3,720
Segment income	4,290	6,018	2,547	41	12,896
Segment assets
Tangible assets	14,290	15,527	611	827	31,255
Goodwill	14,243	12,559	—	1,559	28,361
Capital expenditures	1,753	1,459	—	69	3,281

For the years ended November 30, 2007, 2006, and 2005, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2007	2006	2005
Total depreciation and amortization expense for reportable segments	$4,693	$3,887	$3,720
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	130	224	90

Consolidated depreciation and amortization expense	$4,823	$4,111	$3,810

Income before provision for income taxes	2007	2006	2005
Total income for reportable segments	$24,258	$16,684	$12,896
Unallocated amounts:
General and administrative expense	(6,394)	(7,370)	(5,762)
Interest expense	(561)	(545)	(110)
Other income	255	270	299

Consolidated income before provision for income taxes	$17,558	$9,039	$7,323

Assets	2007	2006	2005
Total assets for reportable segments	$82,648	$75,681	$59,616
Unallocated amounts:
Cash and cash equivalents	5,183	3,501	8,386
Accounts receivable	25,461	22,676	16,188
Insurance recovery receivable	—	1,500	5,000
Other assets	13,627	15,849	8,812

Total consolidated assets	$126,919	$119,207	$98,002

Capital expenditures	2007	2006	2005
Total capital expenditures for reportable segments	$5,787	$8,531	$3,281
Unallocated amounts:
Capital expenditures related to general and administrative activities	23	23	43

Total consolidated capital expenditures	$5,810	$8,554	$3,324

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2007, 2006, and 2005 is as follows (in thousands):

2007	United States	Mexico	Germany	China	All Other Countries	Total
Revenue from unaffiliated customers	$107,740	$735	$5,726	$5,398	$16,940	$136,539
Long-lived assets:
Property, plant and equipment	24,607	95	30	1,445	—	26,177

2006
Revenue from unaffiliated customers	99,403	1,376	5,327	3,710	15,856	125,672
Long-lived assets:
Property, plant and equipment	22,682	93	27	1,434	—	24,236

2005
Revenue from unaffiliated customers	71,931	1,425	4,678	3,568	16,752	98,354
Long-lived assets:
Property, plant and equipment	14,507	113	31	833	—	15,484

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

In 2007, sales to the Company’s largest single customer (a distributor of electronic components) represented 5% of the Company’s total consolidated net sales. Sales to this major customer principally consisted of signal and power integrity components.

In 2006, sales to the Company’s largest single customer (a prime supplier to the military/defense industry) represented 7% of the Company’s total consolidated net sales. Sales to this major customer primarily consisted of microwave components and systems.

In 2005, the Company’s largest single customer (an original equipment manufacturer of communications equipment) represented 5% of total consolidated net sales. Sales to this major customer primarily consisted of signal and power integrity components.

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its control products and systems. At its new facility in State College, Pennsylvania, the Company designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. Tubular and discoidal capacitors are primarily utilized in the manufacture of signal integrity products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company’s facility in Juarez, Mexico.

The Company designs and manufactures its microwave products in several locations including: Philadelphia and State College, Pennsylvania; Delmar, Delaware; Palm Bay, Florida; and Columbia, Maryland. Manufacturing at these facilities primarily relates to military products and certain low-volume commercial components. Many of the Company’s commercial microwave products are manufactured at our facility in Juarez, Mexico. The design and manufacture of most of our sensors and control products occur in Grass Valley, California (position sensors) and St. Marys, Pennsylvania (temperature sensors). Our power management systems are designed in State College, Pennsylvania. Manufacturing of these products for military and defense applications occur in State College, while most commercial applications for these systems are manufactured at our facility in Qiao Tou Town, China. The design of our power integrity components is currently performed at our facility in Fairview, Pennsylvania, with the manufacturing of these products conducted at our facilities in Juarez, Mexico; Wesson, Mississippi; Qiao Tou Town, China; and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

SALES AND DISTRIBUTION

The Company sells its products through a combination of manufacturers’ representatives, internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company’s internal sales organization includes employees dedicated to certain microwave product sales, new business development, and distribution sales management. In fiscal 2007, approximately 15% of the Company’s consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2007, the Company sold its products to approximately 1,800 accounts. Sales of products to the Company’s top ten customers represented 27% ($36.7 million) of total consolidated net sales in 2007. The top ten customers primarily consist of distributors, military/defense prime contractors, and original equipment manufacturers of communications equipment. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

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

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $48.1 million at November 30, 2007 and $48.6 million at November 30, 2006. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2007 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2007, the Company had a total of 1,607 employees, including 69 in sales, marketing and customer support; 140 in engineering, product development and technical support; 1,360 in manufacturing; and 38 in finance, accounting and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

The Company currently holds four (4) United States patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

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

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental condition; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten year policy term.

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2007, remediation expenditures of $1.2 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.7 million, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probably that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan, $356,000 of the total remediation costs is expected to be incurred during the next twelve months.

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

In addition to these federal agencies, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations. As part of our continuing environmental program, we have been able to comply with such proceedings and orders without any materially adverse effect on our business. We are not currently involved in any significant legal proceedings involving environmental matters.

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

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by technological change and product obsolescence. The principal competitors of our Signal Integrity Components Business include Amphenol Corporation, Conec Corporation, ITT Canon, an ITT Industries Company, and Tusonix, Inc. The primary competitors of our Power Integrity Components Business include Corcom, a Tyco Electronics company, Delta Group Electronics, Inc., Schaffner Holder AG, and Captor Corporation. The major competitors of our Power Management Systems include Astec America, Inc., Peco II, Inc., Dataprobe, Inc., Western Telematic, Inc. and Dantel, Inc. Major competitors for our Microwave Products include K&L Microwave, a Dover company, Lorch Microwave, Teledyne Cougar, M/A Com, a Tyco Electronics Company, and Murata Manufacturing Company. Competition for our Sensors and Controls Business comes from many sources including Betatronix, Inc., BetaTHERM Corporation, Honeywell Sensing and Controls, Thermalogic Corporation, and Smith Systems, Inc. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies control products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of control products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2007 the Company employed 140 individuals in engineering, technical support, and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $3.5 million in 2007, $3.1 million in 2006, and $2.4 million in 2005.

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

The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards and frequent improvements in products and services. If technologies supported by our products become obsolete or fail to gain widespread acceptance, as a result of a change in the industry standards or otherwise, our business could be harmed. Our future success will depend in part on factors including our ability to establish close working relationships with major customers for the design of their new systems and products; our ability to identify, develop and achieve market acceptance of new products that address technologies and meet our customer needs; our ability to continue to apply our expertise and technologies to existing and emerging markets; and our ability to achieve acceptable product costs on new products.

We must also continue to make significant investments in research and development efforts in order to develop necessary product enhancements, new designs and technologies. We may not be able to obtain a sufficient number of engineers, or other technical support staff, or the funds necessary to support our research and development efforts when needed. In addition, our research and development efforts may not be successful, and our new products may not achieve market acceptance. Current technologies are complex and new products and enhancements developed by our customers can in turn require long development periods for our new products, or for enhancement or adaptation of our existing products. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our business, financial condition and operating results could suffer.

Other risk factors applicable to the Company are discussed under the heading “Risk Factors That May Affect Future Results” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth herein.

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2007 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/07 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	40,000	Owned	N/A

1900 West College Ave. State College, PA	Manufacturing	250,000	Owned	N/A

7100 Gateway Drive Columbia, MD	Design Center	7,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	50,000	Owned	$665,000

38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A

2144 Franklin Drive NE Palm Bay, FL	Manufacturing	53,000	Owned	N/A

2707 Black Lake Place Philadelphia, PA	Manufacturing	20,000	Owned	N/A

424 Crown Point Circle Grass Valley, CA	Manufacturing	17,000	Rented	N/A

328 State Street St. Marys, PA	Manufacturing	22,000	Owned	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	50,000	Rented	N/A

2nd Industrial Area North Ling Tou Industrial Rd. Qiao Tou Town Dong Guan City Guang Dong Province China	Manufacturing	75,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$466,000

(1)	The Company’s manufacturing and office space are considered adequate for its existing requirements and its projected business needs.
(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2007 and 2006 are set forth below.

	High	Low
Fiscal 2007
First quarter	$12.15	$8.77
Second quarter	15.50	10.25
Third quarter	17.78	12.62
Fourth quarter	17.27	13.82

	High	Low
Fiscal 2006
First quarter	$7.45	$6.14
Second quarter	9.33	7.10
Third quarter	10.55	6.86
Fourth quarter	10.50	8.61

At January 31, 2008, the Company had 13,265,576 shares of Common Stock outstanding, which were held by approximately 1,200 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))
Equity compensation plans approved by security holders	1,065,967	$6.93	1,193,599
Equity compensation plans not approved by security holders	—	—	—

Total	1,065,967	$6.93	1,193,599

From time to time, the Company repurchases shares of its Common Stock on the open market or through privately negotiated transactions. During the fourth quarter of fiscal 2007, however, the Company did not repurchase any of its outstanding shares.

The following table shows the Company’s total return to shareholders compared to the S&P 500 Index, the NASDAQ U.S. Index, and the NASDAQ Electronic Components Stock Index over the five year period from 2003 through 2007. The table assumes that $100 was invested on December 1, 2002, in the Company’s Common Stock and in each of the other indices.

	2002	2003	2004	2005	2006	2007
Spectrum	$100	$116	$120	$102	$142	$239
S&P 500	$100	$115	$130	$138	$155	$164
NASDAQ U.S.	$100	$132	$141	$152	$166	$179
NASDAQ Electronic
Components Stock Index	$100	$155	$117	$124	$135	$147

ITEM 6.	Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data )
	2007	2006	2005	2004	2003
Operations
Net sales	$136,539	$125,672	$98,354	$80,477	$62,985
Gross margin	36,363	28,780	25,775	22,549	13,899
Income from operations	17,864	9,314	7,134	6,705	1,230
Interest expense	561	545	110	112	136
Income before provision for income taxes	17,558	9,039	7,323	6,777	1,413
Net income	11,141	5,871	4,605	4,167	854
Earnings per common share :
Basic	$0.83	$0.45	$0.35	$0.32	$0.07
Diluted	$0.81	$0.44	$0.35	$0.32	$0.07
Weighted average common shares outstanding :
Basic	13,359	13,127	13,054	13,012	12,937
Diluted	13,798	13,381	13,160	13,162	13,004

Financial Position
Working capital	$43,277	$31,808	$39,470	$42,291	$46,542
Total assets	126,919	119,207	98,002	91,349	83,371
Long-term debt	1,031	1,131	1,426	1,716	2,106
Stockholders’ equity	101,868	88,599	81,361	76,842	72,044

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

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 48.0% and 20.0%, respectively, of our fiscal 2007 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, and optical networks. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, computers, and storage devices.

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru (“MLFT”) filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

We recognize revenue when all significant contractual obligations have been met, the sales price is fixed and determinable, and the collection of the resulting receivable is reasonably assured. As a result, product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point. Payments received from customers in advance of products shipped are recorded as deferred revenue until earned.

Acquisitions

On January 26, 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. (“EMF”). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies (“IMA”), including synthesizers and phase-locked oscillators. These IMA products are used in numerous military and commercial applications such as military radar systems, secure communications, and commercial weather radar. The aggregate cash purchase price for EMF was $2.4 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For each of these acquisitions, the purchase price was entirely funded through our available cash reserves, except the acquisition of ATP which was primarily funded by borrowings under our domestic line of credit. The results of operations of the acquired businesses have been included in the accompanying financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the years ended November 30, 2007, 2006, and 2005 include the following amounts related to these acquired businesses (in thousands):

	2007	2006	2005
EMF	$3,164	$—	$—
ATP	9,080	3,561	—
JDK	11,412	8,266	639

For operating segment purposes, EMF is reported within our Microwave Components and Systems business segment. ATP and JDK comprise our recently created Sensors and Controls business segment.

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

As of November 30, 2006, we had received $4.5 million of insurance proceeds for our Hurricane-related claims, and we had recorded an insurance recovery receivable of $1.5 million for expected additional insurance proceeds. In January 2007, we received insurance proceeds of $1.748 million upon the final settlement of all related claims. Accordingly, $248,000 was credited against our general and administrative expense in the year ended November 30, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable.

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions and sales growth rates for our products, (2) our projected capital expenditures, (3) our anticipated research and development expenses, and (4) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors That May Affect Future Results”, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During 2007, our consolidated net sales increased by $10.9 million or 8.6% from 2006. This increase was principally driven by our recent business acquisitions. Sales of our sensors and controls grew to $20.5 million, an increase of $8.7 million or 73.3% from the preceding year. In addition to ATP product sales increases of $5.5 million, the current year sales growth for these products reflects increased shipments of our custom position sensors and related assemblies, which are used in numerous military and commercial applications. Including EMF product sales of $3.2 million, sales of our microwave components and systems were down slightly at $47.7 million in 2007 and $48.7 million in 2006, as certain major military/defense programs were going through a transition period of renewal or replacement. During the second half of fiscal 2008, we expect our microwave products to resume their historical positive growth rate. Sales of our signal and power integrity products were $60.7 million in 2007, up $2.2 million or 3.8% from a year ago, primarily reflecting improved overall market conditions. Also, early in fiscal 2006, our signal integrity product sales were negatively impacted by the aftermath of Hurricane Katrina and our inability to obtain the ceramic components necessary to complete certain signal product orders. Total consolidated customer orders received in fiscal 2007 were $139.6 million, an increase of $14.9 million or 12.0% from fiscal 2006.

Our gross margin was $36.4 million or 26.6% of sales in 2007, compared to $28.8 million or 22.9% of sales in 2006. Our improved gross margin percentage primarily reflects reduced ceramic component costs. After losing our New Orleans ceramic manufacturing facility to Hurricane Katrina in August of 2005, we began purchasing ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. As a result, our material costs increased and our gross margin, as a percentage of sales, decreased below historical levels. To re-establish our own ceramic manufacturing capabilities, and replace the operations previously conducted in New Orleans, we acquired in December 2005 a facility in State College, Pennsylvania. In June 2006, limited ceramic component production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and substantially all purchases of specialty ceramic components from third party suppliers were eliminated. Accordingly, as a percentage of sales, our gross margin in the second half of fiscal 2007 returned to a more normalized level of 27.5% to 28.0% of sales.

With our greater sales volume and improved gross margin, our overall profitability significantly increased. Net income was $11.1 million or 81 cents per share (diluted) in 2007, compared to $5.9 million or 44 cents per share (diluted) in 2006. As a result of our enhanced profitability, net cash provided by operating activities grew to $13.6 million in fiscal 2007. In addition to this positive operating cash flow, we received $1.2 million in cash from the exercise of employee stock options and $1.7 million upon the final settlement of all insurance claims related to Hurricane Katrina. This aggregate cash generation enabled us to repay $7.0 million of borrowings under our domestic line of credit, expend $5.8 million for capital equipment and improvements, as well as fund the $2.4 million cash purchase price for EMF.

At November 30, 2007, our cash and cash equivalents were $5.2 million, our current ratio was 3.87 to 1.00, and our total debt to equity was 0.25 to 1.00.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2007, 2006, and 2005:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold	73.4	77.1	73.8

Gross margin	26.6	22.9	26.2
Selling, general and administrative expense	13.5	15.5	19.0

Income from operations	13.1	7.4	7.2
Other income (expense)
Interest expense	(0.4)	(0.4)	(0.1)
Other income and expense, net	0.2	0.2	0.3

Income before provision for income taxes	12.9	7.2	7.4
Provision for income taxes	4.7	2.5	2.7

Net income	8.2%	4.7%	4.7%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Signal and power integrity components	$60,713	$58,472	$52,236
Microwave components and systems	47,748	48,716	38,399
Power management systems	7,586	6,657	7,080
Sensors and controls	20,492	11,827	639

	$136,539	$125,672	$98,354

2007 Compared to 2006

Net Sales

In 2007, our net sales increased by $10.9 million or 8.6%, with consolidated sales of $136.5 million in 2007 and $125.6 million in 2006. Of this $10.9 million increase, $8.7 million relates to our acquisitions of EMF and ATP. The remaining $2.2 million increase reflects additional shipments of signal and power integrity components, power management systems, and sensors and controls, which were partially offset by reduced shipments of microwave products.

Sales of our signal and power integrity products were $60.7 million in fiscal 2007, up $2.2 million from a year ago, primarily reflecting improved overall market conditions. Additionally, early in fiscal 2006, our signal integrity product sales were negatively impacted by the aftermath of Hurricane Katrina and our inability to obtain the ceramic components necessary to complete certain signal product orders. Sales of our sensors and controls were $20.5 million in fiscal 2007, an increase of $8.7 million from fiscal 2006. In addition to ATP product sales increases of $5.5 million, the current year growth in sensor sales principally reflects increased shipments of our custom position sensors used in various medical, commercial weather instruments, and military applications. Sales of our power management systems increased by $929,000, with sales of $7.6 million in 2007 and $6.7 million in 2006. We continue to be optimistic about the long-term growth potential of these advanced systems, which are used in various infrastructure equipment including voice-over-internet protocol (“VoIP”) equipment, data storage, unmanned military transport equipment, wireless base stations, and switching gear.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Including EMF product sales of $3.2 million, fiscal year 2007 sales of our microwave components and systems were down from a year ago ($47.7 million in 2007 versus $48.7 million in 2006) as certain major military-related programs were winding down and not yet fully renewed or replaced with the next generation of products. We currently believe this program transition period will be completed by the end of the second quarter of fiscal 2008. Accordingly, we expect our microwave components and systems to resume their positive historical growth rate during the second half of next year.

Total customer orders received in 2007 amounted to $139.6 million, an increase of $14.9 million or 12.0% from the preceding year. At November 30, 2007, our sales order backlog was $48.1 million.

Overall, average selling prices remained relatively stable in 2007 for all of our major product lines.

Gross Margin

Our gross margin in fiscal 2007 was $36.4 million or 26.6% of sales, compared to $28.8 million or 22.9% of sales a year ago. This increase in gross margin percentage principally reflects reduced material costs from the resumption of internal ceramic manufacturing. Total material costs (including ceramic components) amounted to $35.2 million or 25.8% of sales in fiscal 2007, compared to $38.6 million or 30.7% of sales in fiscal 2006.

Prior to its destruction by Hurricane Katrina in late August of 2005, our New Orleans operations designed and manufactured specialty ceramic capacitors. These custom ceramic components are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we began purchasing these ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. To address our ongoing ceramic component needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. The acquired facility has become the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and substantially all purchases of specialty ceramic components from third party suppliers were eliminated. Accordingly, as a percentage of sales, our gross margin in the second half of fiscal 2007 returned to a more normalized level of 27.5% to 28.0% of sales.

Total labor costs were $16.4 million or 12.0% of sales in 2007, compared to $14.0 million or 11.2% of sales in 2006. In addition to greater sales volume and changes in product mix, the increase in labor costs primarily reflects our resumption of internal ceramic production. As a percentage of sales, manufacturing overhead remained relatively stable throughout the period. Aggregate manufacturing overhead was $48.6 million or 35.6% of sales in fiscal 2007, versus $44.3 million or 35.2% of sales in fiscal 2006.

At November 30, 2007, we had a total workforce of 1,607 employees, up 3.8% from a year ago. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for future capacity expansion.

Selling, General and Administrative Expense

In fiscal 2007, selling expense amounted to $10.5 million or 7.7% of sales, compared to $10.4 million or 8.3% of sales in fiscal 2006. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $8.0 million in 2007 versus $9.0 million in 2006. This decrease in general and administrative expense was driven by numerous factors, including the following: (1) $635,000 associated with asset impairments from Hurricane Katrina, reflecting the difference between the aggregate asset impairment loss of $387,000 recorded in fiscal 2006 and the $248,000 credit to general and administrative expense realized in fiscal 2007 upon the settlement of all related insurance claims; (2) Pre-production start-up costs of $254,000 recognized in 2006 in connection with our State College facility; and (3) $179,000 of additional equity-based compensation expense recorded in 2006 from our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). These decreases to general and administrative expense were partially offset in 2007 by additional professional fees of $145,000 associated with our initial-year compliance with Section 404 of the Sarbanes-Oxley Act.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense

Interest expense was $561,000 in fiscal 2007 and $545,000 in fiscal 2006. During the year ended November 30, 2007, weighted average borrowings under our domestic line of credit amounted to $6.0 million, with an average interest rate of 6.61% and maximum month-end borrowings of $9.0 million. During the year ended November 30, 2006, weighted average borrowings under the domestic line of credit were $6.4 million, with an average interest rate of 6.43% and maximum month-end borrowings of $14.0 million.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer (“PML”) technology, and we have granted several licenses to other entities for the use of PML technology. In connection with our PML technology, we received license fee and royalty income of $93,000 in 2007 and $114,000 in 2006. It is not known what remaining commercial value, if any, our PML licenses may have.

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Foreign currency transaction net losses of $6,000 in 2007 and net gains of $23,000 in 2006 were recognized and included in nonoperating income and expense.

We realized interest income of $168,000 in 2007 and $133,000 in 2006 from temporary cash investments.

Income Taxes

Our effective income tax rate was 36.5% in 2007 and 35.0% in 2006, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions, foreign income tax rates, changes in estimated tax rates applied to temporary differences, and the U.S. domestic manufacturers deduction.

At November 30, 2007, we had recorded certain deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2007.

2006 Compared to 2005

Net Sales

In 2006, our net sales increased by $27.3 million or 27.8% from 2005. Of this $27.3 million increase, $11.2 million was in sensors and control products, reflecting our recent acquisitions of ATP and JDK. Sales of microwave components and systems grew by $10.3 million in fiscal 2006, primarily arising from increased shipments for products used in numerous military applications including counter electronic devices, military aircraft and vehicles, and secure communications. Sales of our signal and power integrity components were $58.5 million in fiscal year 2006, up $6.2 million from the preceding year, reflecting improved overall market conditions throughout the passive electronic components industry. In addition, as a result of Hurricane Katrina and its related disruption of our internally manufactured ceramic components, approximately $2.1 million of signal product shipments were delayed as of the end of fiscal 2005. Sales of our power management systems declined by $423,000 in fiscal 2006, as certain of our communication equipment customers worked through excess inventories.

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

Gross Margin

After losing our New Orleans ceramic manufacturing facility to Hurricane Katrina, we had to purchase specialty ceramic components from third party suppliers throughout fiscal 2006. The purchase cost of these ceramic components was significantly greater than our previous manufactured cost. As a result of these higher material costs, our gross margin declined as a percentage of sales. In fiscal 2006, our gross margin was $28.8 million or 22.9% of sales, compared to $25.8 million or 26.2% of sales in fiscal 2005. Total material costs (including ceramic components) amounted to $38.6 million or 30.7% of sales in 2006, compared to $26.2 million or 26.7% of sales in 2005.

As a percentage of sales, labor and manufacturing overhead declined slightly in fiscal 2006. Aggregate labor and manufacturing overhead expenses were 46.4% of sales in 2006, versus 47.1% of sales in 2005, principally reflecting economies of scale achieved with higher sales volume. At November 30, 2006, we had a total workforce of 1,548 employees, up 375 from the end of fiscal year 2005.

Selling, General and Administrative Expense

Selling expense amounted to $10.4 million or 8.3% of sales in fiscal 2006, compared to $10.6 million or 10.8% of sales in fiscal 2005. The decrease in selling expense primarily arises from reductions in advertising and other discretionary expenditures. As a percentage of sales, the decline in selling expense principally reflects the impact of leveraging certain fixed selling expenses over higher sales volume. General and administrative expense was $9.0 million in 2006, versus $8.0 million in 2005. This increase of $1.0 million includes: (1) Pre-production start-up costs of $254,000 associated with our recently acquired State College facility, (2) $208,000 of equity-based compensation expense from our adoption of SFAS No. 123R, and (3) Asset impairment losses of $113,000 associated with our former New Orleans ceramic facility, in excess of losses recorded in fiscal year 2005. The balance of the 2006 increase in general and administrative expense reflects various expenditures related to our greater business activity.

Interest Expense

Interest expense was $545,000 in fiscal 2006, up $435,000 from fiscal 2005. This increase primarily reflects our 2006 short-term borrowings. During the year ended November 30, 2006, weighted average borrowings under our domestic line of credit amounted to $6.4 million, with an average interest rate of 6.43% and maximum month-end borrowings of $14.0 million. These borrowings substantially financed our acquisition of ATP, as well as certain working capital requirements. Throughout 2005, no borrowings were outstanding under our domestic line of credit arrangement.

Other Income and Expense

In 2006, other income and expense consists of interest income from short-term investments of $133,000, PML license and royalty fee income of $114,000, and net gains on foreign currency transactions of $23,000. In 2005, other income and expense reflects $275,000 of interest income, $62,000 of PML license and royalty fee income, and net losses on foreign currency transactions of $38,000.

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

At November 30, 2006, we had recorded certain deferred tax assets. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2006.

Risk Factors That May Affect Future Results

Military aircraft, naval vessels, and certain military vehicles contain extensive communications equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. In 2007, military/defense sales were approximately 48.0% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

In fiscal year 2007, approximately 20.0% of our sales were to customers in the communications equipment industry. Our five largest customers in this sector, original equipment manufacturers of communications equipment, represented 7.0% of our total consolidated net sales in 2007. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At November 30, 2007, $2.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At November 30, 2007, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this Bank credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.5 million (Euro 1.0 million). At November 30, 2007, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

At November 30, 2007, we had net working capital of $43.3 million, compared to $31.8 million at November 30, 2006 and $39.5 million at November 30, 2005. At November 30, 2007, current assets were 3.87 times current liabilities, compared to 2.54 at the end of fiscal 2006 and 4.86 at the end of fiscal 2005. The increase in our working capital and current ratio in 2007 was primarily driven by growth in our accounts receivable and inventories (from additional sales volume and production requirements), as well as a reduction of $7.0 million in our short-term bank borrowings. In 2006, the reduction in our working capital and current ratio principally reflects $9.0 million of net cash purchase price for our acquisition of ATP, which was substantially funded through borrowings under our domestic line of credit. Our net working capital and current ratio also decreased in 2006 because of the cash requirements associated with the acquisition of land, building and equipment in connection with our new ceramic manufacturing facility in State College, Pennsylvania. Our working capital and current ratio decreased in 2005, primarily reflecting the impact of acquiring businesses (and their related long-lived assets) by utilizing some of our cash reserves.

Our capital expenditures for property, plant and equipment were $5.8 million in 2007, including $1.3 million for the acquisition of a machining center used in our sensors and controls business. The balance of our 2007 capital expenditures primarily relate to manufacturing capacity expansion and building improvements at our State College operations. Excluding the assets acquired from ATP, our capital expenditures for property, plant and equipment amounted to $8.6 million in 2006. Of these capital expenditures, $5.1 million relate to our State College operations with the remaining capital expenditures principally supporting manufacturing capacity expansion in our microwave business. Aggregate capital expenditures were $3.3 million in fiscal 2005, primarily related to building improvements and production equipment for our China manufacturing operations, as well as expanding capacity and improving efficiencies in our microwave business.

In connection with the fixed assets destroyed or damaged by Hurricane Katrina, we received insurance proceeds of $1.7 million in 2007 and $2.5 million in 2006. At November 30, 2007, we had not entered into any material commitments for additional capital expenditures.

In January 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF. The net cash purchase price for EMF was $2.4 million, which was primarily funded by existing cash reserves. In July 2006, we acquired all of the outstanding common stock of ATP, with the net cash purchase price of $9.0 million being substantially funded by borrowings under our domestic line of credit. In fiscal year 2005, we consummated two business acquisitions. We acquired all of the outstanding common stock of JDK in October 2005. In addition, early in 2005, we acquired substantially all of the assets and assumed certain liabilities of Amplifonix, Inc. (a designer and manufacturer of microwave components and systems). The total net cash purchase price for these fiscal 2005 acquired businesses was $14.5 million, which was entirely funded through available cash reserves.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $6.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. No shares were repurchased in fiscal 2007, 2006 or 2005. Since the inception of the stock repurchase program, 676,000 shares have been repurchased at a total cost of $3.6 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $3.5 million in 2007, $3.1 million in 2006, and $2.4 million in 2005. We expect to continue our investment in research and development in 2008, as we continuously enhance existing product lines, design new products and processes, and increase our participation in emerging markets.

Income taxes paid during the fiscal years ended November 30, 2007, 2006 and 2005 amounted to $3.5 million, $2.3 million, and $1.7 million, respectively. As a result of certain temporary differences, we expect cash outlays for income taxes to be less than income tax expense for fiscal 2008.

As of November 30, 2007, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$1,131	$100	$487	$65	$70	$75	$334
Operating leases	3,408	1,212	1,193	922	81	—	—

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2008, including scheduled long-term debt repayment, lease commitments, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Primarily driven by our enhanced profitability, net cash provided by operating activities grew to $13.6 million in fiscal 2007. During the year ended November 30, 2007, accounts receivable and inventory turnover rates decreased slightly. Net cash generated by operating activities was $403,000 in 2006, down $8.5 million from the preceding year. With sales volume and production requirements significantly growing, accounts receivable and inventories increased in 2006 by $4.9 million and $2.7 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our recently acquired State College facility. Net cash generated by operating activities was $8.9 million in fiscal 2005. Accounts receivable turnover rates improved in 2005, primarily reflecting the successful integration of collection efforts for our acquired businesses.

At November 30, 2007, goodwill represented 28.1% of our total assets and 35.0% of our stockholders’ equity. In addition to a total of $8.9 million of goodwill recognized in connection with our recent acquisitions of EMF, ATP, and JDK, another $26.8 million of goodwill was realized in earlier acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we have performed the required annual impairment tests of goodwill (as of September 1 of each fiscal year) and determined that no impairment loss need be recognized in the years ended November 30, 2007, 2006 and 2005.

Quantitati ve and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2007, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2007, currency exchange rate gains and losses were not material.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At November 30, 2007, no interest rate swap agreements were outstanding.

Environmental Matters

On December 30, 2005, we acquired certain land and ceramic manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations, replacing the ceramic operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten year policy term.

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2007, remediation expenditures of $1.2 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.7 million, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense. Based on the current remediation plan, $356,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s 2008 fiscal year).

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Company’s 2008 fiscal year).

We do not expect the adoption of FIN 48, SFAS No. 157, or SFAS No. 159 to have a material impact on our financial position, results of operations, or cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2007, our allowance for doubtful accounts was $971,000 or approximately 3.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the communications equipment industry will improve during fiscal 2008. If this improvement does not occur, or if current market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2007, we had recorded inventory reserves in the aggregate amount of $1.2 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses (other than losses for certain tangible assets damaged or destroyed by Hurricane Katrina) have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that market conditions throughout the communications equipment industry will improve and conditions throughout the military/defense sector will continue to be strong. If long-term market conditions do not improve, or in fact deteriorate, our long-lived assets may become materially impaired.

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

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Control, Inc.’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 11, 2008

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2007 AND 2006

(Dollar Amounts in Thousands)

	2007	2006
Assets
Current assets
Cash and cash equivalents	$5,183	$3,501
Accounts receivable, less allowances of $ 971 in 2007 and $ 851 in 2006	25,461	22,676
Insurance recovery receivable	—	1,500
Inventories	25,458	21,754
Deferred income taxes	1,332	1,253
Prepaid expenses and other current assets	911	1,778

Total current assets	58,345	52,462

Property, plant and equipment, net	26,177	24,236

Other assets
Goodwill	35,669	34,508
Other noncurrent assets	6,728	8,001

Total other assets	42,397	42,509

Total assets	$126,919	$119,207

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$2,000	$9,000
Accounts payable	6,764	7,227
Income taxes payable	1,391	71
Accrued liabilities	4,813	4,061
Current portion of long-term debt	100	295

Total other assets	15,068	20,654

Long-term debt	1,031	1,131
Other liabilities	1,370	2,013
Deferred income taxes	7,582	6,810

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,128,914 shares in 2007 and 13,874,767 shares in 2006	46,950	45,361
Retained earnings	57,753	46,612
Treasury stock, 676,000 shares in 2007 and 2006, at cost	(3,628)	(3,628)
Accumulated other comprehensive income	793	254

Total stockholders’ equity	101,868	88,599

Total liabilities and stockholders’ equity	$126,919	$119,207

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2007, 2006 AND 2005

(Amounts in Thousands Except Per Share Data)

	2007	2006	2005
Net sales	$136,539	$125,672	$98,354

Cost of products sold	100,176	96,892	72,579

Gross margin	36,363	28,780	25,775

Selling, general and administrative expense	18,499	19,466	18,641

Income from operations	17,864	9,314	7,134

Other income (expense):
Interest expense	(561)	(545)	(110)
Other income and expense, net	255	270	299

	(306)	(275)	189

Income before provision for income taxes	17,558	9,039	7,323

Provision for income taxes	6,417	3,168	2,718

Net income	$11,141	$5,871	$4,605

Earnings per common share:
Basic	$0.83	$0.45	$0.35

Diluted	$0.81	$0.44	$0.35

Weighted average common shares outstanding:
Basic	13,359	13,127	13,054

Diluted	13,798	13,381	13,160

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2007, 2006 AND 2005

(Dollar Amounts in Thousands)

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—November 30, 2004	13,705,552	$44,207	$36,136	$(3,628)	$127	$76,842

Net income	—	—	4,605	—	—	4,605
Foreign currency translation adjustments	—	—	—	—	(255)	(255)

Comprehensive income	—	—	—	—	—	4,350

Issuance of common stock upon exercise of employee stock options	32,266	167	—	—	—	167
Tax benefits from exercise of stock options	—	2	—	—	—	2

Balance—November 30, 2005	13,737,818	44,376	40,741	(3,628)	(128)	81,361

Net income	—	—	5,871	—	—	5,871
Foreign currency translation adjustments	—	—	—	—	382	382

Comprehensive income	—	—	—	—	—	6,253

Issuance of common stock upon exercise of employee stock options	186,467	1,073	—	—	—	1,073
Purchase and retirement of common stock	(49,518)	(419)	—	—	—	(419)
Tax benefits from exercise of stock options	—	123	—	—	—	123
Equity-based compensation	—	208	—	—	—	208

Balance—November 30, 2006	13,874,767	45,361	46,612	(3,628)	254	88,599

Net income	—	—	11,141	—	—	11,141
Foreign currency translation adjustments	—	—	—	—	539	539

Comprehensive income	—	—	—	—	—	11,680

Issuance of common stock upon exercise of employee stock options	308,167	1,922	—	—	—	1,922
Purchase and retirement of common stock	(54,020)	(718)	—	—	—	(718)
Tax benefits from exercise of stock options	—	356	—	—	—	356
Equity-based compensation	—	29	—	—	—	29

Balance—November 30, 2007	14,128,914	$46,950	$57,753	$(3,628)	$793	$101,868

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2007, 2006 AND 2005

(Dollar Amounts in Thousands)

	2007	2006	2005
Cash Flows From Operating Activities :
Net income	$11,141	$5,871	$4,605
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	3,925	3,258	3,184
Amortization	898	853	626
Deferred income taxes	693	1,532	328
Equity-based compensation	29	208	—
Tax benefits from exercise of stock options	(356)	(123)	2
Loss ( gain ) on sale of property, plant and equipment	—	204	(47)
Non-cash insurance recoveries	(743)	(418)	—
Changes in assets and liabilities, excluding effects of business acquisitions :
Accounts receivable	(2,156)	(4,950)	1,224
Inventories	(3,270)	(2,652)	(2,153)
Prepaid expenses and other assets	1,522	(3,822)	483
Accounts payable and accrued liabilities	1,906	442	681

Net cash provided by operating activities	13,589	403	8,933

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	—	246	47
Insurance proceeds related to property, plant and equipment	1,748	2,500	—
Purchase of property, plant and equipment	(5,810)	(8,554)	(3,324)
Payments for acquired businesses, net of cash received	(2,365)	(9,006)	(14,586)

Net cash used in investing activities	(6,427)	(14,814)	(17,863)

Cash Flows From Financing Activities :
Net proceeds ( repayments ) of short-term borrowings	(7,000)	9,000	—
Repayment of long-term debt	(295)	(290)	(390)
Net proceeds from issuance of common stock	1,204	654	167
Tax benefits from exercise of stock options	356	123	—

Net cash provided by ( used in ) financing activities	(5,735)	9,487	(223)

Effect of exchange rate changes on cash	255	39	4

Net increase ( decrease ) in cash and cash equivalents	1,682	(4,885)	(9,149)

Cash and cash equivalents, beginning of year	3,501	8,386	17,535

Cash and cash equivalents, end of year	$5,183	$3,501	$8,386

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

Nature of Operations

The Company designs and manufactures electronic control components and systems and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, microwave and sensor products that are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company’s largest markets are military/defense and communications equipment.

Cash Equivalents

The Company considers all highly liquid money market instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is maintained for potential credit losses based upon the expected collectibility of all accounts receivable. The Company determines the allowance based on an evaluation of numerous factors, including historical write-off experience and current economic conditions. On a monthly basis, all significant customer balances over 90 days past due are reviewed individually for collectibility. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Revenue is recognized when all significant contractual obligations have been met, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point. Payments received from customers in advance of products shipped are recorded as deferred revenue until earned. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer’s purchase order or sales agreement. Sales to third party distributors are made under contractual agreements that allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by the distributor. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $781,000 in 2007, $795,000 in 2006, and $924,000 in 2005.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $3,477,000 in 2007, $3,078,000 in 2006, and $2,440,000 in 2005.

Equity—Based Compensation

Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. SFAS No. 123R applies to all awards granted after the effective date; to awards modified, repurchased, or cancelled after that date; and all nonvested options outstanding as of the effective date.

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

For the years ended November 30, 2007 and 2006, total equity-based compensation expense of $29,000 and $208,000, respectively, was included in general and administrative expense and deducted in arriving at income before income taxes. As a result, net income was reduced by $23,000 (less than $0.01 per share) in fiscal 2007 and $174,000 ($0.01 per share) in fiscal year 2006. This equity-based compensation expense all relates to stock options previously granted under the Company’s two stock option plans.

Prior to adopting SFAS No. 123R on December 1, 2005, the Company’s equity-based employee compensation expense was accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations. The exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of option grant. Once granted, an option’s exercise price and number of shares to be issued remain fixed throughout the option term. Accordingly, in accordance with APB 25, no equity-based compensation expense was recognized in the Company’s financial statements for the year ended November 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to equity-based employee compensation for the year ended November 30, 2005 (in thousands, except per share data):

2005
Net income, as reported	$4,605

Less: Stock-based employee compensation expense determined under fair value method, net of related tax effect	1,722

Pro forma net income	$2,883

Earnings per common share:
Basic, as reported	$0.35
Basic, pro forma	0.22

Diluted, as reported	0.35
Diluted, pro forma	0.22

The fair value of each option granted under the Company’s stock option plans is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended November 30, 2005:

2005
Expected volatility	20.00%
Risk-free interest rate	2.46%
Expected dividend yield	0.00%
Expected option life in years	5.00

In applying the Black-Scholes model, the Company’s determination of expected volatility is based upon the historical volatility of the Company’s stock; estimated option exercises and employee terminations are based upon historical data; and risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant.

During the years ended November 30, 2007 and 2006, no options were granted under the Company’s two stock option plans. At November 30, 2007, all outstanding stock options were fully vested and, accordingly, there is no additional equity-based compensation expense to be recognized in future periods for these outstanding options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s 2008 fiscal year).

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Company’s 2008 fiscal year).

The Company does not expect the adoption of FIN 48, SFAS No. 157, or SFAS No. 159 to have a material impact on its financial position, results of operations, or cash flows.

2. Acquisitions

On January 26, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. (“EMF”). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies (“IMA”), including synthesizers and phase-locked oscillators. These products are used in numerous military and commercial applications such as military radar systems, secure communications, and commercial weather radar. The Company believes that the IMA product offerings and oscillator components included with this acquisition are a natural complement and extension to its existing Microwave Components and Systems business segment. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for EMF products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price to the EMF assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$352
Inventories	388
Prepaid expenses and other current assets	2
Machinery and equipment	52
Identifiable intangible assets	514
Accounts payable	(11)
Accrued liabilities	(93)
Goodwill	1,161

$2,365

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from 3 to 10 years, with a weighted average amortization period of 7.1 years. The EMF goodwill acquired has been assigned to the Company’s Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15 year period.

The results of operations of the EMF business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2007 and 2006, has been prepared as if the EMF acquisition had occurred on December 1, 2005 (in thousands, except per share data):

	2007	2006
Net sales	$137,025	$128,684

Net income	11,170	6,038

Earnings per common share:
Basic	0.84	0.46
Diluted	0.81	0.45

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

On July 14, 2006, the Company acquired all of the outstanding common stock of Advanced Thermal Products, Inc. (“ATP”). ATP, based in St Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors. ATP’s products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, consumer electronics, energy management, food service, and electronic controls market. The aggregate cash purchase price for ATP was $9,507,000, which was primarily funded by borrowings under the Company’s domestic line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of the ATP business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2006 and 2005, has been prepared as if the ATP acquisition had occurred on December 1, 2004 (in thousands, except per share data):

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

As of November 30, 2006, the Company had received $4,500,000 of insurance proceeds for its Hurricane-related claims, and the Company had recorded an insurance recovery receivable of $1,500,000 for expected additional insurance proceeds. In January 2007, the Company received insurance proceeds of $1,748,000 upon the final settlement of all related claims. Accordingly, $248,000 was credited against the Company’s general and administrative expense in the year ended November 30, 2007, representing the excess of the final insurance proceeds received over the previously recorded insurance recovery receivable.

4. Inventories

Inventories by major classification are as follows:

	November 30
	2007	2006
	(in thousands)
Finished goods	$3,084	$2,419
Work-in-process	7,741	6,586
Raw materials	14,633	12,749

	$25,458	$21,754

At November 30, 2007 and 2006, inventories are presented net of inventory reserves of $1,228,000 and $1,341,000, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2007	2006
	(in thousands)
Land and improvements	$2,252	$2,190
Buildings and improvements	15,765	15,035
Machinery and equipment	37,109	32,030

	55,126	49,255

Less accumulated depreciation	28,949	25,019

	$26,177	$24,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill

Changes in the carrying amount of goodwill for the years ended November 30, 2007 and 2006, in total and for each reportable segment, are summarized as follows (in thousands):

	2007	2006
Goodwill, beginning of year	$34,508	$28,361
Goodwill acquired	1,161	6,147

Goodwill, end of year	$35,669	$34,508

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls
2007
Goodwill, beginning of year	$14,243	$12,559	$7,706
Goodwill acquired	—	1,161	—

Goodwill, end of year	$14,243	$13,720	$7,706

2006
Goodwill, beginning of year	$14,243	$12,559	$1,559
Goodwill acquired	—	—	6,147

Goodwill, end of year	$14,243	$12,559	$7,706

During the year ended November 30,2007, the Company recorded $1,161,000 of goodwill in connection with its acquisition of EMF. During the year ended November 30, 2006, the Company recorded $5,776,000 of goodwill associated with its acquisition of ATP. Additionally, in connection with its 2005 acquisition of JDK, the Company finalized the allocation of the JDK purchase price to the assets acquired and liabilities assumed. As a result of this final allocation, additional goodwill of $371,000 was recorded in fiscal 2006 along with a deferred income tax liability of the same amount.

7. Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2007	2006
	(in thousands)
Amortizable assets:

Customer-related intangibles	$5,798	$5,284
Patents and patent rights	280	278
Debt issuance costs	205	205

	6,283	5,767
Less accumulated amortization	2,651	1,794

	3,632	3,973
Other assets:

Prepaid environmental liability insurance (see Note 11)	2,994	3,850
Deferred charges	102	178

Other noncurrent assets	$6,728	$8,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During each of the five years ending November 30, 2012, amortization expense is expected to approximate $699,000, $570,000, $479,000, $430,000 and $430,000, respectively.

8. Short-Term Debt

Short-term debt consists of the following:

	November 30
	2007	2006
	(in thousands)
Notes payable – domestic line of credit (1)	$2,000	$9,000

Notes payable – foreign line of credit (2)	—	—

	$2,000	$9,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the year ended November 30, 2007, weighted average borrowings under the revolving line of credit amounted to $5,984,000, with an average interest rate of 6.61%, and maximum month-end borrowings of $9,000,000. During the year ended November 30, 2006, weighted average borrowings were $6,384,000, with an average interest rate of 6.43%, and maximum month-end borrowings of $14,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2007, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,477,000 (Euro 1,000,000). During the years ended November 30, 2007 and 2006, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

9. Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2007	2006
	(in thousands)
Accrued salaries and wages	$3,771	$3,209
Accrued environmental remediation costs (see Note 11)	356	456
Accrued interest	109	151
Accrued other expenses	577	245

	$4,813	$4,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-Term Debt

Long-term debt consists of the following:

	November 30
	2007	2006
	(in thousands)
Industrial revenue bonds at an interest rate of 5.36% (1)	$665	$720

Mortgage note payable to bank at an interest rate of 8.50% (2)	466	506

Industrial revenue bonds at variable interest rate (3.63% at November 30, 2006)	—	200

Total	1,131	1,426
Less current portion	100	295

Long-term debt	$1,031	$1,131

(1)	The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.
(2)	The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2012, are $100,000 in 2008, $487,000 in 2009, $65,000 in 2010, $70,000 in 2011, and $75,000 in 2012.

11. Other Liabilities

Other liabilities consists of the following:

	November 30
	2007	2006
	(in thousands)
Accrued environmental remediation costs	$1,726	$2,469

Less current portion	356	456

	$1,370	$2,013

In December 2005, the Company acquired certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for the Company’s ceramic operations, replacing the ceramic operations previously conducted by the Company in New Orleans, Louisiana.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene (“PCE”) and trichloroethylene (“TCE”). As a condition to the purchase, the Company entered into an agreement with the Pennsylvania Department of Environmental Protection (“PADEP”) pursuant to which: (a) the Company agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with the Company’s costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) the Company purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a ten year term and an aggregate deductible of $650,000, was $4,762,000. The cost of the insurance associated with the environmental clean-up ($3,604,000) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1,158,000) is being charged to general and administrative expense on a pro rata basis over the ten year policy term.

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2007, remediation expenditures of $1,162,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,726,000, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $356,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2007 and 2006, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2007, 2006 and 2005 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $6,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2007, the Company had repurchased 676,000 shares at an aggregate cost of $3,628,000. The repurchased shares are held as treasury stock.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance – November 30, 2004	$127
2005 Foreign currency translation adjustments	(255)

Balance – November 30, 2005	(128)
2006 Foreign currency translation adjustments	382

Balance – November 30, 2006	254
2007 Foreign currency translation adjustments	539

Balance – November 30, 2007	$793

15. Other Income and Expense

Other income and expense for the years ended November 30, 2007, 2006, and 2005 consist of the following (in thousands):

	2007	2006	2005
Investment income	$168	$133	$275
Patent licensing fees	93	114	62
Gain (loss) on foreign currency transactions	(6)	23	(38)

	$255	$270	$299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes

For the years ended November 30, 2007, 2006, and 2005, income before income taxes consists of the following (in thousands):

	2007	2006	2005
U.S. operations	$16,697	$8,677	$7,064
Foreign operations	861	362	259

	$17,558	$9,039	$7,323

For the years ended November 30, 2007, 2006, and 2005, the provision for income taxes consists of the following (in thousands):

	2007	2006	2005
Current
U.S. Federal	$5,004	$1,371	$2,201
Foreign	112	66	25
State	608	199	164

Deferred
U.S. Federal	617	1,291	193
State	76	241	135

	$6,417	$3,168	$2,718

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2007, 2006, and 2005 (35% in 2007; 34% in 2006 and 2005) consists of the following (in thousands):

	2007	2006	2005
Statutory federal income tax	$6,145	$3,073	$2,490
State income taxes, net of federal tax effect	445	290	198
Tax rate changes on existing temporary differences	127	—	—
Repatriation of foreign earnings	—	—	113
Foreign tax rates	(190)	(56)	(63)
Other items	(110)	(139)	(20)

	$6,417	$3,168	$2,718

Tax benefits realized upon the exercise of non-qualified stock options and disqualified incentive stock options are credited directly to stockholders’ equity. For the years ended November 30, 2007, 2006, and 2005, these tax benefits and related credits to stockholders equity amounted to $356,000, $123,000, and $2,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2007	2006
	(in thousands)
Deferred tax assets:
Accrued compensation	$570	$484
Inventory valuation	428	497
Amortization of intangible assets	359	270
Allowance for doubtful accounts	345	304
Other	—	14

Deferred tax assets	1,702	1,569

Deferred tax liabilities:
Amortization of intangible assets	3,793	3,172
Depreciation of plant and equipment	2,234	2,235
Investment in subsidiaries	1,914	1,687
Other	11	32

Deferred tax liabilities	7,952	7,126

Net deferred tax liabilities	$(6,250)	$(5,557)

	November 30
	2007	2006
	(in thousands)
Net deferred tax assets:
Current	$1,332	$1,253

Net deferred tax liabilities:
Noncurrent	(7,582)	(6,810)

	$(6,250)	$(5,557)

For computing deferred tax assets and liabilities, the Company revised its estimated effective U.S. federal income tax rate from 34% to 35% in fiscal 2007. This increase in tax rate reflects the Company’s current level of taxable income and management’s projections for future profitability. The impact of this tax rate change was to increase the Company’s income tax expense by $127,000 for the year ended November 30, 2007.

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

The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2007, the aggregate undistributed earnings of the foreign subsidiaries amounted to $4,471,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2007 or 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2007	2006	2005
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$11,141	$5,871	$4,605

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	13,359	13,127	13,054

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	13,359	13,127	13,054

Effect of dilutive stock options	439	254	106

	13,798	13,381	13,160

Earnings per common share:
Basic	$0.83	$0.45	$0.35

Diluted	$0.81	$0.44	$0.35

In 2005, options to purchase 802,150 shares of Common Stock, at a weighted average exercise price of $8.12 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2007, 2006, and 2005 consists of the following (in thousands):

	2007	2006	2005
Cash paid during the year for:

Interest	$603	$446	$121
Income taxes	3,548	2,284	1,745

Liabilities assumed in connection with:

Purchase of land and buildings	—	2,888	—
Business acquisitions	104	758	1,097

19. Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2007, options to purchase 1,193,599 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2007, 2006, and 2005 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2004	1,185,617	$5.05 – 11.25	$7.49	$8,877,000
Granted during the year	748,900	6.31 – 7.60	6.75	5,052,000
Exercised during the year	(32,266)	5.05 – 5.27	5.18	(167,000)
Forfeitures and expirations	(180,300)	5.25 – 11.25	10.69	(1,928,000)

Outstanding – November 30, 2005	1,721,951	5.05 – 10.06	6.87	11,834,000
Granted during the year	—	—	—	—
Exercised during the year	(186,467)	5.05 – 7.00	5.75	(1,073,000)
Forfeitures and expirations	(157,950)	5.25 – 10.06	9.06	(1,430,000)

Outstanding – November 30, 2006	1,377,534	5.05 – 8.68	6.77	9,331,000
Granted during the year	—	—	—	—
Exercised during the year	(308,167)	5.05 – 8.68	6.24	(1,922,000)
Forfeitures and expirations	(3,400)	5.25 – 6.05	5.52	19,000)

Outstanding – November 30, 2007	1,065,967	$5.05 – 8.68	$6.93	$7,390,000

Exercisable:
November 30, 2007	483,031	$5.05 – 8.68	$6.83	$3,300,000

November 30, 2006	382,935	$5.05 – 8.68	$6.34	$2,426,000

November 30, 2005	457,512	$5.05 –10.06	$6.97	$3,189,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2007:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.05 – 6.00	138,400	138,400
6.01 –8.00	712,567	207,965
8.01 –8.68	215,000	136,666

	1,065,967	483,031

At November 30, 2007, the weighted average remaining contractual life of outstanding options was 2.5 years. During the years ended November 30, 2007 and 2006, no options were granted under the Company’s two stock option plans. During the year ended November 30, 2005, the weighted average fair value of options granted was $1.55 per share.

In June 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees, officers and directors of the Company under its stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $6.94, the closing price of the Company’s Common Stock on June 20, 2005. With this action, options to purchase 544,900 shares of the Company’s Common Stock that would otherwise have vested at various times within the following four years became fully vested. As a result of accelerating the vesting of these “out-of-the-money” stock options, all of the Company’s outstanding options at November 30, 2007 are fully vested.

At November 30, 2007, the aggregate intrinsic value of all outstanding stock options was $8,450,000, including an aggregate intrinsic value of $3,878,000 for all exercisable stock options. During the year ended November 30, 2007, stock options were exercised for 308,167 shares, which had an aggregate intrinsic value of $2,143,000. During the year ended November 30, 2006, stock options were exercised for 186,467 shares, which had an aggregate intrinsic value of $576,000.

20. Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $552,000 in 2007, $493,000 in 2006, and $387,000 in 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although its products are used in many industries, the Company’s largest markets are military/defense and communications equipment. Accounts receivable from military/defense customers represented approximately 49% of total accounts receivable at November 30, 2007 and 54% at November 30, 2006. At November 30, 2007 and 2006, approximately 20% and 24%, respectively, of the Company’s accounts receivable were from customers in the communications equipment industry. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

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

The Company’s current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including low pass EMI filters, filter plates, filtered connectors, specialty ceramic capacitors, power entry modules, power line filters, and our motor line feed thru (“MLFT”) filters. Our Microwave Components and Systems Business designs and manufactures microwave filters, waveguides, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures breaker and fuse interface panels, custom power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear positioning sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company’s consolidated financial statements. However, substantially all of the Company’s general and administrative expenses, and nonoperating expenses, are not allocated to the Company’s reportable operating segments and, accordingly, these expenses are not deducted in arriving at segment income. Segment reportable assets are comprised of certain tangible assets (property, plant, equipment, and inventories) and goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior period amounts in the following tables have been restated to correspond with the current business segment presentation. For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2007, 2006, and 2005, reportable segment information is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors And Controls	Total
2007
Revenue from unaffiliated customers	$60,713	$47,748	$7,586	$20,492	$136,539
Depreciation and amortization expense	1,924	2,041	205	523	4,693
Segment income	11,314	8,791	1,338	2,815	24,258
Segment assets
Tangible assets	22,030	16,100	2,903	5,946	46,979
Goodwill	14,243	13,720	—	7,706	35,669
Capital expenditures	1,999	1,524	372	1,892	5,787

2006
Revenue from unaffiliated customers	58,472	48,716	6,657	11,827	125,672
Depreciation and amortization expense	1,739	1,709	109	330	3,887
Segment income	3,754	9,511	2,012	1,407	16,684
Segment assets
Tangible assets	21,986	14,076	1,190	3,921	41,173
Goodwill	14,243	12,559	—	7,706	34,508
Capital expenditures	6,337	1,189	749	256	8,531

2005
Revenue from unaffiliated customers	52,236	38,399	7,080	639	98,354
Depreciation and amortization expense	2,415	1,124	167	14	3,720
Segment income	4,290	6,018	2,547	41	12,896
Segment assets
Tangible assets	14,290	15,527	611	827	31,255
Goodwill	14,243	12,559	—	1,559	28,361
Capital expenditures	1,753	1,459	—	69	3,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2007, 2006, and 2005, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2007	2006	2005
Total depreciation and amortization expense for reportable segments	$4,693	$3,887	$3,720
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	130	224	90

Consolidated depreciation and amortization expense	$4,823	$4,111	$3,810

Income before provision for income taxes	2007	2006	2005
Total income for reportable segments	$24,258	$16,684	$12,896
Unallocated amounts:
General and administrative expense	(6,394)	(7,370)	(5,762)
Interest expense	(561)	(545)	(110)
Other income	255	270	299

Consolidated income before provision for income taxes	$17,558	$9,039	$7,323

Assets	2007	2006	2005
Total assets for reportable segments	$82,648	$75,681	$59,616
Unallocated amounts:
Cash and cash equivalents	5,183	3,501	8,386
Accounts receivable	25,461	22,676	16,188
Insurance recovery receivable	—	1,500	5,000
Other assets	13,627	15,849	8,812

Total consolidated assets	$126,919	$119,207	$98,002

Capital expenditures	2007	2006	2005
Total capital expenditures for reportable segments	$5,787	$8,531	$3,281
Unallocated amounts:
Capital expenditures related to general and administrative activities	23	23	43

Total consolidated capital expenditures	$5,810	$8,554	$3,324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2007, 2006, and 2005 is as follows (in thousands):

2007	United States	Mexico	China	Germany	All Other Countries	Total
Revenue from unaffiliated customers	$107,740	$735	$5,398	$5,726	$16,940	$136,539
Long-lived assets:
Property, plant and equipment	24,607	95	1,445	30	—	26,177

2006
Revenue from unaffiliated customers	99,403	1,376	3,710	5,327	15,856	125,672
Long-lived assets:
Property, plant and equipment	22,682	93	1,434	27	—	24,236

2005
Revenue from unaffiliated customers	71,931	1,425	3,568	4,6781	16,752	98,354
Long-lived assets:
Property, plant and equipment	14,507	113	833	31	—	15,484

In 2007, sales to the Company’s largest single customer (a distributor of electronic components) represented 5% of the Company’s total consolidated net sales. Sales to this major customer principally consisted of signal and power integrity components.

In 2006, sales to the Company’s largest single customer (a prime supplier to the military/defense industry) represented 7% of the Company’s total consolidated net sales. Sales to this major customer primarily consisted of microwave components and systems.

In 2005, the Company’s largest single customer (an original equipment manufacturer of communications equipment) represented 5% of total consolidated net sales. Sales to this major customer primarily consisted of signal and power integrity components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2007
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$32,887	$33,558	$35,418	$34,676
Gross margin	7,802	9,133	10,098	9,330
Net income	2,119	2,750	3,081	3,191
Earnings per common share:
Basic	0.16	0.21	0.23	0.24
Diluted	0.16	0.20	0.22	0.23

	Year Ended November 30, 2006
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net sales	$25,560	$31,884	$33,232	$34,996
Gross margin	5,220	7,810	7,483	8,267
Net income	290	1,729	1,852	2,000
Earnings per common share:
Basic	0.02	0.13	0.14	0.15
Diluted	0.02	0.13	0.14	0.15

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

2008	$1,212
2009	1,193
2010	922
2011	81

$3,408

Total rent expense under all operating leases amounted to $2,362,000 in 2007, $2,237,000 in 2006, and $1,384,000 in 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Spectrum Control, Inc., as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, we conducted an evaluation of the effectiveness of Spectrum Control, Inc.’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management has concluded that Spectrum Control, Inc.’s internal control over financial reporting was effective as of November 30, 2007.

Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, and their report appears below.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Control, Inc.

We have audited Spectrum Control, Inc. and subsidiaries internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Control, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, as stated in their report which is included herein. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Spectrum Control, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007 of Spectrum Control, Inc. and our report dated February 11, 2008, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 11, 2008

(e) Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 3 through 5 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 7, 2008 (the “Proxy Statement”) is incorporated herein by reference.

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

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position
John P. Freeman	53	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	55	Senior Vice President, Signal and Power Integrity Products

Robert J. McKenna	54	Senior Vice President, New Business and Resource Development

Richard A. Southworth	65	President, Chief Executive Officer

James F. Toohey	73	Secretary

Brian F. Ward	48	Senior Vice President, Sensors and Controls

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

The information set forth under “Executive Compensation” and “Compensation Discussion and Analysis” on pages 9 through 25 of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Securities Ownership” on pages 7 and 8 of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationships and Related Transactions” on page 9 of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2008” on page 26 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	Financial Statements—The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Financial Statement Schedules—The following financial statement schedule is submitted herewith for the periods indicated therein.

Schedule II—Valuation and Qualifying Accounts	71

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

Subsidiaries of the Company (21.1)	72-73

Consent of Ernst & Young LLP (23.1)	74

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	75

Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	76

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)	77

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 13, 2008		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Bates	Director	February 13, 2008

/s/ Edwin R. Bindseil	Director	February 13, 2008

/s/ John P. Freeman	Director,	February 13, 2008

Chief Financial Officer, and Principal Accounting Officer

/s/ J. Thomas Gruenwald	Director	February 13, 2008

/s/ Scott D. Krentzman	Director	February 13, 2008

/s/ Melvin Kutchin	Director	February 13, 2008

/s/ John M. Petersen	Director	February 13, 2008

/s/ Gerald A. Ryan	Director	February 13, 2008

/s/ James F. Toohey	Director	February 13, 2008

Spectrum Control, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2007

(Amounts in Thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to (Credited Against) Costs and Expenses	Deductions		Balance at End of Year
Year ended November 30, 2005

Allowance for doubtful accounts	$985	$307	$260	(1)	$1,032

Reserve for excess and slow-moving inventories	$1,457	$1,539	$486	(2)	$2,510

Year ended November 30, 2006:

Allowance for doubtful accounts	$1,032	$266	$447	(1)	$851

Reserve for excess and slow-moving inventories	$2,510	$1,005	$2,174	(2)	$1,341

Year ended November 30, 2007:

Allowance for doubtful accounts	$851	$(89)	$(209	)(1)	$971

Reserve for excess and slow-moving inventories	$1,341	$1,303	$1,416	(2)	$1,228

(1)	Uncollectible accounts written off, net of recoveries
(2)	Inventories physically scrapped