Form 10-Q
period 2008-02-28
SPECTRUM CONTROL INC
filed 2008-04-02
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 29, 2008	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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
Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2008
Common, no par value	13,257,685

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	February 29,	November 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$ 5,595	$ 5,183
Accounts receivable, less allowances of $ 852
in 2008 and $ 971 in 2007	22,032	25,461
Inventories	26,148	25,458
Deferred income taxes	1,332	1,332
Prepaid expenses and other current assets	1,264	911
Total current assets	56,371	58,345

Property, plant and equipment, net	25,970	26,177

Other assets
Goodwill	35,669	35,669
Other noncurrent assets	6,321	6,728
Total other assets	41,990	42,397

Total assets	$ 124,331	$ 126,919

Liabilities And Stockholders' Equity
Current liabilities
Short-term debt	$ 2,000	$ 2,000
Accounts payable	6,556	6,764
Income taxes payable	875	1,391
Accrued liabilities	3,387	4,813
Current portion of long-term debt	100	100
Total current liabilities	12,918	15,068

Long-term debt	962	1,031
Other liabilities	1,118	1,370
Deferred income taxes	7,696	7,582

Stockholders' Equity
Common stock, no par value, authorized
25,000,000 shares, issued 14,178,369 shares
in 2008 and 14,128,914 shares in 2007	47,161	46,950
Retained earnings	59,542	57,753
Treasury stock, 920,684 shares in 2008
and 676,000 shares in 2007, at cost	(6,004)	(3,628)
Accumulated other comprehensive income	938	793
Total stockholders' equity	101,637	101,868

Total liabilities and stockholders' equity	$ 124,331	$ 126,919

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended
	February 29,	February 28,
	2008	2007

Net sales	$ 31,154	$ 32,887

Cost of products sold	24,303	25,085

Gross margin	6,851	7,802

Selling, general and
administrative expense	4,211	4,437

Income from operations	2,640	3,365

Other income ( expense ) :
Interest expense	(42)	(167)
Other income and expense, net	241	165
	199	(2)

Income before provision for
income taxes	2,839	3,363

Provision for income taxes	1,050	1,244

Net income	$ 1,789	$ 2,119

Earnings per common share :
Basic	$ 0.13	$ 0.16
Diluted	$ 0.13	$ 0.16

Average number of common shares
outstanding :
Basic	13,363	13,230
Diluted	13,642	13,587

Dividends per common share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Three Months Ended
	February 29,	February 28,
	2008	2007
Cash Flows From Operating Activities :
Net income	$ 1,789	$ 2,119
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	1,105	892
Amortization	180	210
Deferred income taxes	114	336
Equity-based compensation	54	7
Non-cash insurance recoveries	(252)	(103)
Changes in assets and liabilities, excluding
effects of business acquisitions
Accounts receivable	3,482	(1,192)
Inventories	(679)	(915)
Prepaid expenses and other assets	(119)	(225)
Accounts payable and accrued expenses	(2,171)	363
Net cash provided by operating activities	3,503	1,492

Cash Flows From Investing Activities :
Insurance proceeds related to property, plant and equipment	-	1,748
Purchase of property, plant and equipment	(895)	(728)
Payment for acquired businesses, net of cash received	-	(2,365)
Net cash used in investing activities	(895)	(1,345)

Cash Flows From Financing Activities :
Net repayment of short-term borrowings	-	(1,000)
Repayment of long-term debt	(69)	(64)
Net proceeds from issuance of common stock	157	337
Purchase of common stock	(2,376)	-
Net cash used in financing activities	(2,288)	(727)

Effect of exchange rate changes on cash	92	(33)

Net increase (decrease) in cash and cash equivalents	412	(613)

Cash and cash equivalents, beginning of period	5,183	3,501

Cash and cash equivalents, end of period	$ 5,595	$ 2,888

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 29, 2008

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

The income tax rates utilized for interim financial statement purposes for the periods ended February 29, 2008 and February 28, 2007 are based on estimates of income and other pertinent tax matters for the entire year.

The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2007.

Note 2 - Nature of Operations

The Company designs and manufactures control products and systems for the electronics industry, and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, microwave, and sensor products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest markets are military/defense and communications equipment.

Note 3 - Revenue Recognition and Product Warranties

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

Note 4 - Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At February 29, 2008, options to purchase 1,204,483 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the three month period ended February 29, 2008 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weigthed Average	Aggregate

Outstanding - November 30, 2007	1,065,967	$ 5.05 - 8.68	$ 6.93	$ 7,390,000
Granted during the period	191,000	15.00	15.00	2,865,000
Exercised during the period	(73,733)	5.05 - 8.68	5.36	(395,000)
Forfeitures and expirations	-	-	-	-
Outstanding - February 29, 2008	1,183,234	$ 5.28 - 15.00	$ 8.33	$ 9,860,000

Exercisable - February 29, 2008	526,932	$ 5.28 - 8.68	$ 7.31	$ 3,853,000

The following table summarizes significant ranges of outstanding and exercisable stock options at February 29, 2008:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$ 5.28 - 6.00	72,000	72,000
6.01 - 8.00	709,234	271,932
8.01 - 8.68	211,000	183,000
15.00	191,000	-

At February 29, 2008, the aggregate intrinsic value of all outstanding stock options was $1,945,000, including an aggregate intrinsic value of $895,000 for all exercisable stock options. During the three month period ended February 29, 2008, stock options were exercised for 73,733 shares, which had an aggregate intrinsic value of $357,000. At February 29, 2008, the weighted average remaining contractual life of outstanding options was approximately 3.0 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company's stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the three month period ended February 29, 2008, options to purchase 191,000 shares of the Company's Common Stock were granted with the following weighted average assumptions:

Three Months Ended February 29, 2008
Expected volatility	28.80%
Risk-free interest rate	2.75%
Expected dividend yield	0.00%
Expected option life in years	5.00
Fair value per share	$4.57

No options were granted by the Company during the fiscal year ended November 30, 2007. For the three month periods ended February 29, 2008 and February 28, 2007, equity-based compensation expense (related to stock options) was $54,000 and $7,000, respectively. These amounts have been included in general and administrative expense in the accompanying consolidated statements of income.

At February 29, 2008, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows:

2008	$ 163,000
2009	218,000
2010	218,000
2011	218,000
$ 817,000

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	February 29,	November 30,
	2008	2007

Finished goods	$ 3,225	$ 3,084
Work - in - process	8,386	7,741
Raw materials	14,537	14,633
	$ 26,148	$ 25,458

Inventories are presented net of aggregate inventory reserves of $1,370,000 at February 29, 2008 and $1,228,000 at November 30, 2007.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	February 29,	November 30,
	2008	2007

Land and improvements	$ 2,252	$ 2,252
Buildings and improvements	15,894	15,765
Machinery and equipment	37,895	37,109
	56,041	55,126
Less accumulated depreciation	30,071	28,949
	$ 25,970	$ 26,177

Note 7 - Goodwill

Changes in the carrying amount of goodwill for the periods ended February 29, 2008 and February 28, 2007 in total and for each reportable segment, are summarized as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007

Goodwill, beginning of period	$ 35,669	$ 34,508

Goodwill acquired	-	1,252

Goodwill, end of period	$ 35,669	$ 35,760

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

Three Months Ended February 29, 2008

Goodwill, beginning of period	$ 14,243	$ 13,720	$ 7,706

Goodwill acquired	-	-	-

Goodwill, end of period	$ 14,243	$ 13,720	$ 7,706

Three Months Ended February 28, 2007

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 7,706

Goodwill acquired	-	1,252	-

Goodwill, end of period	$ 14,243	$ 13,811	$ 7,706

On January 26, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. ("EMF") at an aggregate cash purchase price of $2,365,000. Based upon the Company's preliminary allocation of its purchase price for EMF, goodwill of $1,252,000 was recorded in the first quarter of fiscal 2007. Later in fiscal 2007, the purchase price allocation for EMF was finalized with an aggregate amount of $1,161,000 recorded for goodwill.

Note 8 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	February 29,	November 30,
	2008	2007
Amortizable assets:
Customer-related intangibles	$ 5,798	$ 5,798
Patents and patent rights	282	280
Debt issuance costs	38	205
	6,118	6,283
Less accumulated amortization	2,664	2,651
	3,454	3,632
Other assets:
Prepaid environmental liability insurance (see Note 11)	2,713	2,994
Deferred charges	154	102
	2,867	3,096

Other noncurrent assets	$ 6,321	$ 6,728

For the three month periods ended February 29, 2008 and February 28, 2007, amortization of intangible assets was $180,000 and $210,000, respectively. For each of the five fiscal years ending November 30, 2012, amortization expense is expected to be as follows (in thousands):

2008	$ 699
2009	570
2010	479
2011	430
2012	430

Note 9 - Short-Term Debt Short-term debt consists of the following (in thousands):
	February 29, 2008	November 30, 2007

Notes payable - domestic line of credit (1)	$ 2,000	$ 2,000

Notes payable - foreign line of credit (2)	-	-

	$ 2,000	$ 2,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended February 29, 2008, weighted average borrowings under the revolving line of credit amounted to $593,000, with an average interest rate of 4.61%, and maximum month-end borrowings of $2,000,000. During the three month period ended February 28, 2007, weighted average borrowings under the revolving line of credit amounted to $8,233,000, with an average interest rate of 6.73%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At February 29, 2008, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,519,000 (Euro 1,000,000). During the three month periods ended February 29, 2008 and February 28, 2007, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	February 29, 2008	November 30, 2007

Accrued salaries and wages	$ 2,452	$ 3,771
Accrued environmental remediation costs (see Note 11)	356	356
Accrued interest	23	109
Accrued other expenses	556	577

	$ 3,387	$ 4,813

Note 11 - Other Liabilities Other liabilities consist of the following (in thousands):
	February 29, 2008	November 30, 2007

Accrued environmental remediation costs	$ 1,474	$ 1,726
Less current portion	356	356

	$ 1,118	$ 1,370

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 29, 2008, remediation expenditures of $1,414,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,474,000, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company's general and administrative expenses.

Based on the Company's current remediation plan, $356,000 of the total remediation costs are expected to be incurred during the next twelve months.

Note 12 - Treasury Stock

The Board of Directors has authorized the Company to repurchase approximately $6,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. Through November 30, 2007, the Company had repurchased 676,000 shares at an aggregate cost of $3,628,000. During the three month period ended February 29, 2008, the Company completed the Board of Directors current authorization by repurchasing 244,684 shares at an aggregate cost of $2,376,000. The repurchased shares are held as treasury stock.

Note 13 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At February 29, 2008 and February 28, 2007, the Company had no forward contracts outstanding.

Note 14 - Income Taxes

Effective December 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48" or the "Interpretation"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Interpretation prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires that an enterprise determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.

The adoption of FIN 48 did not give rise to any cumulative effect adjustment to retained earnings or any reclassification of the Company's income tax assets and liabilities. As of February 29, 2008 and December 1, 2007, the Company had $68,000 of unrecognized tax benefits which, if recognized, would affect the Company's effective tax rate.

The Company's practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal income tax returns filed for the tax years 2003 to present, and the tax year 2000 to present for most state income tax returns. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2003 to the present.

For the periods ended February 29, 2008 and February 28, 2007, the Company's effective income tax rate was approximately 37.0%, compared to an applicable federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Note 15 - Earnings Per Common Share The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:
	Three Months Ended
	February 29, 2008	February 28, 2007
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 1,789	$ 2,119

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,363	13,230

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,363	13,230

Effect of dilutive stock options	279	357
	13,642	13,587
Earnings per common share:

Basic	$ 0.13	$ 0.16
Diluted	$ 0.13	$ 0.16

Options to purchase 191,000 shares of Common Stock, at an exercise price of $15.00 per share, were outstanding at February 29, 2008, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Three Months Ended
	February 29, 2008	February 28, 2007
Net income	$ 1,789	$ 2,119

Foreign currency translation
adjustments	145	(37)

Comprehensive income	$ 1,934	$ 2,082

The components of accumulated other comprehensive income are as follows (in thousands):
Three Months Ended
	February 29, 2008	February 28, 2007

Foreign currency translation adjustments	$ 938	$ 793

Note 17 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):
	Three Months Ended
	February 29, 2008	February 28, 2007

Cash paid during the period for:
Interest	$ 128	$ 280
Income taxes	1,362	70

Liabilities assumed in connection with:
Business acquisitions	-	104

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the three month periods ended February 29, 2008 and February 28, 2007, is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended February 29,
2008

Revenue from unaffiliated customers	$ 13,150	$ 10,392	$ 2,448	$ 5,164
Segment income	2,060	892	360	659

Three Months Ended February 28,
2007

Revenue from unaffiliated customers	15,264	11,086	1,558	4,979
Segment income	2,067	1,725	214	718

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the three month periods ended February 29, 2008 and February 28, 2007 is as follows (in thousands):

	Three Months Ended
	February 29, 2008	February 28, 2007
Total income for reportable
segments	$ 3,971	$ 4,724

Unallocated amounts:

General and
administrative expense	(1,331)	(1,359)

Interest expense	(42)	(167)

Other income, net of other expense	241	165

Consolidated income before
provision for income taxes	$ 2,839	$ 3,363

Note 19 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

Note 20 - Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2010 fiscal year). The Company is currently reviewing the provisions of SFAS No. 141R and assessing the Statement's impact on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (the Company's 2008 fiscal year). The adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Top of Report

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2007. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We were founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference ("EMI"). In recent years, we broadened our focus and product lines to become a control products and systems company, providing a wide range of components and systems used to condition, regulate, transmit, receive, or govern electronic performance. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 48.0% and 20.0%, respectively, of our fiscal 2007 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

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

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions and customer order rates, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the first quarter of fiscal 2008, our sales were $31.2 million, a decrease of $1.7 million or 5.3% from the same period last year. Total consolidated customer orders received in the current quarter amounted to $31.6 million, down $2.4 million or 7.1% from the comparable period of a year ago. These decreases principally reflect soft demand throughout portions of our telecom equipment markets and delays in releasing orders for certain military/defense programs. We believe the excess inventory levels, which led to lower demand by certain of our telecom equipment customers, have been substantially consumed and that customer inventory levels are now properly aligned with current business requirements. Accordingly, we anticipate orders from these customers will begin to increase in the second quarter of fiscal 2008. In addition, we expect orders for several key military/defense programs, which were delayed in the first quarter, will be released in the second quarter of fiscal 2008.

In the current quarter, our gross margin was $6.9 million or 22.0% of sales, compared to $7.8 million or 23.7% of sales for the same quarter last year. The decrease in gross margin percentage primarily reflects additional manufacturing overhead costs, as well as operating inefficiencies from lower than expected production volumes. With customer orders and production requirements expected to rebound in the second quarter, we have structured our production capacity and workforce to respond quickly and effectively to the anticipated increase in business levels. We will also continue to review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Overall, we generated net income of $1.8 million or 13 cents per share in the first quarter of fiscal 2008, compared to net income of $2.1 million or 16 cents per share for the same period last year.

Our Board of Directors has authorized the Company to repurchase approximately $6.0 million of the Company's Common Stock at market prices. The amount and timing of shares to be repurchased are at the discretion of management. Through November 30, 2007, we had repurchased 676,000 shares at an aggregate cost of $3.6 million. During the three month period ended February 29, 2008, we completed the Board of Directors current authorization by repurchasing 244,684 shares at an aggregate cost of $2.4 million. The repurchased shares are held as treasury stock.

With reduced working capital requirements, driven by lower sales volume and related reductions in accounts receivable, operating cash flow increased significantly from a year ago. Net cash provided by operating activities was $3.5 million in the first quarter of fiscal 2008, compared to $1.5 million for the first quarter of 2007. In fiscal 2008, our positive operating cash flow enabled us to fund our total capital expenditures of $895,000 and our stock repurchases of $2.4 million, without incurring any short-term bank borrowings or any other external financing.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the three months ended February 29, 2008 and February 28, 2007:

	Three Months Ended
	February 29,	February 28,
	2008	2007

Net sales	100.0%	100.0%
Cost of products sold	78.0	76.3
Gross margin	22.0	23.7
Selling, general and administrative expense	13.5	13.5
Income from operations	8.5	10.2
Other income (expense)
Interest expense	(0.1)	(0.5)
Other income and expense, net	0.7	0.5
Income before provision for income taxes	9.1	10.2
Provision for income taxes	3.4	3.8
Net income	5.7%	6.4%

The following table sets forth the Company's net sales by reportable operating segments for the three months ended February 29, 2008 and February 28, 2007 (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007

Signal and Power Integrity Components	$ 13,150	$ 15,264
Microwave Components and Systems	10,392	11,086
Power Management Systems	2,448	1,558
Sensors and Controls	5,164	4,979
	$ 31,154	$ 32,887

First Quarter 2008 Versus First Quarter 2007

Net Sales

Our consolidated net sales were $31.2 million in the first quarter of fiscal 2008, a decrease of $1.7 million or 5.3% from the comparable period last year. This decrease primarily reflects soft demand throughout portions of our telecom equipment markets, and delays in releasing orders for certain military/defense programs. We believe these market conditions will begin to improve during the second quarter of fiscal 2008.

During the first quarter of fiscal 2008, the current market conditions negatively impacted product shipments for our two largest business segments. Sales of our signal and power integrity components were $13.2 million in the current quarter, down $2.1 million or 13.8% from the first quarter last year. Sales of our microwave components and systems amounted to $10.4 million in the first quarter of fiscal 2008, down $694,000 or 6.3% from the same period a year ago. We believe the excess inventory levels, which led to soft demand by certain of our telecom equipment customers, have been substantially consumed and that inventory levels are now properly aligned with business requirements. Accordingly, we anticipate orders from these customers will begin to increase in the second quarter of fiscal 2008. In addition, we expect orders for several key military/defense programs, which were delayed in the first quarter of fiscal 2008, will be released in the second quarter of fiscal 2008.

Sales of our power management systems increased by $890,000 or 57.1%, with sales of $2.4 million in the current quarter and $1.6 million in the comparable period last year. Demand for these advanced systems was particularly strong in applications for servers, optical networking equipment, voice-over-internet protocol ("VoIP") equipment, and switching gear. Sales of our sensors and controls amounted to $5.2 million in the first quarter of fiscal 2008, up $185,000 or 3.7% from the same period a year ago. Demand for our custom position sensors (which are used in various medical equipment, commercial weather instruments, and military aircraft and vehicles) continues to increase.

Total consolidated customer orders received in the first quarter of fiscal 2008 amounted to $31.6 million, down $2.4 million or 7.1% from the comparable period of 2007. Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the first quarter of fiscal 2008, gross margin was $6.9 million or 22.0% of sales, compared to $7.8 million or 23.7% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects additional manufacturing overhead costs, as well as operating inefficiencies from lower than expected production volumes.

Total material costs amounted to $7.8 million or 24.9% of sales in the first quarter of 2008, compared to $9.3 million or 28.2% of sales for the same period last year. The decrease in material costs reflects the complete resumption of internal ceramic component manufacturing, with our State College facility achieving full production. Accordingly, we have eliminated the purchase and consumption of higher-priced third party ceramics. Labor and manufacturing overhead costs were $16.5 million or 53.1% of sales in the current quarter, versus $15.8 million or 48.1% of sales in the comparable quarter of last year. Although our sales volume decreased during the current quarter, we believe customer orders and related production requirements will start to rebound in the second quarter of fiscal 2008. Accordingly, we have structured our production capacity and workforce to respond quickly and effectively to the anticipated increase in business levels. At February 29, 2008, we had a total workforce of 1,532 employees, up 2.5% from a year ago. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.6 million or 8.3% of sales, compared to $2.8 million or 8.5% of sales for the same period last year. The decrease in selling expense principally reflects reductions in advertising expense and other discretionary expenditures. In total, general and administrative expense remained constant at $1.6 million in the current period, the same as the comparable period a year ago. In the first quarter of fiscal 2007, general and administrative expense included a $248,000 credit upon the final settlement of all insurance claims related to Hurricane Katrina. In the first quarter of fiscal 2008, the absence of this credit was offset by reductions in professional fees and incentive-based compensation.

Interest Expense

With our positive operating cash flow, we have reduced our borrowings under our domestic line of credit from a year ago. In the first quarter of fiscal 2008, interest expense from short-term borrowings amounted to $7,000, with weighted average borrowings of $593,000 and a weighted average interest rate of 4.61%. In the first quarter of fiscal 2007, interest expense from short-term borrowings was $139,000, with weighted average borrowings of $8.2 million and a weighted average interest rate of 6.73%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. We received license fee and royalty income of $217,000 in the current quarter, and $116,000 in the comparable quarter last year, in connection with our PML technology. It is not known what remaining commercial value, if any, our PML patents and related licenses may have.

Investment income of $44,000 in 2008 and $42,000 in 2007 was realized from temporary cash investments.

Income Taxes

For the periods ended February 29, 2008 and February 28, 2007, our effective income tax rate was 37.0%, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

Military aircraft, naval vessels, and certain military vehicles contain extensive communications equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. Military/defense sales currently represent approximately 47.0% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

Presently, approximately 19.0% of our consolidated sales are to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

In addition, our results of operations may be negatively affected in the future by a variety of other factors including: time delays and cost overages in conducting specialty ceramic capacitor manufacturing at our State College, PA facilities; competitive pricing pressures; new technologies which decrease the demand for our products; new product offerings by our competitors; product cost changes; changes in the overall economic climate; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; and changes in product mix.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At February 29, 2008, $2.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At February 29, 2008, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.5 million (Euro 1.0 million). At February 29, 2008, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased slightly during the current period. At February 29, 2008, we had net working capital of $43.5 million, compared to $43.3 million at November 30, 2007. At February 29, 2008, current assets were 4.36 times current liabilities, compared to 3.87 at the end of fiscal 2007.

Our capital expenditures for property, plant and equipment amounted to $895,000 in the first three months of fiscal 2008. These capital expenditures primarily related to routine replacement of older fixed assets. At February 29, 2008, we had not entered into any material commitments for additional capital expenditures.

Our Board of Directors authorized us to repurchase approximately $6.0 million of the Company's outstanding Common Stock. Acquired shares were to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases was to come from available cash reserves or borrowings under our revolving line of credit facilities. The amount and timing of the shares repurchased were based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. Through November 30, 2007, we had repurchased 676,000 shares at an aggregate cost of $3.6 million. During the three month period ended February 29, 2008, we completed the Board of Directors current authorization by repurchasing 244,684 shares at an aggregate cost of $2.4 million. The repurchased shares are held as treasury stock.

As of February 29, 2008, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt	$ 1,062	$ 31	$ 487	$ 65	$ 70	$ 75	$ 334
Operating leases	3,105	909	1,193	922	81	-	-

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

With reduced working capital requirements, driven by lower sales volume and related reductions in accounts receivable, operating cash flow increased significantly from a year ago. Net cash provided by operating activities was $3.5 million in the first quarter of fiscal 2008, compared to $1.5 million for the first quarter of 2007. Net working capital requirements decreased by $513,000 in the current period, versus an increase of $2.0 million for the comparable period last year. In fiscal 2008, our positive operating cash flow enabled us to fund our capital expenditures of $895,000 and our stock repurchases of $2.4 million, without incurring any additional short-term bank borrowings or any other external financing.

At February 29, 2008, the aggregate carrying value of goodwill was $35.7 million or 28.7% of our total assets and 35.1% of our total stockholders' equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For all of the periods presented herein, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 29, 2008, remediation expenditures of $1.4 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.5 million, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 29, 2008, our allowance for doubtful accounts was $852,000 or 3.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the communications equipment industry will improve throughout the remainder of fiscal 2008. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 29, 2008, we had recorded inventory reserves in the aggregate amount of $1.4 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it established principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2010 fiscal year). We are currently reviewing the provisions of SFAS No. 141R and assessing the Statement's impact on our financial position, results of operations, and cash flows.

Top of Report

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At February 29, 2008, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At February 29, 2008, no interest rate swap agreements were outstanding.

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

    (b)  Change in Internal Controls

    There were no changes in the Company's internal controls over financial reporting during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Top of Report

Part II - Other Information

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may affect future operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company's most recently filed annual report on Form 10-K. There have been no significant changes in the Company's risk factors since November 30, 2007.

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

Spectrum Control, Inc. (Registrant)

Date: April 2, 2008	By: /s/ John P. Freeman
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

Date: April 2, 2008

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

Date: April 2, 2008

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
Securities and Exchange Commission 450 Fifth Street, NW Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i) this Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended February 29, 2008, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and
(ii) the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 2nd day of April 2008.

/s/ RICHARD A. SOUTHWORTH	/s/ JOHN P. FREEMAN
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report