Form 10-Q
period 2008-05-31
SPECTRUM CONTROL INC
filed 2008-07-07
CIK 92769

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2008	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2008
Common, no par value	13,086,621

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	May 31,	November 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$ 8,169	$ 5,183
Accounts receivable, less allowances of $ 899
in 2008 and $ 971 in 2007	23,537	25,461
Inventories	26,703	25,458
Deferred income taxes	1,332	1,332
Prepaid expenses and other current assets	2,560	911
Total current assets	62,301	58,345

Property, plant and equipment, net	25,564	26,177

Other assets
Goodwill	35,669	35,669
Other noncurrent assets	6,001	6,728
Total other assets	41,670	42,397

Total assets	$ 129,535	$ 126,919

Liabilities And Stockholders' Equity
Current liabilities
Short-term debt	$ 7,000	$ 2,000
Accounts payable	6,019	6,764
Income taxes payable	39	1,391
Accrued liabilities	3,924	4,813
Current portion of long-term debt	100	100
Total current liabilities	17,082	15,068

Long-term debt	951	1,031
Other liabilities	1,027	1,370
Deferred income taxes	7,766	7,582

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 14,248,772 shares
in 2008 and 14,128,914 in 2007	47,588	46,950
Retained earnings	61,718	57,753
Treasury stock, 1,119,367 shares in 2008
and 676,000 shares in 2007, at cost	(7,726)	(3,628)
Accumulated other comprehensive income	1,129	793
Total stockholders' equity	102,709	101,868

Total liabilities and stockholders' equity	$ 129,535	$ 126,919

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands, Except Per Share Data )
	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Net sales	$ 32,574	$ 33,558	$ 63,728	$ 66,445

Cost of products sold	24,494	24,425	48,797	49,510

Gross margin	8,080	9,133	14,931	16,935

Selling, general and
administrative expense	4,671	4,639	8,882	9,076

Income from operations	3,409	4,494	6,049	7,859

Other income ( expense ) :
Interest expense	(97)	(159)	(139)	(326)
Other income and expense, net	15	31	256	196
	(82)	(128)	117	(130)

Income before provision for
income taxes	3,327	4,366	6,166	7,729

Provision for income taxes	1,151	1,616	2,201	2,860

Net income	$ 2,176	$ 2,750	$ 3,965	$ 4,869

Earnings per common share :
Basic	$ 0.16	$ 0.21	$ 0.30	$ 0.37
Diluted	$ 0.16	$ 0.20	$ 0.29	$ 0.36

Average number of common shares
outstanding :
Basic	13,234	13,364	13,298	13,298
Diluted	13,358	13,798	13,500	13,694

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Six Months Ended
	May 31,
	2008	2007
Cash Flows From Operating Activities :
Net income	$ 3,965	$ 4,869
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	2,219	1,785
Amortization	361	440
Deferred income taxes	184	774
Equity-based compensation	124	15
Non-cash insurance recoveries	(343)	(253)
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	2,019	(1,876)
Inventories	(1,102)	(1,746)
Prepaid expenses and other assets	(1,271)	27
Accounts payable and accrued expenses	(3,029)	371
Net cash provided by operating activities	3,127	4,406

Cash Flows From Investing Activities :
Insurance proceeds related to property, plant and equipment	-	1,748
Purchase of property, plant and equipment	(1,599)	(1,981)
Payment for acquired businesses, net of cash received	-	(2,365)
Net cash used in investing activities	(1,599)	(2,598)

Cash Flows From Financing Activities :
Net proceeds ( repayment ) of short-term borrowings:	5,000	(2,000)
Repayment of long-term debt	(80)	(274)
Net proceeds from issuance of common stock	514	961
Purchase of common stock	(4,098)	-
Net cash provided by ( used in ) financing activities	1,336	(1,313)

Effect of exchange rate changes on cash	122	31

Net increase in cash and cash equivalents	2,986	526

Cash and cash equivalents, beginning of period	5,183	3,501

Cash and cash equivalents, end of period	$ 8,169	$ 4,027

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 31, 2008
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

The income tax rates utilized for interim financial statement purposes for the periods ended May 31, 2008 and 2007 are based on estimates of income and other pertinent tax matters for the entire year.

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

Note 3 - Revenue Recognition and Product Warranties

Revenue is recognized when all significant contractual obligations have been met, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point or Ex Works. Payments received from customers in advance of products shipped are recorded as deferred revenue until earned. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer's purchase order or sales agreement. Sales to third party distributors are made under contractual agreements which allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by the distributor. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

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

Note 4 - Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At May 31, 2008, options to purchase 1,110,483 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the six month period ended May 31, 2008 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weighted Average	Aggregate

Outstanding - November 30, 2007	1,065,967	$ 5.05 - 8.68	$ 6.93	$ 7,390,000
Granted during the period	285,000	8.38 - 15.00	12.83	3,656,000
Exercised during the period	(151,733)	5.05 - 8.68	5.38	(816,000)
Forfeitures and expirations	-	-	-	-
Outstanding - May 31, 2008	1,199,234	$ 6.31 - 15.00	$ 8.53	$ 10,230,000

Exercisable - May 31, 2008	504,932	$ 6.31 - 8.68	$ 7.69	$ 3,883,000

The following table summarizes significant ranges of outstanding and exercisable stock options at May 31, 2008:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$6.31 - 7.00	461,000	139,666
7.01 - 8.00	242,234	154,266
8.01 - 8.74	305,000	211,000
15.00	191,000	-

At May 31, 2008, the aggregate intrinsic value of all outstanding stock options was $1,819,000, including an aggregate intrinsic value of $717,000 for all exercisable stock options. During the six month period ended May 31, 2008, stock options were exercised for 151,733 shares, which had an aggregate intrinsic value of $568,000. At May 31, 2008, the weighted average remaining contractual life of outstanding options was approximately 2.5 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company's stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the six month period ended May 31, 2008, options to purchase 285,000 shares of the Company's Common Stock were granted with the following weighted average assumptions:

Six Months Ended May 31, 2008
Expected volatility	31.6%
Risk-free interest rate	2.75%
Expected dividend yield	0.00%
Expected option life in years	5.00
Fair value per share	$ 4.09

No options were granted by the Company during the fiscal year ended November 30, 2007.

For the periods ended May 31, 2008 and 2007, equity-based compensation expense (related to stock options) was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Equity-based compensation expense	$ 70	$ 7	$ 124	$ 15

The above amounts have been included in general and administrative expense in the accompanying consolidated statements of income.

At May 31, 2008, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows:

2008	$ 140,000
2009	292,000
2010	292,000
2011	292,000
2012	28,000
$ 1,044,000

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	May 31,	November 30,
	2008	2007

Finished goods	$ 3,041	$ 3,084
Work-in-process	9,301	7,741
Raw materials	14,361	14,633
	$26,703	$25,458

Inventories are presented net of aggregate inventory reserves of $2,121,000 at May 31, 2008 and $1,228,000 at November 30, 2007.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	May 31,	November 30,
	2008	2007

Land and improvements	$ 2,252	$ 2,252
Buildings and improvements	15,917	15,765
Machinery and equipment	38,598	37,109
	56,767	55,126
Less accumulated depreciation	31,203	28,949
	$25,564	$26,177

Note 7 - Goodwill Changes in the carrying amount of goodwill for the periods ended May 31, 2008 and 2007, in total and for each reportable segment, are summarized as follows (in thousands):
	Six Months Ended May 31,
	2008	2007

Goodwill, beginning of period	$ 35,669	$ 34,508

Goodwill acquired	-	1,252

Goodwill, end of period	$ 35,669	$ 35,760

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

Six Months Ended May 31, 2008
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

Note 8 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	May 31,	November 30,
	2008	2007
Amortizable assets:
Customer-related intangibles	$ 5,798	$ 5,798
Patents and patent rights	297	280
Debt issuance costs	38	205
	6,133	6,283
Less accumulated amortization	2,845	2,651
	3,288	3,632
Other assets:
Prepaid environmental liability insurance (see Note 11)	2,593	2,994
Deferred charges	120	102
	2,713	3,096

Other noncurrent assets	$ 6,001	$ 6,728

For the periods ended May 31, 2008 and 2007, amortization of intangible assets was as follows (in thousands):
	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Amortization expense	$ 181	$ 230	$ 361	$ 440

For each of the five fiscal years ending November 30, 2012, amortization expense is expected to be $699,000, $570,000, $479,000, $430,000, and $430,000, respectively.

Note 9 - Short-Term Debt

Short-term debt consists of the following (in thousands):

	May 31, 2008	November 30, 2007

Notes payable - domestic line of credit (1)	$ 7,000	$ 2,000

Notes payable - foreign line of credit (2)	-	-

	$ 7,000	$ 2,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the six month period ended May 31, 2008, weighted average borrowings under the revolving line of credit amounted to $2,612,000, with an average interest rate of 3.91%, and maximum month-end borrowings of $7,000,000. During the six month period ended May 31, 2007, weighted average borrowings under the revolving line of credit amounted to $7,901,000, with an average interest rate of 6.65%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2008, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,551,000 (Euro 1,000,000). During the periods ended May 31, 2008 and 2007, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	May 31, 2008	November 30, 2007

Accrued salaries and wages	$ 2,822	$ 3,771
Accrued environmental remediation costs (see Note 11)	356	356
Accrued interest	97	109
Accrued other expenses	649	577

	$3,924	$4,813

Note 13 - Other Liabilities Other liabilities consist of the following (in thousands):
	May 31, 2008	November 30, 2007

Accrued environmental remediation costs	$ 1,383	$ 1,726
Less current portion	356	356

	$ 1,027	$ 1,370

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2008, remediation expenditures of $1,505,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,383,000, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas.

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

Note 12 - Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $11,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the six month period ended May 31, 2008, the Company repurchased 443,367 shares at an aggregate cost of $4,098,000. Since the inception of the stock buyback program, the Company has repurchased 1,119,367 shares at an aggregate cost of $7,726,000. The repurchased shares are held as treasury stock.

Note 13 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At May 31, 2008 and 2007, the Company had no forward contracts outstanding

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

The adoption of FIN 48 did not give rise to any cumulative effect adjustment to retained earnings or any reclassification of the Company's income tax assets and liabilities. As of May 31, 2008 and December 1, 2007, the Company had $68,000 of unrecognized tax benefits which, if recognized, would affect the Company's effective tax rate.

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

For the six month periods ended May 31, 2008 and 2007, the Company's effective income tax rate was 35.7% and 37.0%, respectively, compared to an applicable federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Note 15 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 2,176	$ 2,750	$ 3,965	$ 4,869

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,234	13,364	13,298	13,298

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	13,234	13,364	13,298	13,298

Effect of dilutive
stock options	124	434	202	396
	13,358	13,798	13,500	13,694

Earnings per common share:

Basic	$ 0.16	$ 0.21	$ 0.30	$ 0.37
Diluted	$ 0.16	$ 0.20	$ 0.29	$ 0.36

Options to purchase 191,000 shares of Common Stock, at an exercise price of $15.00 per share, were outstanding at May 31, 2008, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2009	2008	2007
Net income	$ 2,176	$ 2,750	$ 3,965	$ 4,869

Foreign currency translation
adjustments	191	113	336	76

Comprehensive income	$ 2,367	$ 2,863	$ 4,301	$ 4,945

The components of accumulated other comprehensive income are as follows (in thousands):
	May 31,	November 30,
	2008	2007

Foreign currency translation adjustments	$ 1,129	$ 793

Note 17 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended May 31,
	2008	2007

Cash paid during the period of:
Interest	$ 151	$ 406
Income taxes	3,019	894

Liabilities assumed in connection with:
Business acquisitions	-	104

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2008 and 2007, is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended May 31:
2008

Revenue from unaffiliated customers	$ 13,665	$ 10,355	$ 2,942	$ 5,612
Segment income	2,286	1,374	630	797

Three Months Ended May 31:
2007

Revenue from unaffiliated customers	14,790	11,727	1,875	5,166
Segment income	2,806	2,203	323	732

Six Months Ended May 31:
2008

Revenue from unaffiliated customers	26,815	20,747	5,390	10,776
Segment income	4,346	2,266	990	1,456

Six Months Ended May 31:
2007

Revenue from unaffiliated customers	30,054	22,813	3,433	10,145
Segment income	4,873	3,928	537	1,450

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Total income for reportable segments	$ 5,087	$ 6,064	$ 9,058	$ 10,788

Unallocated amounts:

General and administrative expense	(1,678)	(1,570)	(3,009)	(2,929)

Interest expense	(97)	(159)	(139)	(326)

Other income and (expense), net	15	31	256	196

Consolidated income before
provision for income taxes	$ 3,327	$ 4,366	$ 6,166	$ 7,729

Note 19 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

Note 20 - Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2009 fiscal year). The Company is currently reviewing the provisions of SFAS No. 141R and assessing the Statement's impact on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company's 2008 fiscal year). In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSB 157-2"). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (the Company's 2009 fiscal year). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

  Level 1 - Quoted prices in active markets for identical assets or liabilities.
  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial condition, results of operations, or cash flows.

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

We recognize revenue when all significant contractual obligations have been met, the sales price is fixed and determinable, and the collection of the resulting receivable is reasonably assured. As a result, product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point or Ex Works. Payments received from customers in advance of products shipped are recorded as deferred revenue until earned.

Forward-Looking Information

The following discussion includes certain "forward-looking statements" within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions, customer order rates and shipments, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in "Risk Factors That May Affect Future Results", as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the second quarter of fiscal 2008, our sales were $32.6 million, a decrease of $984,000 million or 2.9% from the comparable period last year. Early in fiscal 2008, customer orders for certain military/defense programs were delayed and demand throughout portions of our telecom equipment markets was soft. These market conditions contributed to lower shipment volumes during the current quarter for our signal and power components, as well as our microwave products. Overall market conditions, however, have recently improve with aggregate customer orders of $42.4 million received in the second quarter of fiscal 2008, an increase of $10.8 million or 34.2% from the first quarter of fiscal 2008 and $7.0 million or 19.8% from the same period a year ago.

In the current quarter, our gross margin was $8.1 million or 24.8% of sales, compared to $9.1 million or 27.2% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects additional manufacturing overhead expense, including higher personnel costs and depreciation expense, as well as poorer absorption of manufacturing overhead with lower than expected production volumes. At the end of the current period, we had a total workforce of 1,459 employees, down 9.2% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Overall, we generated net income of $2.2 million or 16 cents per share in the second quarter of fiscal 2008, compared to net income of $2.8 million or 21 cents per share (20 cents diluted) for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $11.0 million of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the six month period ended May 31, 2008, we repurchased 443,367 shares at an aggregate cost of $4.1 million. Since the inception if the stock buyback program, we have repurchased 1,119,367 shares at an aggregate cost of $7.7 million. The repurchased shares are held as treasury stock.

Primarily driven by reductions in our overall profitability, our operating cash flow decreased during the current period. Net cash provided by operating activities was $3.1 million in the first six months of fiscal 2008, compared to $4.4 million for the first half of 2007. Net working capital requirements increased slightly during the current period, principally reflecting the timing and amount of incentive-based compensation payments and estimated U.S. corporate income tax payments. In the first half of fiscal 2008, we borrowed $5.0 million under our domestic line of credit to substantially fund our stock buyback program, and expended $1.6 million for capital equipment additions.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended May 31, 2008 and 2007:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.2	72.8	76.6	74.5
Gross margin	24.8	27.2	23.4	25.5
Selling, general and administrative expense	14.3	13.8	13.9	13.7
Income from operations	10.5	13.4	9.5	11.8
Other income (expense)
Interest expense	(0.3)	(0.5)	(0.2)	(0.5)
Other income and expense, net	-	0.1	0.4	0.3
Income before provision for income taxes	10.2	13.0	9.7	11.6
Provision for income taxes	3.5	4.8	3.5	4.3
Net income	6.7%	8.2%	6.2%	7.3%

The following table sets forth the Company's net sales by reportable operating segments for the periods ended May 31, 2008 and 2007 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Signal and Power Integrity Components	$ 13,665	$ 14,790	$ 26,815	$ 30,054
Microwave Components and Systems	10,355	11,727	20,747	22,813
Power Management Systems	2,942	1,875	5,390	3,433
Sensors and Controls	5,612	5,166	10,776	10,145
	$ 32,574	$ 33,558	$ 63,728	$ 66,445

Second Quarter 2008 Versus Second Quarter 2007

Net Sales

Our consolidated net sales were $32.6 million in the second quarter of fiscal 2008, a decrease of $984,000 or 2.9% from the comparable period last year. Early in fiscal 2008, customer orders for certain military/defense programs were delayed and demand throughout portions of our telecom equipment markets was soft. These market conditions contributed to lower shipment volumes during the current quarter for our signal and power components, as well as our microwave products. Overall market conditions, however, have recently improved with aggregate customer orders of $42.4 million received in the second quarter of fiscal 2008, an increase of $10.8 million or 34.2% from the first quarter of fiscal 2008 and $7.0 million or 19.8% from the same period a year ago.

Sales of our signal and power integrity components were $13.7 million in the current quarter, down $1.1 million or 7.6% from the second quarter last year. Sales of our microwave components and systems amounted to $10.4 million in the second quarter of fiscal 2008, down $1.4 million or 11.7% from the same period a year ago. In the current quarter, customer orders received for signal and power integrity components totaled $19.6 million and customer orders received for microwave components and systems were $13.5 million.

Sales of our power management systems increased by $1.1 million or 56.9%, with sales of $2.9 million in the current quarter and $1.9 million in the comparable period last year. Demand for these advanced systems was particularly strong in applications for servers, data storage, optical networking equipment, voice-over-internet protocol ("VoIP") equipment, and switching gear. Sales of our sensors and controls amounted to $5.6 million in the second quarter of fiscal 2008, up $446,000 or 8.6% from the same period a year ago. Demand for our custom position sensors (which are used in various medical equipment, commercial weather instruments, and military aircraft and vehicles) continues to increase. Customer orders received in the second quarter of fiscal 2008 for our power management systems, and our sensors and controls, amounted to $2.4 million and $6.9 million, respectively.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the second quarter of fiscal 2008, gross margin was $8.1 million or 24.8% of sales, compared to $9.1 million or 27.2% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects additional manufacturing overhead costs, as well as certain operating inefficiencies from lower than expected production volumes.

As a percentage of sales, aggregate material and labor costs declined slightly during the current period. Material and labor costs were $11.9 million or 36.5% of sales in the second quarter of fiscal 2008, compared to $12.4 million or 37.0% of sales for the second quarter of fiscal 2007. This decreased percentage principally reflects reduced ceramic component costs, with our ceramic manufacturing facility in State College, Pennsylvania, achieving full production. Aggregate manufacturing overhead was $12.6 million or 38.7% of sales in the current quarter, versus $12.0 million or 35.8% of sales for the same period a year ago. This increase in manufacturing overhead primarily reflects higher personnel costs, additional depreciation expense, and poorer absorption of manufacturing overhead with lower production levels.

At May 31, 2008, we had a total workforce of 1,459 employees, down 9.2% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

Selling, general and administrative expense remained relatively stable throughout the period. During the current quarter, selling expense amounted to $2.7 million or 8.1% of sales, compared to $2.6 million or 7.8% of sales for the same period last year. The slight increase in selling expense primarily reflects additional travel and advertising costs. Aggregate general and administrative expense was $2.0 million in the second quarter of fiscal 2008 and 2007. During the current period, increases in legal and professional fees were substantially offset by lower incentive-based compensation and reductions in certain discretionary expenditures.

Interest Expense

During the current quarter our interest expense decreased by $62,000, principally reflecting lower average short-term interest rates and reduced borrowings under our domestic line of credit. In the second quarter of fiscal 2008, interest expense from short-term borrowings amounted to $45,000, with weighted average borrowings of $4.6 million and a weighted average interest rate of 3.82%. In the second quarter of fiscal 2007, interest expense from short-term borrowings was $127,000, with weighted average borrowings of $7.6 million and a weighted average interest rate of 6.56%.

Six Months 2008 Versus Six Months 2007

Net Sales

For the first half of fiscal 2008, our net sales decreased by $2.7 million or 4.1%, with consolidated sales of $63.7 million in 2008 and $66.4 million in 2007. Shipments for our signal and power integrity components, and our microwave components and systems, were negatively impacted by customer order trends early in the current fiscal year.

Sales of our signal and power integrity components were $26.8 million in the first half of fiscal 2008, down $3.2 million or 10.8% from the first half of last year. With the recent release of various military/defense orders, customer orders received for this business segment totaled $32.3 million for the first six months of fiscal 2008, up $2.5 million or 8.5% from the same period last year. Sales of our microwave components and systems were $20.7 million in the first six months of fiscal 2008, down $2.1 million or 9.1% from the comparable period a year ago. Customer orders received in the first half of 2008 for our microwave products amounted to $21.6 million, down $2.8 million or 11.5% from fiscal 2007. Sales and customer order rates for our other two business segments increased during the current year. For our power management systems, sales for the first six months of fiscal 2008 were $ 5.4 million and customer orders received amounted to $6.2 million, up 57.0% and 62.6% from a year ago, respectively. Our power management systems are predominantly used in various communications equipment applications and, to a lesser extent, certain military programs. For our sensors and controls, sales in the first six months of 2008 were $10.8 million and customer orders received amounted to $14.0 million, an increase from the comparable period of 6.2% and 21.7%, respectively. Although our sensors and controls are used in numerous industries, applications in the medical and wind instrumentation markets have been particularly strong in fiscal 2008.

Total consolidated customer orders received in the first half of fiscal 2008 amounted to $74.1 million, up $4.6 million or 6.6% from the comparable period of 2007. Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

For the first six months of fiscal 2008, gross margin was $14.9 million or 23.4% of sales, compared to $16.9 million or 25.5% of sales for the same period last year. In addition to the impact of reduced sales volume, the decrease in gross margin primarily reflects higher manufacturing overhead costs.

Total material costs amounted to $15.6 million or 24.4% of sales in the first half of fiscal 2008, versus $17.7 million or 26.6% for the same period last year. The decrease in material costs reflects the complete resumption of internal ceramic component manufacturing, with our State College ceramic facility achieving and maintaining full production since the end of the second quarter of fiscal 2007. Accordingly, we have eliminated the purchase and consumption of higher-priced third party ceramics. Direct labor costs were $8.2 million or 12.6% of sales in the first six months of fiscal 2008, compared to $8.1 million or 12.2% of sales for the first six months of fiscal 2007. The slight increase in direct labor costs was driven by changes in sales mix, as well as the full resumption of internal ceramic manufacturing. Manufacturing overhead costs amounted to $25.0 million or 39.3% of sales in the first half of fiscal 2008, versus $23.7 million or 35.7% in the comparable period of fiscal 2007. This $1.3 million increase reflects higher personnel costs, greater depreciation expense, and increases to certain inventory reserves because of lower than expected operating requirements.

Selling, General and Administrative Expense

As a percentage of sales, selling expenses remained constant at 8.2% of sales in the first six months of fiscal 2008 and 2007, with aggregate selling expenses of $ 5.3 million in 2008 and $5.4 million in 2007. General and administrative expense also remained relatively unchanged, with total general and administrative expense of $ 3.6 million in the first half of fiscal 2008 and $ 3.7 million in the comparable period of fiscal 2007.

Interest Expense

For the first half of fiscal 2008, interest expense was $139,000, down $187,000 from the same period a year ago. For the first six months of fiscal 2008, interest expense on borrowings under our domestic line of credit amounted to $52,000, with weighted average borrowings of $2.6 million and a weighted average interest rate of 3.91%. For the first half of fiscal 2007, interest expense on our line of credit borrowings was $265,000, with weighted average borrowings of $7.9 million and a weighted average interest rate of 6.65%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. We received license fee and royalty income of $217,000 in the first six months of fiscal 2008, and $116,000 in the comparable period last year, in connection with our PML technology. It is not known what remaining commercial value, if any, our PML patents and related licenses may have.

Investment income of $69,000 in 2008 and $61,000 in 2007 was realized from temporary cash investments.

Income Taxes

For the six month periods ended May 31, 2008 and 2007, our effective income tax rate was 35.7% and 37.0%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

Military and defense equipment, including military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. Through the first six months of fiscal year 2008, military/defense sales have represented approximately 47.0% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

During the first six months of fiscal year 2008, approximately 19.0% of our consolidated sales have been to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

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

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At May 31, 2008, $7.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At May 31, 2008, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.5 million (Euro 1.0 million). At May 31, 2008, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio remained relatively stable during the current period. At May 31, 2008, we had net working capital of $45.2 million, compared to $43.3 million at November 30, 2007. At May 31, 2008, current assets were 3.65 times current liabilities, compared to 3.87 at the end of fiscal 2007.

Our capital expenditures for property, plant and equipment amounted to $1.6 million in the first six months of fiscal 2008. Approximately $ 500,000 of these capital expenditures were made in our Sensors and Controls business segment to support manufacturing expansion and improvements for our position sensor product lines. The balance of our current year capital expenditures primarily consists of routine replacement of older fixed assets. At May 31, 2008, we had not entered into any material commitments for additional capital expenditures.

During the first quarter of fiscal 2008, we reactivated our stock buyback program. Under this program, which was previously approved by our Board of Directors, Management was authorized to buyback on the open market up to $2.4 million of the Company's Common Stock. During the first quarter of fiscal 2008, we fully expended this $2.4 million authorization and repurchased 244,684 shares of our Common Stock. During the second quarter of fiscal 2008, to continue this stock buyback program, the Board of Directors authorized an additional $5.0 million to be used for stock repurchases. Of this additional authorization, $1.7 million was expended in the second quarter of fiscal 2008 to acquire 198,683 shares of the Company's Common Stock. In accordance with the terms of our stock buyback program, acquired shares are purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases comes from available cash reserves or borrowings under our revolving line of credit facilities. The amount and timing of future share repurchases, if any, will be based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. From the inception of our stock buyback program through May 31, 2008, we have repurchased a total of 1,119,367 shares at an aggregate cost of $7.7 million, as part of our Board's aggregate authorization of $11.0 million. The repurchased shares are held as treasury stock.

As of May 31, 2008, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt	$ 1,051	$ 20	$ 487	$ 65	$ 70	$ 75	$ 334
Operating leases	2,802	606	1,193	922	81	-	-

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

Primarily driven by reductions in our overall profitability, our operating cash flow decreased during the current period. Net cash provided by operating activities was $3.1 million in the first six months of fiscal 2008, compared to $4.4 million for the first half of 2007. Net working capital requirements increased slightly during the current period, principally reflecting the timing and amount of incentive-based compensation payments and estimated U.S. corporate income tax payments. In addition to our operating cash flow, we generated $514,000 of cash during the first six months of fiscal 2008 from the exercise of employee stock options.

In the first half of fiscal 2008, we borrowed $5.0 million under our domestic line of credit to substantially fund our stock buyback program.

At May 31, 2008, the aggregate carrying value of goodwill was $35.7 million or 27.5% of our total assets and 34.7% of our total stockholders' equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For all of the periods presented herein, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2008, remediation expenditures of $1.5 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.4 million, which are anticipated to be incurred over the next eight years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At May 31, 2008, our allowance for doubtful accounts was $899,000 or 3.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the communications equipment industry will improve throughout the remainder of fiscal 2008. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2008, we had recorded inventory reserves in the aggregate amount of $2.1 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company's 2008 fiscal year). In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSB 157-2"). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (the Company's 2009 fiscal year). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

  Level 1 - Quoted prices in active markets for identical assets or liabilities.
  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We have adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition, results of operations, or cash flows.

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At May 31, 2008, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At May 31, 2008, no interest rate swap agreements were outstanding.

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

(b)  Change in Internal Controls

There were no changes in the Company's internal controls over financial reporting during the quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Top of Report

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 7, 2008 at the Bel-Aire Clarion Hotel and Conference Center, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 A.M. All proposals as described in the Company's Proxy Statement dated March 7, 2008 were approved. Below are details in the matters voted upon at the meeting.

Proposal 1 - Election of Directors

Elections were held for three directors (each to hold office for a term of three years). The results of the votes are as follows:

Name	Votes For	Votes Withheld
Bernard C. Bailey	12,000,297	145,610
George J. Behringer	11,998,797	147,110
John P. Freeman	11,523,392	622,515

Proposal 2 - Appointment of Independent Registered Public Accounting Firm

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending November 30, 2008; subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
11,693,363	440,569	11,976

Top of Report

Item 6. Exhibits and Reports
(a)	Exhibits
Articles of Incorporation of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.1 to Form S-1 registration, and incorporated herein by reference.
By-laws of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.2 to Form S-1 registration, and incorporated herein by reference.
Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1).
Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)

Top of Report

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc. (Registrant)

Date: July 2, 2008	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

Exhibit 31.1

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
	c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
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
Date: July 2, 2008

/s/Richard A. Southworth RICHARD A. SOUTHWORTH President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
	c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and
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
Date: July 2, 2008

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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  This Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended May 31, 2008, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 2nd day of July 2008.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report