Form 10-Q
period 2008-08-31
SPECTRUM CONTROL INC
filed 2008-09-26
CIK 92769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2008	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter

Pennsylvania	25-1196447

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415

(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2008
Common, no par value	12,816,377

Item 1.  Financial Statements

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
( Dollar Amounts in Thousands )	August 31,	November 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$ 6,449	$ 5,183
Accounts receivable, less allowances of $891
in 2008 and $971 in 2007	23,336	25,461
Inventories	27,410	25,458
Deferred income taxes	1,332	1,332
Prepaid expenses and other current assets	2,336	911
Total current assets	60,863	58,345

Property, plant and equipment, net	25,947	26,177

Other assets
Goodwill	35,669	35,669
Other noncurrent assets	5,842	6,728
Total other assets	41,511	42,397

Total assets	$ 128,321	$ 126,919

Liabilities and Stockholders' Equity
Current liabilities
Short-term debt	$ 5,000	$ 2,000
Accounts payable	6,275	6,764
Income taxes payable	37	1,391
Accrued liabilities	4,533	4,813
Current portion of long-term debt	100	100
Total current liabilities	15,945	15,068

Long-term debt	942	1,031
Other liabilities	968	1,370
Deferred income taxes	7,911	7,582

Stockholders' equity
Common stock, no par value, authorized
25,000,000 shares, issued 14,248,772 shares
in 2008 and 14,128,914 in 2007	47,658	46,950
Retained earnings	64,072	57,753
Treasury stock, 1,432,395 shares in 2008
and 676,000 shares in 2007, at cost	(10,128)	(3,628)
Accumulated other comprehensive income	953	793
Total stockholders' equity	102,555	101,868

Total liabilities and stockholders' equity	$ 128,321	$ 126,919

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007

Net sales	$33,124	$35,418	$96,852	$101,863

Cost of products sold	24,532	25,320	73,329	74,830

Gross margin	8,592	10,098	23,523	27,033

Selling, general and
administrative expense	4,933	5,131	13,815	14,207

Income from operations	3,659	4,967	9,708	12,826

Other income ( expense ) :
Interest expense	(105)	(127)	(244)	(453)
Other income and expense, net	16	48	272	244
	(89)	(79)	28	(209)

Income before provision
for income taxes	3,570	4,888	9,736	12,617

Provision for income taxes	1,216	1,807	3,417	4,667

Net income	$ 2,354	$ 3,081	$ 6,319	$ 7,950

Earnings per common share :
Basic	$ 0.18	$ 0.23	$ 0.48	$ 0.60
Diluted	$ 0.18	$ 0.22	$ 0.47	$ 0.58

Average number of common shares
outstanding :
Basic	12,980	13,411	13,192	13,336
Diluted	13,058	13,908	13,352	13,766

Dividends per common share	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
( Dollar Amounts in Thousands )	For the Nine Months Ended
	August 31,
	2008	2007
Cash Flows From Operating Activities :
Net income	$ 6,319	$ 7,950
Adjustments to reconcile net income to
net cash provided by operating activities :
Depreciation	3,480	2,810
Amortization	541	686
Deferred income taxes	329	1,328
Equity-based compensation	194	22
Non-cash insurance recoveries	(402)	(571)
Changes in assets and liabilities, excluding
effects of business acquisitions :
Accounts receivable	2,119	(2,329)
Inventories	(1,829)	(2,216)
Prepaid expenses and other assets	(1,073)	665
Accounts payable and accrued expenses	(2,152)	1,064
Net cash provided by operating activities	7,526	9,409

Cash Flows From Investing Activities :
Insurance proceeds related to property, plant and equipment	-	1,748
Purchase of property, plant and equipment	(3,244)	(2,968)
Payment for acquired businesses, net of cash received	-	(2,365)
Net cash used in investing activities	(3,244)	(3,585)

Cash Flows From Financing Activities :
Net proceeds (repayment) of short-term borrowings	3,000	(6,000)
Repayment of long-term debt	(89)	(284)
Net proceeds from issuance of common stock	514	1,055
Purchase of common stock	(6,500)	-
Net cash used in financing activities	(3,075)	(5,229)

Effect of exchange rate changes on cash	59	44

Net increase in cash and cash equivalents	1,266	639

Cash and cash equivalents, beginning of period	5,183	3,501

Cash and cash equivalents, end of period	$ 6,449	$ 4,140

The accompanying notes are an integral part of the financial statements.

Top of Report

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 31, 2008

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

The income tax rates utilized for interim financial statement purposes for the periods ended August 31, 2008 and 2007 are based on estimates of income and other pertinent tax matters for the entire year.

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

Note 2 - Nature of Operations

The Company designs and manufactures control products and systems for the electronics industry, and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of signal, power, microwave, and sensor products which are used to condition, regulate, transmit, receive, or govern electronic performance. Although its products are used in many industries worldwide, the Company's largest individual markets are military/defense and communications equipment.

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

Note 4 - Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At August 31, 2008, options to purchase 1,205,983 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the nine month period ended August 31, 2008 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weigthed Average	Aggregate

Outstanding - November 30, 2007	1,065,967	$ 5.05 - 8.68	$ 6.93	$ 7,390,000

Granted during the period	380,500	8.38 - 15.00	11.94	4,544,000
Exercised during the period	(151,733)	5.05 - 8.68	5.38	(816,000)
Cancellations and forfeitures	(191,000)	15.00	15.00	(2,865,000)
Outstanding - August 31, 2008	1,103,734	$ 6.31 - 9.30	$ 7.48	$ 8,253,000

Exercisable - August 31, 2008	504,932	$ 6.31 - 8.68	$ 7.69	$ 3,883,000

The following table summarizes significant ranges of outstanding and exercisable stock options at August 31, 2008:

Option Price Range	Number of Shares Under Option
Per Share	Outstanding	Exercisable
$ 6.31 - 7.00	461,000	139,666
7.01 - 8.00	242,234	154,266
8.01 - 9.00	305,000	211,000
9.01 - 9.30	95,500	-

At August 31, 2008, the aggregate intrinsic value of all outstanding stock options was $1,063,000, including an aggregate intrinsic value of $288,000 for all exercisable stock options. During the nine month period ended August 31, 2008, stock options were exercised for 151,733 shares, which had an aggregate intrinsic value of $568,000. At August 31, 2008, the weighted average remaining contractual life of outstanding options was approximately 2.3 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company's stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the nine month period ended August 31, 2008, options to purchase 380,500 shares of the Company's Common Stock were granted with the following weighted average assumptions:

Nine Months Ended August 31, 2008
Expected volatility	33.10%
Risk-free interest rate	2.75%
Expected dividend yield	0.00%
Expected option life in years	5.00
Fair value per share	$ 3.89

Options granted during the nine month period ended August 31, 2008, included options for 191,000 shares at an exercise price of $15.00 per share (the "original options"). These options were subsequently modified by cancelling all 191,000 of the original options and then concurrently replacing them with options for 95,500 shares at an exercise price of $9.30 per share (the "replacement options"). All other terms of the replacement options remained the same as the original options. The fair value of the replacement options was determined to be less than the fair value of the original options immediately before cancellation. Accordingly, in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment", no incremental compensation cost is being recognized for the modification of the original options.

No options were granted by the Company during the fiscal year ended November 30, 2007.

For the periods ended August 31, 2008 and 2007, equity-based compensation expense (related to stock options) was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Equity-based compensation expense	$ 70	$ 7	$ 194	$ 22

The above amounts have been included in general and administrative expense in the accompanying consolidated statements of income.

At August 31, 2008, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2008	$ 70
2009	292
2010	292
2011	292
2012	28
$ 974

Note 5 - Inventories Inventories by major classification are as follows (in thousands):
	August 31,	November 30,
	2008	2007

Finished goods	$ 3,279	$ 3,084
Work-in-process	9,840	7,741
Raw materials	14,291	14,633
	$27,410	$25,458

Inventories are presented net of aggregate inventory reserves of $2,550,000 at August 31, 2008 and $1,228,000 at November 30, 2007.

Note 6 - Property, Plant and Equipment Property, plant and equipment by major classification are as follows (in thousands):
	August 31,	November 30,
	2008	2007

Land and improvements	$ 2,256	$ 2,252
Buildings and improvements	15,942	15,765
Machinery and equipment	40,199	37,109
	58,397	55,126
Less accumulated depreciation	32,450	28,949
	$25,947	$26,177

Note 7 - Goodwill Changes in the carrying amount of goodwill for the periods ended August 31, 2008 and 2007, in total and for each reportable segment, are summarized as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls	Total

Nine Months Ended August 31, 2008

Goodwill, beginning of period	$ 14,243	$ 13,720	$ 7,706	$ 35,669

Goodwill acquired	-	-	-	-

Goodwill, end of period	$ 14,243	$ 13,720	$ 7,706	$ 35,669

Nine Months Ended August 31, 2007

Goodwill, beginning of period	$ 14,243	$ 12,559	$ 7,706	$ 34,508

Goodwill acquired	-	1,161	-	1,161

Goodwill, end of period	$ 14,243	$ 13,720	$ 7,706	$ 35,669

On January 26, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. ("EMF") at an aggregate cash purchase price of $2,365,000. Based upon the Company's final allocation of its purchase price for EMF, goodwill of $1,161,000 was recorded in the nine month period ended August 31, 2007.

Note 8 - Other Noncurrent Assets Other noncurrent assets by major classification are as follows (in thousands):

	August 31,	November 30,
	2008	2007
Amortizable assets:
Customer-related intangibles	$ 5,798	$ 5,798
Patents and patent rights	310	280
Debt issuance costs	38	205
	6,146	6,283
Less accumulated amortization	3,025	2,651
	3,121	3,632
Other assets:
Prepaid environmental liability insurance (see Note 11)	2,506	2,994
Deferred charges	215	102
	2,721	3,096

Other noncurrent assets	$ 5,842	$ 6,728

For the periods ended August 31, 2008 and 2007, amortization of intangible assets was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Amortization expense	$ 180	$ 246	$ 541	$ 686

For each of the five fiscal years ending November 30, 2012, amortization expense is expected to be $699,000, $570,000, $479,000, $430,000, and $430,000, respectively.

Note 9 - Short-Term Debt

Short-term debt consists of the following (in thousands):

	August 31, 2008	November 30, 2007

Notes payable - domestic line of credit (1)	$ 5,000	$ 2,000

Notes payable - foreign line of credit (2)	-	-

	$ 5,000	$ 2,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the nine month period ended August 31, 2008, weighted average borrowings under the revolving line of credit amounted to $3,738,000, with an average interest rate of 3.76%, and maximum month-end borrowings of $7,000,000. During the nine month period ended August 31, 2007, weighted average borrowings under the revolving line of credit amounted to $6,978,000, with an average interest rate of 6.56%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2008, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.
(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,472,000 (Euro 1,000,000). During the periods ended August 31, 2008 and 2007, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Accrued Liabilities Accrued liabilities by major classification are as follows (in thousands):
	August 31, 2008	November 30, 2007

Accrued salaries and wages	$ 3,119	$ 3,771
Accrued environmental remediation costs (see Note 11)	356	356
Accrued interest	82	109
Accrued other expenses	976	577

	$ 4,533	$ 4,813

Note 11 - Other Liabilities Other liabilities consist of the following (in thousands):
	August 31, 2008	November 30, 2007

Accrued environmental remediation costs	$ 1,324	$ 1,726
Less current portion	356	356

	$ 968	$ 1,370

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2008, remediation expenditures of $1,564,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,324,000, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas.

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

Note 12 - Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $11,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the nine month period ended August 31, 2008, the Company repurchased 756,395 shares at an aggregate cost of $6,500,000. Since the inception of the stock buyback program, the Company has repurchased 1,432,395 shares at an aggregate cost of $10,128,000. The repurchased shares are held as treasury stock.

Note 13 - Derivatives and Hedging Activities

From time to time, the Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of these contracts are generally nine months or less.

At August 31, 2008 and 2007, the Company had no forward contracts outstanding.

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

The adoption of FIN 48 did not give rise to any cumulative effect adjustment to retained earnings or any reclassification of the Company's income tax assets and liabilities. For the quarter ended August 31, 2008, the Company's liability for unrecognized tax benefits increased by $30,000, primarily related to the uncertain tax positions taken in the current period. As of August 31, 2008 and December 1, 2007, the Company had $98,000 and $68,000, respectively, of unrecognized tax benefits which, if recognized, would affect the Company's effective tax rate.

The Company's practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal income tax returns filed for the tax years 2004 to present, and the tax year 2001 to present for most state income tax returns. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2004 to the present.

For the nine month periods ended August 31, 2008 and 2007, the Company's effective income tax rate was 35.1% and 37.0%, respectively, compared to an applicable federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from domestic production activities deductions, research tax credits, state tax provisions and foreign income tax rates.

Note 15 - Earnings Per Common Share The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:
	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Numerator for basic and
diluted earnings per
common share (in thousands):

Net income	$ 2,354	$ 3,081	$ 6,319	$ 7,950

Denominator for basic
earnings per common
share (in thousands):

Weighted average
shares outstanding	12,980	13,411	13,192	13,336

Denominator for diluted
earnings per common
share (in thousands):

Weighted average
shares outstanding	12,980	13,411	13,192	13,336

Effect of dilutive stock options	78	497	160	430
	13,058	13,908	13,352	13,766
Earnings per common share:

Basic	$ 0.18	$ 0.23	$ 0.48	$ 0.60
Diluted	$ 0.18	$ 0.22	$ 0.47	$ 0.58

Options to purchase 404,500 shares of Common Stock, at a weighted average exercise price of $8.75 per share, were outstanding at August 31, 2008, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Note 16 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net income	$ 2,354	$ 3,081	$ 6,319	$ 7,950

Foreign currency translation
adjustments	(176)	43	160	119

Comprehensive income	$ 2,178	$ 3,124	$ 6,479	$ 8,069

The components of accumulated other comprehensive income are as follows (in thousands):
	August 31,	November 30,
	2008	2007

Foreign currency translation adjustments	$ 953	$ 793

Note 17 - Supplemental Cash Flow Information Supplemental cash flow information consists of the following (in thousands):
	Nine Months Ended August 31,
	2008	2007

Cash paid during the period for:
Interest	$ 271	$ 544
Income taxes	4,157	1,700

Liabilities assumed in connection with:
Business acquisitions	-	104

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended August 31, 2008 and 2007, is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended August 31:
2008

Revenue from unaffiliated customers	13,225	11,483	2,341	6,075
Segment income	2,675	1,166	425	1,165

Three Months Ended August 31:
2007

Revenue from unaffiliated customers	15,538	12,641	1,836	5,403
Segment income	3,054	2,758	287	739

Nine Months Ended August 31:
2008

Revenue from unaffiliated customers	40,040	32,230	7,731	16,851
Segment income	7,021	3,432	1,415	2,621

Nine Months Ended August 31:
2007

Revenue from unaffiliated customers	45,592	35,454	5,269	15,548
Segment income	7,927	6,686	824	2,189

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Total income for reportable
segments	$ 5,431	$ 6,838	$ 14,489	$ 17,626

Unallocated amounts:

General and
administrative expense	(1,772)	(1,871)	(4,781)	(4,800)

Interest expense	(105)	(127)	(244)	(453)

Other income and (expense), net	16	48	272	244

Consolidated income before
provision for income taxes	$ 3,570	$ 4,888	$ 9,736	$ 12,617

Note 19 - Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

Note 20 - Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles generally accepted in the United States. SFAS No. 162 will become effective 60 days after the SEC's approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial condition, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. Entities will be required to provide additional disclosures about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under existing accounting pronouncements, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard on its financial statement disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2010 fiscal year). Once adopted, the Company believes SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

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

Executive Summary

During the third quarter of fiscal 2008, our sales were $33.1 million, a decrease of $2.3 million or 6.5% from the comparable period last year. This decrease primarily reflects the following: (1) reductions in shipments for certain major military/defense programs dealing with RCIED (Radio Controlled Improvised Explosive Devices) Jammer Systems, and (2) soft market conditions in certain sectors of the telecom equipment industry. In the current quarter, total microwave product shipments for RCIED programs were $450,000, compared to $1.8 million for the third quarter of fiscal 2007. These RCIED programs remain active, however, with orders and shipments for system upgrades expected to continue throughout the remainder of fiscal 2008 and into fiscal 2009. Sales for our power management systems, as well as our sensors and controls, continued to grow, with aggregate shipments of $8.4 million in the third quarter of fiscal 2008, up $1.2 million or 16.3% from the same period last year.

In the current quarter, our gross margin was $8.6 million or 25.9% of sales, compared to $10.1 million or 28.5% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects additional manufacturing overhead expense, including higher personnel costs and depreciation expense, as well as poorer absorption of manufacturing overhead with lower than expected production volumes. At the end of the current period, we had a total workforce of 1,462 employees, down 9.0% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Overall, we generated net income of $2.4 million or 18 cents per share in the third quarter of fiscal 2008, compared to net income of $3.1 million or 23 cents per share (22 cents diluted) for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $11.0 million of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the nine month period ended August 31, 2008, we repurchased 756,395 shares at an aggregate cost of $6.5 million. Since the inception of the stock buyback program, we have repurchased 1,432,395 shares at an aggregate cost of $10.1 million. The repurchased shares are held as treasury stock.

Primarily driven by reductions in our overall profitability, our operating cash flow decreased during the current period. Net cash provided by operating activities was $7.5 million in the first nine months of fiscal 2008, compared to $9.4 million for the first nine months of 2007. Net working capital requirements increased slightly during the current period, principally reflecting the timing and amount of incentive-based compensation payments and estimated U.S. corporate income tax payments. In the first three quarters of fiscal 2008, we borrowed $3.0 million under our domestic line of credit to partially fund our stock buyback program, and expended $3.2 million for capital equipment additions.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended August 31, 2008 and 2007:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	74.1	71.5	75.7	73.5
Gross margin	25.9	28.5	24.3	26.5
Selling, general and
administrative expense	14.9	14.5	14.3	13.9
Income from operations	11.0	14.0	10.0	12.6
Other income (expense)
Interest expense	(0.3)	(0.3)	(0.3)	(0.4)
Other income and expense, net	-	0.1	0.3	0.2
Income before provision
for income taxes	10.7	13.8	10.0	12.4
Provision for income taxes	3.6	5.1	3.5	4.6
Net income	7.1%	8.7%	6.5%	7.8%

The following table sets forth the Company's net sales by reportable operating segments for the periods ended August 31, 2008 and 2007 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007

Signal and Power Integrity Components	$ 13,225	$ 15,538	$ 40,040	$ 45,592
Microwave Components and Systems	11,483	12,641	32,230	35,454
Power Management Systems	2,341	1,836	7,731	5,269
Sensors and Controls	6,075	5,403	16,851	15,548
	$ 33,124	$ 35,418	$ 96,852	$ 101,863

Third Quarter 2008 Versus Third Quarter 2007

Net Sales

Our consolidated net sales were $33.1 million in the third quarter of fiscal 2008, a decrease of $2.3 million or 6.5% from the comparable period last year.

Sales of our signal and power integrity components were $13.2 million in the current quarter, down $2.3 million or 14.9% from the third quarter last year. This decrease primarily reflects soft market conditions throughout certain of our telecom equipment markets. Customer orders received for our signal and power integrity components totaled $12.0 million in the current quarter, compared to $14.3 million for the same period of fiscal 2007.

Sales of our microwave components and systems amounted to $11.5 million in the third quarter of fiscal 2008, down $1.2 million or 9.2% from the comparable period a year ago. All of this decrease is attributable to reduced shipments in support of RCIED Jammer System programs. Microwave product shipments under these programs were $450,000 in the current quarter, compared to $1.8 million for the same period of fiscal 2007. These RCIED programs remain active, with orders and shipments for system upgrades expected to continue throughout fiscal 2008 and 2009. However, shipments under these programs for the fourth quarter of fiscal 2008 are expected to be significantly less than the $2.8 million realized in the fourth quarter of fiscal 2007. Total customer orders for our microwave components and systems were $11.9 million in the third quarter of fiscal 2008, versus $16.0 million in the third quarter of fiscal 2007.

Sales of our power management systems increased by $505,000 or 27.5%, with sales of $2.3 million in the current quarter and $1.8 million in the comparable period last year. Shipments for these advanced systems were particularly strong in applications for data storage, networking systems, and various military equipment. Sales of our sensors and controls amounted to $6.1 million in the third quarter of fiscal 2008, up $672,000 or 12.4% from the same period a year ago. Demand for our custom position sensors (which are used in various medical equipment, commercial weather instruments, and military aircraft and vehicles) continues to increase. Customer orders received in the third quarter of fiscal 2008 for our power management systems, and our sensors and controls, amounted to $1.6 million and $5.6 million, respectively.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the third quarter of fiscal 2008, gross margin was $8.6 million or 25.9% of sales, compared to $10.1 million or 28.5% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects additional manufacturing overhead costs, as well as certain operating inefficiencies from lower than expected production volumes.

As a percentage of sales, aggregate material and labor costs declined during the current period. Material and labor costs were $11.7 million or 35.5% of sales in the third quarter of fiscal 2008, compared to $13.2 million or 37.2% of sales for the third quarter of fiscal 2007. This decreased percentage principally reflects reduced ceramic component costs, with our ceramic manufacturing facility in State College, Pennsylvania, achieving improved product yields. Aggregate manufacturing overhead was $12.8 million or 38.6% of sales in the current quarter, versus $12.1 million or 34.2% of sales for the same period a year ago. This increase in manufacturing overhead primarily reflects higher personnel costs, additional depreciation expense, and poorer absorption of manufacturing overhead with lower production levels.

At August 31, 2008, we had a total workforce of 1,462 employees, down 9.0% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.8 million or 8.4% of sales, compared to $2.7 million or 7.6% of sales for the same period last year. The slight increase in selling expense primarily reflects additional travel and advertising costs. Aggregate general and administrative expense was $2.2 million in the third quarter of fiscal 2008, versus $2.4 million in the comparable period of fiscal 2007. The decrease in general and administrative expense reflects lower incentive-based compensation and reductions in certain discretionary expenditures.

Interest Expense

During the current quarter our interest expense decreased by $22,000, principally reflecting lower average short-term interest rates under our domestic line of credit. In the third quarter of fiscal 2008, interest expense from short-term borrowings amounted to $55,000, with weighted average borrowings of $6.0 million and a weighted average interest rate of 3.60%. In the third quarter of fiscal 2007, interest expense from short-term borrowings was $85,000, with weighted average borrowings of $5.2 million and a weighted average interest rate of 6.45%.

Nine Months 2008 Versus Nine Months 2007

Net Sales

For the first nine months of fiscal 2008, our net sales decreased by $5.0 million or 4.9%, with consolidated sales of $96.9 million in 2008 and $101.9 million in 2007. In addition to lower shipment levels for RCIED Jammer System programs, our 2008 sales have been negatively impacted by soft market conditions in certain sectors of the telecom equipment industry.

Sales of our signal and power integrity components were $40.0 million in the first nine months of fiscal 2008, down $5.6 million or 12.2% from the first nine months of last year. Approximately $1.8 million of this decrease relates to reduced shipments in support of RCIED Jammer Systems, with the remaining shortfall reflecting certain sluggish telecom equipment markets. Total customer orders received for this business segment totaled $44.3 million for the first nine months of fiscal 2008, compared to $44.1 million for the same period last year. Sales of our microwave components and systems were $32.2 million in the first nine months of fiscal 2008, down $3.2 million or 9.1% from the comparable period a year ago. Microwave assemblies shipped under RCIED Jammer System programs were $2.0 million in the first nine months of fiscal 2008, down $5.8 million from the same period last year. This decrease was partially offset by increased microwave product shipments under several other military/defense programs. Customer orders received in the first nine months of 2008 for our microwave products amounted to $33.5 million, down $6.9 million or 17.1% from fiscal 2007.

Sales and customer order rates for our other two business segments increased during the current year. For our power management systems, sales for the first nine months of fiscal 2008 were $7.7 million and customer orders received amounted to $7.8 million, up 46.7% and 35.4% from a year ago, respectively. Our power management systems are predominantly used in various communications equipment applications and, to a lesser extent, certain military programs. For our sensors and controls, sales in the first nine months of 2008 were $16.9 million and customer orders received amounted to $19.5 million, an increase from the comparable period of 8.4% and 20.7%, respectively. Although our sensors and controls are used in numerous industries, applications in the medical, wind instrumentation, and military markets have been particularly strong in fiscal 2008.

Total consolidated customer orders received in the first nine months of fiscal 2008 amounted to $105.1 million, down $1.4 million or 1.3% from the comparable period of 2007. Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

For the first nine months of fiscal 2008, gross margin was $23.5 million or 24.3% of sales, compared to $27.0 million or 26.5% of sales for the same period last year. In addition to the impact of reduced sales volume, the decrease in gross margin primarily reflects higher manufacturing overhead costs.

Total material costs amounted to $23.1 million or 23.9% of sales in the first nine months of fiscal 2008, versus $26.7 million or 26.2% for the same period last year. The decrease in material costs reflects the complete resumption of internal ceramic component manufacturing and related improved product yields, with our State College ceramic facility achieving and maintaining full production since the end of the second quarter of fiscal 2007. Accordingly, we have eliminated the purchase and consumption of higher-priced third party ceramics. Direct labor costs were $12.4 million or 12.8% of sales in the first nine months of fiscal 2008, compared to $12.3 million or 12.0% of sales for the first nine months of fiscal 2007. The slight increase in direct labor costs was driven by changes in sales mix, as well as the full resumption of internal ceramic manufacturing. Manufacturing overhead costs amounted to $37.8 million or 39.1% of sales in the first nine months of fiscal 2008, versus $35.8 million or 35.2% in the comparable period of fiscal 2007. This $2.0 million increase reflects higher personnel costs, greater depreciation expense, and increases to certain inventory reserves because of lower than expected operating requirements.

Selling, General and Administrative Expense

Selling expenses remained relatively stable, with aggregate selling expenses of $8.0 million or 8.3% of sales in the first nine months of fiscal 2008 versus $8.1 million or 8.0% of sales for the same period of 2007. General and administrative expenses totaled $5.8 million in the first nine months of fiscal 2008, down $287,000 from the comparable period of fiscal 2007. This decrease primarily reflects reductions in incentive-based compensation.

Interest Expense

For the first nine months of fiscal 2008, interest expense was $244,000, down $209,000 from the same period a year ago. For the first three quarters of fiscal 2008, interest expense on borrowings under our domestic line of credit amounted to $107,000, with weighted average borrowings of $3.7 million and a weighted average interest rate of 3.76%. For the first three quarters of fiscal 2007, interest expense on our line of credit borrowings was $348,000, with weighted average borrowings of $7.0 million and a weighted average interest rate of 6.56%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. We received license fee and royalty income of $217,000 in the first nine months of fiscal 2008, and $116,000 in the comparable period last year, in connection with our PML technology. It is not known what remaining commercial value, if any, our PML patents and related licenses may have.

Investment income of $89,000 in 2008 and $96,000 in 2007 was realized from temporary cash investments.

Income Taxes

For the nine months ended August 31, 2008 and 2007, our effective income tax rate was 35.1% and 37.0%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rate and statutory tax rate primarily arise from domestic production activities deductions, research tax credits, state tax provisions and foreign income tax rates.

Risk Factors That May Affect Future Results

Military and defense equipment, including military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, power products, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. Through the first nine months of fiscal year 2008, military/defense sales have represented approximately 47.0% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

During the first nine months of fiscal year 2008, approximately 19.0% of our consolidated sales have been to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

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

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At August 31, 2008, $5.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At August 31, 2008, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.5 million (Euro 1.0 million). At August 31, 2008, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio remained relatively stable during the current period. At August 31, 2008, we had net working capital of $44.9 million, compared to $43.3 million at November 30, 2007. At August 31, 2008, current assets were 3.82 times current liabilities, compared to 3.87 at the end of fiscal 2007.

Our capital expenditures for property, plant and equipment amounted to $3.2 million in the first nine months of fiscal 2008. Approximately $595,000 of these capital expenditures were made in our Sensors and Controls business segment to support manufacturing expansion and improvements for our position sensor product lines, and $509,000 was expended to expand and enhance our ceramic manufacturing capabilities at our State College, PA facility. The balance of our current year capital expenditures primarily consists of routine replacement of older fixed assets. At August 31, 2008, we had not entered into any material commitments for additional capital expenditures.

Early in fiscal 2008, we reactivated our stock buyback program. Under this program, which was previously approved by our Board of Directors, management was authorized to buyback on the open market up to $2.4 million of the Company's Common Stock. During the first quarter of fiscal 2008, we fully expended this $2.4 million authorization and repurchased 244,684 shares of our Common Stock. During the second quarter of fiscal 2008, to continue this stock buyback program, the Board of Directors authorized an additional $5.0 million to be used for stock repurchases. Of this additional authorization, $4.1 million has been expended through August 31, 2008, to acquire 511,711 shares of the Company's Common Stock. In accordance with the terms of our stock buyback program, acquired shares are purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases comes from available cash reserves or borrowings under our revolving line of credit facilities. The amount and timing of future share repurchases, if any, will be based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. From the inception of our stock buyback program through August 31, 2008, we have repurchased a total of 1,432,395 shares at an aggregate cost of $10.1 million, as part of our Board's aggregate authorization of $11.0 million. The repurchased shares are held as treasury stock.

As of August 31, 2008, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt	$ 1,042	$ 11	$ 487	$ 65	$ 70	$ 75	$ 334
Operating leases	2,499	303	1,193	922	81	-	-

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

Primarily driven by reductions in our overall profitability, our operating cash flow decreased during the current period. Net cash provided by operating activities was $7.5 million in the first nine months of fiscal 2008, compared to $9.4 million for the first nine months of 2007. Net working capital requirements increased during the current period, principally reflecting the timing and amount of incentive-based compensation payments and estimated U.S. corporate income tax payments. In addition to our operating cash flow, we generated $514,000 of cash during the first nine months of fiscal 2008 from the exercise of employee stock options.

In the first three quarters of fiscal 2008, we borrowed $3.0 million under our domestic line of credit to partially fund our stock buyback program.

At August 31, 2008, the aggregate carrying value of goodwill was $35.7 million or 27.8% of our total assets and 34.8% of our total stockholders' equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For all of the periods presented herein, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

Environmental Matters

In December, 2005, we acquired certain land and ceramic manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America ("Murata"), consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations, replacing the ceramic operations previously conducted in New Orleans, Louisiana.

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4.0 million; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8.2 million, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25.0 million. The total premium cost for the insurance policy, which has a ten-year term and an aggregate deductible of $650,000, was $4.8 million. The cost of the insurance associated with the environmental clean-up ($3.6 million) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1.2 million) is being charged to general and administrative expense on a pro rata basis over the ten-year policy term.

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2008, remediation expenditures of $1.6 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.3 million, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system, subject to the results of a laboratory treatability study; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At August 31, 2008, our allowance for doubtful accounts was $891,000 or 3.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that market conditions in the communications equipment industry will improve throughout the remainder of fiscal 2008. If this improvement does not occur, or if market conditions deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2008, we had recorded inventory reserves in the aggregate amount of $2.6 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles generally accepted in the United States. SFAS No. 162 will become effective 60 days after the SEC's approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. Entities will be required to provide additional disclosures about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under existing accounting pronouncements, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. We are currently in the process of assessing the expected impact of this standard on our financial statement disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it established principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2010 fiscal year). Once adopted, we believe SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

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

Top of Report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At August 31, 2008, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss. At August 31, 2008, no interest rate swap agreements were outstanding.

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
There were no changes in the Company's internal controls over financial reporting during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Spectrum Control, Inc. (Registrant)

Date: September 26, 2008	By: /s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Top of Report

Exhibit 31.1

CERTIFICATION

I, Richard A. Southworth, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 15(f) and 15d - 15(f)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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
Date: September 26, 2008
/s/Richard A. Southworth
RICHARD A. SOUTHWORTH President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, John P. Freeman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Spectrum Control, Inc. (the "registrant");
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 15(f) and 15d - 15(f)) for the registrant and we have:
	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
	c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	d.	h. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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
Date: September 26, 2008
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

Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i)

  This Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended August 31, 2008, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(ii) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 26th day of September 2008.

/s/RICHARD A. SOUTHWORTH	/s/JOHN P. FREEMAN

President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Top of Report