Form 10-K
period 2008-11-30
SPECTRUM CONTROL INC
filed 2009-02-12
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

At May 31, 2008, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $9.11 was $109,906,092. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 30, 2009, the registrant had outstanding 12,571,293 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 6, 2009 are incorporated by reference into Part III of this Form 10-K.

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

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, develop and manufacture custom electronic components and systems. The Company was founded as a solutions-oriented company, designing and manufacturing products to suppress or eliminate electromagnetic interference (“EMI”). Over the past decade, we have leveraged our core EMI filtering expertise to offer our customers a diverse line of custom components and systems. The Company’s current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including coaxial filters, filtered connectors, power filters, antennas, and various specialty ceramic components. Our Microwave Components and Systems Business designs and manufactures radio frequency and microwave filters, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

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

Spectrum Control Technology, Inc. (“Spec Tech”) is a wholly-owned subsidiary of the Parent company. Historically, Spec Tech operated a facility in New Orleans, Louisiana, with advanced manufacturing equipment used in the production of ceramic capacitors and other specialty ceramic components. As part of the New Orleans operation, Spec Tech manufactured substantially all of the ceramic discoidal and tubular capacitors used in the Company’s EMI filter products. In late August of 2005, the New Orleans’ facility was virtually destroyed by Hurricane Katrina. To address our ongoing ceramic component needs and re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. Among the other uses, the acquired facility has become the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans.

Other wholly-owned operating subsidiaries of the Parent company include: Spectrum Microwave, Inc.; Spectrum SEI Microwave, Inc.; Spectrum FSY Microwave, Inc.; Spectrum Sensors and Controls, Inc. (CA Corp); Spectrum Sensors and Controls, Inc. (PA Corp.); Spectrum Control, GmbH; Spectrum Control de Mexico; and Spectrum Control (Hong Kong) Limited.

Spectrum Microwave, Inc. (“Spec Microwave”), designs and manufactures various radio frequency (“RF”) and microwave products. These high-end components and integrated assemblies include amplifiers, frequency mixers, filters, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Currently, Spec Microwave operates facilities in Philadelphia, Pennsylvania; Palm Bay, Florida; Marlborough, Massachusetts; as well as a portion of our facility in State College, Pennsylvania.

Spectrum SEI Microwave, Inc. (“SEI”), located in Delmar, Delaware, designs and manufactures RF and microwave components and integrated assemblies. SEI’s products include complex systems such as microwave synthesizers, multiple channel filter banks and preselectors.

Spectrum FSY Microwave, Inc., located in Columbia, Maryland, is primarily a design center, with limited manufacturing of certain RF and microwave products and systems.

Spectrum Sensors and Controls, Inc. (CA Corp.), located in Grass Valley, California, designs and manufactures precision co-molded conductive position sensors and related assemblies.

Spectrum Sensors and Controls, Inc. (PA Corp.), located in St. Marys, Pennsylvania, designs and manufactures a broad line of custom temperature sensors including temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies.

Spectrum Control, GmbH, located in Schwabach, Germany, acts as a distributor for the Company’s signal and power products in the European market.

Spectrum Control de Mexico, located in Juarez, Mexico, commenced operations in June 2000 as the Company’s low-cost manufacturing center for North America. Currently, this subsidiary manufactures various products for each of our four business segments for use in numerous commercial applications.

Spectrum Control (Hong Kong) Limited (“Spec HK”), currently is a holding company for our China subsidiary.

Spectrum Control Electronics (Dongguan) Co. Ltd. (“Spec China”), a wholly-owned subsidiary of Spec HK, located in Qiao Tou Town, China, commenced operations in 2003 as the Company’s low-cost manufacturing center for Asia. Currently, Spec China manufactures certain signal and power integrity products, power management systems, and sensors and controls for various commercial customers.

RECENT DEVELOPMENTS

ACQUISITION

On September 26, 2008, we acquired substantially all of the assets and assumed certain liabilities of SatCon Electronics, Inc. (“SatCon”). SatCon, based in Marlborough, Massachusetts, designs and manufactures high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, and a full line of thin and thick film circuits. SatCon’s capabilities and technologies include high frequency millimeterwave products, which we believe are a natural complement and extension to our existing Microwave Components and Systems business segment. We also believe that our vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for SatCon products. The aggregate cash purchase price for SatCon was $5.6 million.

The aggregate cash purchase price was primarily funded by borrowings under our domestic line of credit. The results of operations of the acquired business have been included in our financial statements since the acquisition date. Accordingly, SatCon net sales of $2.3 million have been included in our consolidated net sales for the year ended November 30, 2008, with SatCon activities reported within our Microwave Components and Systems business for operating segment purposes.

STOCK BUYBACK PROGRAM

The Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the year ended November 30, 2008, the Company repurchased 1,001,479 shares at an aggregate cost of $8.2 million. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million. The repurchased shares are held as treasury stock.

MARKETS

Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which collectively represented approximately 66% of our fiscal 2008 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military vehicles, aircraft, missile defense systems, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations and towers, broadband switching equipment, global positioning systems, wi-fi, optical networks, and Internet servers. Other significant markets for our products include medical equipment, industrial instrumentation, and commercial aerospace. Automotive represents an emerging market for our products, with significant applications in DC motors, telematics, and electronic safety controls.

MILITARY/DEFENSE

Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. The Company provides low pass EMI filters, multisection assemblies, custom position sensors, and numerous microwave components and subsystems to major equipment manufacturers for installation into these systems. The Company’s customers, in turn, sell their equipment to major defense manufacturers or directly to governments.

Our engineers and technologists work closely with our military/defense customers to design new custom products. Major defense programs, for which our engineers and technologists are currently designing and developing products, include the following:

–	Light Airborne Multi Purpose Systems (“LAMPS”) Multi Mode Radar (“MMR ALQ-147”) for helicopters

–	Advanced Extremely High Frequency (“AEHF”) Navy Multi Band Terminals (“NMT”) for satellite communications

–	Command Post Platforms (“CPP” and “CPP-ML/CP”) to direct operations and control forces

–	Warfighter Information Network – Tactical Program (“WIN-T”) to increase communication bandwidth

–	Joint Counter Radio Controlled Improvised Explosive Device Electronic Warfare Program (“JCREW”)

–	AEGIS combat systems and programs

–	Bradley Armored Fighting Vehicles

–	Eurofighter and Joint Strike Fighter Aircraft

–	Electronic Surveillance Systems

Military/defense sales were approximately $62.7 million in 2008 and $65.5 million in 2007, or approximately 48% of our total sales. Demand for military/defense products may be impacted by numerous economic, technological and political factors. Accordingly, while the Company has developed and will continue to develop products for military/defense programs, there can be no assurance that sales to such customers will not decrease in the future.

COMMUNICATIONS EQUIPMENT

Several years ago, the communications equipment industry experienced a severe slowdown. Since then, market conditions in the industry have remained unpredictable and somewhat volatile. Beyond the current economic uncertainty in the communications equipment market, we believe the factors fostering long-term market growth remain in place. Prior to 2001, the communications industry experienced significant worldwide growth. This growth primarily resulted from increased business and consumer demand for wireless communication services and Internet access. Cost reductions and performance improvements in such wireless communication products as cellular, personal communication services, and satellite-based voice and data systems also contributed to this growth. As demand for wireless communication services continue to grow, and industry-wide excess inventory levels are consumed, service providers will need to make substantial investments in new equipment and infrastructure. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place. The factors responsible for the market’s long-term growth, coupled with regulatory changes in the United States and abroad as well as advances in wireless communication technology, have led to significant growth in existing wireless telecommunication systems and the emergence of new wireless applications.

The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including Global System for Mobile Communications (“GSM”), Enhanced Data Rates for GSM Evolution (“EDGE”), Local Multipoint Distribution System (“LMDS”), Multi-Channel Multipoint Distribution System (“MMDS”), Third Generation Wireless (“3G”), Bluetooth, and Voice over Internet (“VoIP”).

Worldwide demand for integrated voice, data and video communication services continues to increase. The volume of high-speed data traffic across global communications networks has grown dramatically as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet to buy and sell goods and services continues to grow. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections, which are often unavailable or inadequate over existing wire-based networks. For many users, wireless communications provide an advantageous access solution for high-speed Internet multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

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

Approximately 18% of the Company’s total revenue during fiscal year 2008 was derived from sales of its products to OEM customers in the communications equipment industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

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

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. We currently maintain a state-of-the-art ceramic production facility in State College, Pennsylvania, with advanced manufacturing equipment primarily designed for the production of specialty ceramic capacitors. These ceramic products are critical components of our signal integrity products. Our State College facility, along with our extensive ceramic expertise, enables us to maintain short lead times for our signal product prototyping and production orders. We also maintain metal fabrication capabilities with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power integrity, microwave, sensors, and power management systems product offerings. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

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

Leveraging Our Status as a Strategic Supplier to our OEM Customers. Our status as a strategic supplier to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over our competitors. We use our position as a strategic supplier to these OEM customers to accelerate the introduction of new, more complex custom electronic products and systems at higher profit margins. We seek to solidify our status as a strategic supplier to our OEM customers by continuing to provide:

-	High levels of service;

-	Extensive product lines;

-	Custom and collaborative product design and manufacturing capabilities;

-	Product delivery flexibility and reliability; and

-	High quality products

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

Expanding the Markets for Our Power Management Systems. We continue to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a diversified provider of higher margin power management systems. We have successfully introduced our SMART start and SMART start Jr. products. These multifunctional units direct and manage power to connected servers and networking equipment, while providing remote operational flexibility and control. More recently, we have expanded our product offerings to include a full line of off-the-shelf AC power strips. For several years, we have been a reliable and cost effective provider of custom AC power strip solutions for many large OEM customers. By creating a standard line of AC power strips, we are now providing these products to the general marketplace. Typical applications for our AC power strips include data centers, financial centers, communication base stations, portable deployable communication racks, transit cases, and network operating centers. Traditionally, our power management systems have primarily served the communication equipment market. Our current focus for these products has expanded into numerous military/defense applications including Command Post Platforms (“CPP”), Power Entry Panels (“PEP”), and Joint Light Tactical Vehicles (“JLTV”). We expect to continuously develop and introduce new power management system product offerings in the future.

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core businesses. In addition to our recent acquisition of SatCon, which expanded our microwave capabilities and technologies to include high frequency millimeterwave products, we have made several other acquisitions in the past few years. In 2007, we acquired EMF Systems, Inc. (“EMF”), a designer and manufacturer of custom oscillator-based products. In addition to a broad line of oscillator components, EMF’s products include synthesizers, phase-locked oscillators, and other integrated microwave assemblies. These products further expanded our microwave capabilities and product offerings with additional applications in military radar systems, secure communications, and commercial weather radar. In 2006, we acquired Advanced Thermal Products, Inc. (“ATP”), a designer and manufacture of custom temperature sensors. ATP’s products include temperature sensing probes and assemblies, positive and negative temperature coefficient thermistors, and resistance temperature detector sensors and related assemblies. These products are used in numerous applications within the heating and air conditioning industry, food service, energy management, and electronic controls market. In 2005, we acquired JDK Controls, Inc. (“JDK”). With the acquisition of JDK, we expanded our product offerings to include position sensor and control products, including various potentiometers. Potentiometers (electro-mechanical control devices, converting rotary or linear motion) and other custom position sensors represent an entirely new product area for us with expanded market opportunities. With ATP’s temperature sensing products added to JDK’s custom precision sensors, we have established Sensors and Controls as the fourth major business segment for our Company. Acquisitions remain a significant element of our overall growth strategy, as we continue to expand our technologies and product offerings within our four business segments.

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

Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-efficient manufacturing equipment and processes, and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost for many of our products by increasing materials efficiency, improving production yields, and utilizing in-house metal fabrication capabilities. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Qiao Tou Town, China (located in the Guangdong province of southern China). We believe our low-cost manufacturing centers in Mexico and China, along with our efforts to continuously reduce other operating costs, enable us to effectively compete in a global marketplace.

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

During the year ended November 30, 2008, approximately 40% of the Company’s total revenue was generated from the sale of signal and power integrity components.

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

During the year ended November 30, 2008, approximately 35% of the Company’s total revenue was generated from the sale of microwave components and systems.

POWER MANAGEMENT SYSTEMS

The Company’s advanced systems product offerings currently include AC and DC power distribution units, fuse and breaker interface panels, and remote power management systems. Our power management systems include a line of digital radio-frequency control equipment designed to monitor various functions and equipment and provide automatic management, as well as remote management, through wireless or external communication links. These remote management systems incorporate highly flexible software that enable our customers to control and monitor their systems from remote locations. The primary markets for these systems include optical equipment, data centers, wireless base stations, IT hubs, and various military applications such as secure communications, simulators and unmanned remote vehicles.

During the year ended November 30, 2008, approximately 8% of the Company’s total revenue was generated from the sale of power management systems.

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

During the year ended November 30, 2008, approximately 17% of the Company’s total revenue was generated from the sale of sensors and controls.

REPORTABLE OPERATING SEGMENTS

The Company designs, develops and manufactures custom electronic components and systems.

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

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2008, 2007, and 2006, reportable segment information is as follows (in thousands):

2008	Signal and Power Integrity Components	Microwave Components And Systems	Power Management Systems	Sensors And Controls	Total

Revenue from unaffiliated customers	$52,060	$45,942	$9,879	$22,813	$130,694
Depreciation and amortization expense	1,990	1,977	258	875	5,100
Segment income	9,343	5,492	1,705	3,771	20,311
Segment assets
Tangible assets	21,966	21,052	2,854	7,239	53,111
Goodwill	14,243	14,862	-	7,706	36,811
Capital expenditures	1,367	1,938	432	719	4,456

2007

Revenue from unaffiliated customers	60,713	47,748	7,586	20,492	136,539
Depreciation and amortization expense	1,924	2,041	205	523	4,693
Segment income	11,314	8,791	1,338	2,815	24,258
Segment assets
Tangible assets	22,030	16,100	2,903	5,946	46,979
Goodwill	14,243	13,720	-	7,706	35,669
Capital expenditures	1,999	1,524	372	1,892	5,787

2006

Revenue from unaffiliated customers	58,472	48,716	6,657	11,827	125,672
Depreciation and amortization expense	1,739	1,709	109	330	3,887
Segment income	3,754	9,511	2,012	1,407	16,684
Segment assets
Tangible assets	21,986	14,076	1,190	3,921	41,173
Goodwill	14,243	12,559	-	7,706	34,508
Capital expenditures	6,337	1,189	749	256	8,531

For the years ended November 30, 2008, 2007, and 2006, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2008	2007	2006

Total depreciation and amortization expense for reportable segments	$5,100	$4,693	$3,887
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	81	130	224

Consolidated depreciation and amortization expense	$5,181	$4,823	$4,111

Income before provision for income taxes	2008	2007	2006

Total income for reportable segments	$20,311	$24,258	$16,684
Unallocated amounts:
General and administrative expense	(6,967)	(6,394)	(7,370)
Interest expense	(369)	(561)	(545)
Other income, net of other expense	505	255	270

Consolidated income before provision for income taxes	$13,480	$17,558	$9,039

Assets	2008	2007	2006

Total assets for reportable segments	$89,922	$82,648	$75,681
Unallocated amounts:
Cash and cash equivalents	5,397	5,183	3,501
Accounts receivable	24,043	25,461	22,676
Other current assets	3,991	2,243	4,531
Other noncurrent assets	11,431	11,384	12,818

Total consolidated assets	$134,784	$126,919	$119,207

Capital expenditures	2008	2007	2006

Total capital expenditures for reportable segments	$4,456	$3,281	$8,531
Unallocated amounts:
Capital expenditures related to general and administrative activities	26	43	23

Total consolidated capital expenditures	$4,482	$3,324	$8,554

The Company has operations in the United States, Mexico, Germany and China. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2008, 2007, and 2006, is as follows (in thousands):

2008	United States	Mexico	Germany	China	All Other Countries	Total

Revenue from unaffiliated customers	$101,891	$1,122	$4,231	$3,652	$19,798	$130,694
Long-lived assets:
Property, plant and equipment	25,599	71	22	1,558	-	27,250

2007

Revenue from unaffiliated customers	107,740	735	5,726	5,398	16,940	136,539
Long-lived assets:
Property, plant and equipment	24,607	95	30	1,445	-	26,177

2006

Revenue from unaffiliated customers	99,403	1,376	5,327	3,710	15,856	125,672
Long-lived assets:
Property, plant and equipment	22,682	93	27	1,434	-	24,236

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

In 2008, the Company’s largest single customer (a prime supplier to the military/defense industry) represented 4% of total consolidated net sales. Sales to this major customer consisted of various signal, power and microwave components and systems.

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

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its custom products and systems. At its facility in State College, Pennsylvania, the Company designs and manufactures various ceramic components including tubular capacitors, discoidal capacitors, and resonators. Tubular and discoidal capacitors are primarily utilized in the manufacture of signal integrity products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico. Coaxial ceramic dielectric resonators are principally used in the manufacture of bandpass filters and duplexers at the Company’s facility in Juarez, Mexico.

The Company designs and manufactures its microwave products in several locations including: Philadelphia and State College, Pennsylvania; Delmar, Delaware; Palm Bay, Florida; Marlborough, Massachusetts; and Columbia, Maryland. Manufacturing at these facilities primarily relates to military products and certain low-volume commercial components. Many of the Company’s commercial microwave products are manufactured at our facility in Juarez, Mexico. The design and manufacture of most of our sensors and control products occur in Grass Valley, California (position sensors) and St. Marys, Pennsylvania (temperature sensors). Our power management systems are designed in State College, Pennsylvania. Manufacturing of these products for military and defense applications occur in State College, while most commercial applications for these systems are manufactured at our facility in Qiao Tou Town, China. The design of our power integrity components is currently performed at our facility in Fairview, Pennsylvania, with the manufacturing of these products conducted at our facilities in Juarez, Mexico; Wesson, Mississippi; Qiao Tou Town, China; and Fairview, Pennsylvania. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

The Company’s customers demand a high level of quality. As a result, the Company maintains an extensive quality control system designed to meet the requirements of sophisticated defense and commercial products. The Company has been approved by defense customers under the requirements of the U.S. military quality system, which approval is also often accepted by commercial customers. In addition, all of the Company’s facilities have achieved and maintain ISO 9001 certification, and most of the Company’s North American facilities have achieved and maintain the automotive industry quality standard of QS 9000.

In recent years, a majority of the Company’s capital investment has been expended to establish new production lines and improve manufacturing processes. There can be no assurance that the Company can continue to make such investments in a timely manner so as to take advantage of market demand.

SALES AND DISTRIBUTION

The Company sells its products through a combination of manufacturers’ representatives, internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company’s internal sales organization includes employees dedicated to certain microwave product sales, new business development, and distribution sales management. In fiscal 2008, approximately 15% of the Company’s consolidated sales was through distribution. Domestic distribution is done through various national and regional distributors. International distribution is primarily done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2008, the Company sold its products to approximately 1,600 accounts. Sales of products to the Company’s top ten customers represented 25% ($32.3 million) of total consolidated net sales in 2008. The top ten customers primarily consist of military/defense prime contractors and original equipment manufacturers of communications or medical equipment. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

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

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $69.9 million at November 30, 2008 and $48.1 million at November 30, 2007. As part of our acquisition of SatCon in September of 2008, we assumed their sales order backlog of $12.9 million. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2008 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2008, the Company had a total of 1,516 employees, including 65 in sales, marketing and customer support; 135 in engineering, product development and technical support; 1,278 in manufacturing; and 38 in finance, accounting and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

PROPRIETARY RIGHTS

The Company relies on trade secrets, know-how, and to a lesser extent patents, to establish and protect proprietary rights to technologies and products. Trade secrets and know-how are protected through confidentiality agreements and internal procedures. In connection with the manufacture and sale of its custom products and systems, the Company owns numerous United States and foreign patents and has certain patents pending. None of these patents and patent applications are critical to the Company’s business. The Company’s policy is to file patent applications to protect proprietary technology, inventions and improvements. There can be no assurance that patents will issue from any of the Company’s pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company’s technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

The Company currently holds three (3) United States patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what commercial value, if any, these patents and related licenses may have.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2008, remediation expenditures of $1.6 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.3 million, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan, $269,000 of the total remediation costs is expected to be incurred during the next twelve months.

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

The Company’s products are often incorporated into communications systems which are subject to various FCC regulations. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company’s operations by restricting development efforts by the Company’s customers, obsoleting current products or increasing the opportunity for additional competition. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have an adverse effect on the Company’s business, operating results and financial condition. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this government approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company’s customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by technological change and product obsolescence. The principal competitors of our Signal Integrity Components Business include Amphenol Corporation; Conec Corporation; ITT Canon, an ITT Industries Company; and Tusonix, Inc. (recently acquired by CTS Corporation). The primary competitors of our Power Integrity Components Business include Corcom, a Tyco Electronics company; Delta Group Electronics, Inc.; Schaffner Holder AG; and Captor Corporation. The major competitors of our Power Management Systems include Emerson Network Power; Peco II, Inc.; Dataprobe, Inc.; Western Telematic, Inc.; and Dantel, Inc. Major competitors for our Microwave Components and Systems Business include K&L Microwave, a Dover company; Lorch Microwave, a Smiths Group company; Teledyne Cougar; M/A Com, a Tyco Electronics Company; and Murata Manufacturing Company. Competition for our Sensors and Controls Business comes from many sources including Betatronix, LLC; BetaTHERM Corporation; Honeywell Sensing and Controls; Thermalogic Corporation; and Smith Systems, Inc. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies custom products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of custom products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2008 the Company employed 135 individuals in engineering, technical support, and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $3.7 million in 2008, $3.5 million in 2007, and $3.1 million in 2006.

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

A number of factors could cause the market price of our common stock to fluctuate significantly, including: our quarterly operating results or those of our competitors; the public’s reaction to our press releases, announcements, and our filings with the Securities and Exchange Commission; changes in earning estimates or recommendations by research analysts; changes in general economic conditions in the U.S. and worldwide; changes in industry-wide conditions, particularly within the military/defense, communications, and medical equipment markets; and developments affecting our competitors. In addition, the U.S. stock market has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Other risk factors applicable to the Company are discussed under the heading “Risk Factors That May Affect Future Results” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations as set forth herein.

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2008 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/08 ON RELATED MORTGAGE

8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	43,000	Owned	N/A

1900 West College Avenue State College, PA	Manufacturing	250,000	Owned	N/A

7100 Gateway Drive Columbia, MD	Design Center	7,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	55,000	Owned	$ 605,000

38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A

2144 Franklin Drive NE Palm Bay, FL	Manufacturing	51,000	Owned	N/A

2707 Black Lake Place Philadelphia, PA	Manufacturing	20,000	Owned	N/A

165 Cedar Hill Street Marlborough, MA	Manufacturing	26,000	Rented	N/A

424 Crown Point Circle Grass Valley, CA	Manufacturing	16,000	Rented	N/A

328 State Street St. Marys, PA	Manufacturing	22,000	Owned	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	50,000	Rented	N/A

2nd Industrial Area North Ling Tou Industrial Road Qiao Tou Town Dong Guan City Guang Dong Province China	Manufacturing	75,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	$ 427,000

(1)	The Company’s manufacturing and office space are considered adequate for its existing requirements and its projected business needs.

(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2008 and 2007 are set forth below.

	High	Low
Fiscal 2008
First quarter	$15.75	$8.73
Second quarter	9.34	7.86
Third quarter	9.30	7.03
Fourth quarter	8.14	3.30

	High	Low
Fiscal 2007
First quarter	$12.15	$8.77
Second quarter	15.50	10.25
Third quarter	17.78	12.62
Fourth quarter	17.27	13.82

At January 30, 2009, the Company had 12,571,293 shares of Common Stock outstanding, which were held by approximately 1,100 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))

Equity compensation plans approved by security holders	1,103,734	$7.48	1,205,983

Equity compensation plans not approved by security holders	-	-	-

Total	1,103,734	$7.48	1,205,983

The Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management, and there is no current expiration date for the Board’s authorization. During the fourth quarter of fiscal 2008, the Company repurchased the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased Under Publicly Announced Plan	Remaining Dollar Value of Shares That May Yet be Purchased

September 2008	5,264	$7.07	5,264	$5,836,000

October 2008	194,518	$6.94	194,518	$4,487,000

November 2008	45,302	$6.07	45,302	$4,211,000

	245,084	$6.78	245,084

Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million. The repurchased shares are held as treasury stock.

The following table shows the Company’s total return to shareholders compared to the S&P 500 Index, the NASDAQ U.S. Index, and the NASDAQ Electronic Components Stock Index over the five year period from 2004 through 2008. The table assumes that $100 was invested on December 1, 2003, in the Company’s Common Stock and in each of the other indices.

	2003	2004	2005	2006	2007	2008
Spectrum	$100	$103	$88	$122	$205	$58
S&P 500	$100	$111	$118	$132	$140	$85
NASDAQ U.S.	$100	$107	$115	$125	$135	$80
NASDAQ Electronic Components Stock Index	$100	$76	$80	$87	$95	$50

ITEM 6.	Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data )
	2008	2007	2006	2005	2004

Operations

Net sales	$130,694	$136,539	$125,672	$98,354	$80,477

Gross margin	32,762	36,363	28,780	25,775	22,549

Income from operations	13,344	17,864	9,314	7,134	6,705

Interest expense	369	561	545	110	112

Income before provision for income taxes	13,480	17,558	9,039	7,323	6,777

Net income	8,851	11,141	5,871	4,605	4,167

Earnings per common share :

Basic	$0.68	$0.83	$0.45	$0.35	$0.32
Diluted	$0.67	$0.81	$0.44	$0.35	$0.32

Weighted average common shares outstanding :

Basic	13,069	13,359	13,127	13,054	13,012
Diluted	13,189	13,798	13,381	13,160	13,162

Financial Position

Working capital	$42,590	$43,277	$31,808	$39,470	$42,291

Total assets	134,784	126,919	119,207	98,002	91,349

Long-term debt	545	1,031	1,131	1,426	1,716

Stockholders’ equity	103,291	101,868	88,599	81,361	76,842

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

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 48.0% and 18.0%, respectively, of our fiscal 2008 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and missile defense systems. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, wi-fi, and optical networks. Other markets for our products include medical imaging equipment and instrumentation, industrial automation and controls, computers, IT hubs, and storage devices.

Our operations are currently conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. Our Signal and Power Integrity Components Business designs and manufactures a broad range of products including coaxial filters, filtered connectors, power filters, antennas, and various specialty ceramic components. Our Microwave Components and Systems Business designs and manufactures radio frequency and microwave filters, amplifiers, frequency mixers, oscillators, synthesizers, multiple channel filter banks, and related products and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

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

Acquisitions

On September 26, 2008, we acquired substantially all of the assets and assumed certain liabilities of SatCon Electronics, Inc. (“SatCon”). SatCon, based in Marlborough, Massachusetts, designs and manufactures high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, and a full line of thin and thick film circuits. The aggregate cash purchase price for SatCon was $5.6 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For each of these acquisitions, the purchase price was primarily funded by borrowings under our domestic line of credit, except the acquisition of EMF which was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in the accompanying consolidated financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the years ended November 30, 2008, 2007, and 2006 include the following amounts related to these acquired businesses (in thousands):

	2008	2007	2006
SatCon	$2,289	$-	$-
EMF	2,007	3,164	-
ATP	9,781	9,080	3,561

For operating segment purposes, SatCon and EMF are reported within our Microwave Components and Systems business segment, while ATP is included within our Sensors and Controls business segment.

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions for our products, (2) our projected capital expenditures, (3) our anticipated research and development expenses, and (4) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors That May Affect Future Results”, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During fiscal 2008, our consolidated sales were $130.7 million, a decrease of $5.8 million or 4.3% from fiscal 2007. This decrease primarily reflects the following: (1) reductions in shipments for certain major military/defense programs dealing with RCIED (Radio Controlled Improvised Explosive Devices) Jammer Systems, and (2) soft market conditions in certain sectors of the telecom equipment industry. In 2008, total shipments in support of RCIED Jammer Systems were approximately $3.0 million, compared to $14.5 million in 2007 when these systems were given special priority under the Department of Defense “Operation Iraqi Freedom Support”. These RCIED programs remain active, with orders and shipments for system upgrades expected to continue throughout fiscal 2009 at volumes and rates similar to 2008. In 2008, the decrease in shipments supporting these Jammer Systems was partially offset by $2.3 million of SatCon product sales and increased microwave product shipments under numerous other military/defense programs. Sales of our power management systems, as well as our sensors and controls, continued to grow in the current year. Aggregate shipments for these products were $32.7 million in fiscal 2008, up $4.6 million or 16.4% from fiscal 2007.

In fiscal 2008, our gross margin was $32.8 million or 25.1% of sales, compared to $36.4 million or 26.6% of sales in fiscal 2007. In addition to the impact of reduced sales volume, the decrease in gross margin principally reflects additional manufacturing overhead expense, including higher personnel costs and depreciation expense, as well as poorer absorption of manufacturing overhead with lower than expected production volumes. Selling, general and administrative expense was $19.4 million or 14.9% of sales in 2008, compared to $18.5 million or 13.5% of sales in 2007. This increase primarily reflects additions to travel expense, effective sales commission rates, equity-based compensation, and legal and professional fees.

Overall, we generated net income of $8.9 million or 68 cents per share (67 cents diluted) in fiscal 2008, compared to net income of $11.1 million or 83 cents per share (81 cents diluted) in fiscal 2007.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. In fiscal year 2008, we repurchased 1,001,479 shares at an aggregate cost of $8.2 million. Since the inception of the stock buyback program, we have repurchased 1,677,479 shares at an aggregate cost of $11.8 million. The repurchased shares are held as treasury stock.

During the year ended November 30, 2008, net cash provided by operating activities amounted to $9.9 million. This positive cash flow, combined with $8.0 million of borrowings under our domestic line of credit, enabled us to fund the stock repurchase program as well as expend $4.5 million on capital equipment additions and $5.6 million for the acquisition of SatCon.

At November 30, 2008, our cash and cash equivalents were $5.4 million, our current ratio was 2.98 to 1.00, and our total debt to equity was 0.30 to 1.00.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2008, 2007, and 2006:

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%

Cost of products sold	74.9	73.4	77.1

Gross margin	25.1	26.6	22.9

Selling, general and administrative expense	14.9	13.5	15.5

Income from operations	10.2	13.1	7.4

Other income (expense)

Interest expense	(0.3)	(0.4)	(0.4)

Other income and expense, net	0.4	0.2	0.2

Income before provision for income taxes	10.3	12.9	7.2

Provision for income taxes	3.5	4.7	2.5

Net income	6.8%	8.2%	4.7%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006

Signal and power integrity components	$52,060	$60,713	$58,472

Microwave components and systems	45,942	47,748	48,716

Power management systems	9,879	7,586	6,657

Sensors and controls	22,813	20,492	11,827

	$130,694	$136,539	$125,672

2008 Compared to 2007

Net Sales

Our consolidated net sales were $130.7 million in fiscal 2008, a decrease of $5.8 million or 4.3% from fiscal 2007. This decrease primarily reflects reduced shipment levels in support of RCIED Jammer System programs. In addition, our 2008 sales were negatively impacted by soft market conditions in certain sectors of the telecom equipment industry.

Sales of our signal and power integrity components were $52.1 million in fiscal 2008, down $8.7 million or $14.3% from a year ago. Approximately $2.0 million of this decrease relates to reduced shipments in support of RCIED Jammer Systems, with the remaining shortfall reflecting certain sluggish telecom equipment markets. Total customer orders received for this business segment totaled $55.9 million in fiscal 2008, compared to $57.6 million in fiscal 2007.

Sales of our microwave components and systems were $45.9 million in fiscal 2008, down $1.8 million or 3.8% from fiscal 2007. Microwave assemblies shipped in fiscal 2008 under RCIED Jammer System programs were approximately $9.5 million less than fiscal 2007 shipment levels. These RCIED programs remain active, with orders and shipments for system upgrades expected to continue throughout fiscal 2009 at volumes and rates similar to 2008. In fiscal 2008, the decrease in shipments supporting these Jammer Systems was partially offset by $2.3 million of SatCon product sales and increased microwave product shipments under numerous other military/defense programs. Total customer orders received for our microwave components and systems were $47.5 million in fiscal 2008, versus $53.1 million in fiscal 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales and customer order rates for our other two business segments increased during the current year. For our power management systems, sales for fiscal 2008 were $9.9 million and customer orders received amounted to $10.5 million, up 30.2% and 31.0% from a year ago, respectively. In fiscal 2008, shipments for these advanced systems were particularly strong in applications for data storage, networking systems, and various military communication equipment. For our sensors and controls, sales in fiscal 2008 were $22.8 million and customer orders received amounted to $26.6 million, an increase from fiscal 2007 of 11.3% and 28.4% respectively. Demand for our custom position sensors (which are used in various medical equipment, commercial weather instruments, and military aircraft and vehicles) was particularly strong throughout fiscal 2008.

Total customer orders received in fiscal 2008 amounted to $140.6 million, an increase of $1.0 million from the preceding year. At November 30, 2008, our sales order backlog was $69.9 million, up $21.8 million from the end of fiscal 2007. Of this increase, $12.9 million reflects the sales order backlog assumed as part of our acquisition of SatCon.

Overall, average selling prices remained relatively stable in 2008 for all of our major product lines.

Gross Margin

In fiscal 2008, our gross margin was $32.8 million or 25.1% of sales, compared to $36.4 million or 26.6% of sales in fiscal 2007. In addition to the impact of reduced sales volume, the decrease in gross margin primarily reflects higher manufacturing overhead costs.

Total material costs amounted to $30.8 million or 23.5% of sales in fiscal 2008, versus $35.2 million or 25.8% of sales last year. The decrease in material costs principally reflects reduced ceramic component costs, with our ceramic manufacturing operations in State College, Pennsylvania, improving product yields, achieving and maintaining full production, and thereby totally eliminating the need to purchase higher-priced third party ceramics. Direct labor costs were $16.8 million or 12.8% of sales in 2008, compared to $16.4 million or 12.0% of sales in 2007. The increase in direct labor costs was driven by changes in sales mix, as well as the full resumption of internal ceramic manufacturing. Manufacturing overhead costs amounted to $50.4 million or 38.6% of sales in 2008, versus $48.6 million or 35.6% of sales in the preceding year. This $1.8 million increase in manufacturing overhead reflects higher personnel costs, greater depreciation expense, and increases to certain inventory reserves because of lower than expected operating requirements.

At November 30, 2008, we had a total workforce of 1,516 employees, down 5.7% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

In fiscal 2008, selling expense amounted to $10.8 million or 8.3% of sales, compared to $10.5 million or 7.7% of sales in fiscal 2007. The increase in selling expense primarily reflects additional travel expense, as well as increases to our effective sales commission rate. Aggregate general and administrative expense was $8.6 million in 2008, versus $8.0 million in 2007. The increase in general and administrative expense includes $235,000 of additional equity-based compensation expense, $227,000 of added legal and professional fees, as well as numerous other operating expense increases.

Interest Expense

With lower interest rates and reduced short-term borrowings, our interest expense decreased in the current year. Total interest expense in fiscal 2008 was $369,000, a decrease of $192,000 from fiscal 2007. During the year ended November 30, 2008, weighted average borrowings under our domestic line of credit amounted to $4.9 million, with an average interest rate of 3.95%. During the year ended November 30, 2007, weighted average borrowings under the domestic line of credit were $6.0 million, with an average interest rate of 6.61%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer (“PML”) technology, and we have granted several licenses to other entities for the use of PML technology. In connection with our PML technology, we received license fee and royalty income of $340,000 in 2008 and $93,000 in 2007. It is not known what remaining commercial value, if any, our PML licenses may have.

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Foreign currency transaction net losses of $13,000 in 2008 and $6,000 in 2007 were recognized and included in nonoperating income and expense.

We realized interest income of $178,000 in 2008 and $168,000 in 2007 from temporary cash investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

Our effective income tax rate was 34.3% in 2008 and 36.5% in 2007, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. For the year ended November 30, 2008, the difference between the effective tax rate and statutory tax rate principally reflects state tax provisions, research activities tax credits, and U.S. domestic production activities deductions. For the year ended November 30, 2007, the difference between the effective tax rate and statutory tax rate primarily reflects state tax provisions, foreign income tax rates, and changes in estimated tax rates applied to temporary differences.

At November 30, 2008, we had recorded certain deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future table income, we believe it is more likely than not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2008.

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

Sales of our signal and power integrity products were $60.7 million in fiscal 2007, up $2.2 million from a year ago, primarily reflecting improved overall market conditions. Sales of our sensors and controls were $20.5 million in fiscal 2007, an increase of $8.7 million from fiscal 2006. In addition to ATP product sales increases of $5.5 million, the fiscal 2007 growth in sensor sales principally reflects increased shipments of our custom position sensors used in various medical, commercial weather instruments, and military applications. Sales of our power management systems increased by $929,000, with sales of $7.6 million in 2007 and $6.7 million in 2006. Throughout fiscal 2007, our power management systems were predominantly used in various communication equipment applications, servers, and data storage devices. Including EMF product sales of $3.2 million, fiscal year 2007 sales of our microwave components and systems were down from a year ago ($47.7 million in 2007 versus $48.7 million in 2006) as certain major military-related programs were winding down and not yet fully renewed or replaced with the next generation of products.

Total customer orders received in 2007 amounted to $139.6 million, an increase of $14.9 million or 12.0% from the preceding year. At November 30, 2007, our sales order backlog was $48.1 million.

Overall, average selling prices remained relatively stable in 2007 for all of our major product lines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

Our gross margin in fiscal 2007 was $36.4 million or 26.6% of sales, compared to $28.8 million or 22.9% of sales in fiscal 2006. This increase in gross margin percentage principally reflects reduced material costs from the resumption of internal ceramic manufacturing. Total material costs (including ceramic components) amounted to $35.2 million or 25.8% of sales in fiscal 2007, compared to $38.6 million or 30.7% of sales in fiscal 2006.

Prior to its destruction by Hurricane Katrina in late August of 2005, our New Orleans operations designed and manufactured specialty ceramic capacitors. These custom ceramic components are an essential element of our signal integrity products. With this disruption to our internal ceramic manufacturing capabilities, we began purchasing these ceramic components from third party suppliers at prices significantly greater than our previous manufactured costs. To address our ongoing ceramic component needs and to re-establish our own ceramic manufacturing capabilities, we acquired in December 2005 a ceramic manufacturing facility in State College, Pennsylvania. Among other uses, the acquired facility has become the design and manufacturing center for our ceramic products, replacing the operations previously conducted in New Orleans. In June 2006, limited production commenced at our new State College operations with additional production being systematically increased thereafter. During the second quarter of fiscal 2007, full ceramic production was achieved and substantially all purchases of specialty ceramic components from third party suppliers were eliminated. Accordingly, as a percentage of sales, our material costs in the second half of fiscal 2007 returned to a more normalized level.

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

At November 30, 2007, we had a total workforce of 1,607 employees, up 3.8% from the end of fiscal 2006.

Selling, General and Administrative Expense

In fiscal 2007, selling expense amounted to $10.5 million or 7.7% of sales, compared to $10.4 million or 8.3% of sales in fiscal 2006. The decrease in selling expense, as a percentage of sales, principally reflects the impact of higher sales volume and certain fixed selling expenses. General and administrative expense was $8.0 million in 2007 versus $9.0 million in 2006. This decrease in general and administrative expense was driven by numerous factors, including the following: (1) $635,000 associated with asset impairments from Hurricane Katrina, reflecting the difference between an aggregate asset impairment loss of $387,000 recorded in fiscal 2006 and a $248,000 credit to general and administrative expense realized in fiscal 2007 upon the settlement of all related insurance claims; (2) Pre-production start-up costs of $254,000 recognized in 2006 in connection with our State College facility; and (3) $179,000 of additional equity-based compensation expense recorded in 2006 from our adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). These decreases to general and administrative expense were partially offset in 2007 by additional professional fees of $145,000 associated with our initial-year compliance with Section 404 of the Sarbanes-Oxley Act.

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

Other Income and Expense

In 2007, other income and expense consists of interest income from short-term investments of $168,000, PML license and royalty fee income of $93,000, and net losses on foreign currency transactions of $6,000. In 2006, other income and expense reflects $133,000 of interest income, $114,000 of PML license and royalty fee income, and net gains on foreign currency transactions of $23,000.

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

Risk Factors That May Affect Future Results

Military aircraft, naval vessels, and certain military vehicles contain extensive communications equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass filters, multisection assemblies, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. In 2008, military/defense sales were approximately 48.0% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

In fiscal year 2008, approximately 18.0% of our sales were to customers in the communications equipment industry. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development and evolving industry standards. We face competition from component manufacturers which have integration capabilities, as well as from the internal capabilities of large communications original equipment manufacturers and defense prime contractors. Our future success will depend in part upon the extent to which these parties elect to purchase from outside sources rather than manufacture their own components and systems. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may develop new technologies or products that may offer superior price or performance features, and new products or technologies may render our customers’ products obsolete.

We must also continue to make significant investments in research and development efforts in order to develop necessary product enhancements, new designs and technologies. We may not be able to obtain a sufficient number of engineers, or other technical support staff, or the funds necessary to support our research and development efforts when needed. In addition, our research and development efforts may not be successful, and our new products may not achieve market acceptance. Our customers’ technologies are complex and new products and enhancements developed by our customers can in turn require long development periods for our new products or for enhancement or adaptation of our existing products. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our business, financial condition and operating results could suffer.

In addition, our results of operations may be negatively affected in the future by a variety of other factors including: competitive pricing pressures; product cost changes; the global credit crisis and recessionary pressures; cancellation of existing customer order backlog; unanticipated impairment of assets; difficulties in integrating acquired businesses and product lines; changes in product mix; inability to timely ramp up production to meet some of our customers’ increased demands; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At November 30, 2008, $10.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At November 30, 2008, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this Bank credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At November 30, 2008, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

In fiscal 2008, our net working capital remained relatively stable. At November 30, 2008, we had net working capital of $42.6 million, compared to $43.3 million at November 30, 2007. At November 30, 2008, current assets were 2.98 times current liabilities, compared to 3.87 at the end of fiscal 2007. This reduction in our current ratio primarily reflects the impact of borrowing under our domestic line of credit to partially fund our stock repurchase program and the cash purchase price for the acquisition of SatCon. Our net working capital was $31.8 million at November 30, 2006 and our current ratio was 2.54 to 1.00 at the end of fiscal 2006. The increase in our working capital and current ratio in 2007 was primarily driven by growth in our accounts receivable and inventories (from additional sales volume and production requirements), as well as a reduction of $7.0 million in our short-term bank borrowings.

In fiscal year 2008, we expended $4.5 million for capital additions and improvements, including $1.9 million in our Microwave Components and Systems Business to increase manufacturing capabilities and efficiencies. The remainder of our 2008 capital expenditures principally consists of normal replacements and enhancements of manufacturing equipment. Our capital expenditures for property, plant and equipment were $5.8 million in 2007, including $1.3 million for the acquisition of a machining center used in our sensors and controls business. The balance of our 2007 capital expenditures primarily relate to manufacturing capacity expansion and building improvements at our State College operations. Excluding the assets acquired from ATP, our capital expenditures for property, plant and equipment amounted to $8.6 million in 2006. Of these capital expenditures, $5.1 million relate to our State College operations with the remaining capital expenditures principally supporting manufacturing capacity expansion in our microwave business.

In connection with the fixed assets destroyed or damaged by Hurricane Katrina, we received insurance proceeds of $1.7 million in 2007 and $2.5 million in 2006. At November 30, 2008, we had not entered into any material commitments for additional capital expenditures. We currently expect our aggregate capital expenditures in fiscal 2009 to approximate our fiscal 2008 levels.

In September 2008, we acquired substantially all of the assets and assumed certain liabilities of SatCon. The net cash purchase price for SatCon was $5.6 million, which was substantially funded by borrowings under our domestic line of credit. In January 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF. The net cash purchase price for EMF was $2.4 million, which was primarily funded by existing cash reserves. In July 2006, we acquired all of the outstanding common stock of ATP, with the net cash purchase price of $9.0 million being substantially funded by borrowings under our domestic line of credit.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the year ended November 30, 2008, we repurchased 1,001,479 shares at an aggregate cost of $8.2 million. No shares were repurchased in fiscal 2007 and 2006. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $3.7 million in 2008, $3.5 million in 2007, and $3.1 million in 2006. We expect to continue our investment in research and development in 2009, as we continuously enhance existing product lines, design new products and processes, and increase our participation in emerging markets.

Income taxes paid during the fiscal years ended November 30, 2008, 2007, and 2006 amounted to $6.8 million, $3.5 million, and $2.3 million, respectively. As a result of certain temporary differences and 2008 prepayments, we expect cash outlays for income taxes to be less than income tax expense for fiscal 2009.

As of November 30, 2008, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$1,032	$487	$65	$70	$75	$80	$255
Operating leases	3,517	1,396	1,304	389	321	107	-

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2009, including scheduled long-term debt repayment, lease commitments, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Net cash provided by operating activities was $9.9 million in fiscal 2008. This operating cash flow was negatively impacted by a $3.3 million growth in inventories, principally reflecting replenishment of ceramic component safety stocks and additional work-in-process inventories in support of our increased sales order backlog. Primarily driven by our enhanced profitability, net cash provided by operating activities grew to $13.6 million in fiscal 2007. During the year ended November 30, 2007, accounts receivable and inventory turnover rates decreased slightly. Net cash generated by operating activities was $403,000 in 2006, down $8.5 million from the preceding year. With sales volume and production requirements significantly growing, accounts receivable and inventories increased in 2006 by $4.9 million and $2.7 million, respectively. Operating cash flow in 2006 also reflects the payment of a ten year insurance premium in the amount of $4.8 million. The related insurance policy provides environmental clean-up cost cap coverage and pollution legal liability coverage for our State College facility acquired in fiscal 2006.

At November 30, 2008, goodwill represented 27.3% of our total assets and 35.6% of our stockholders’ equity. In addition to a total of $8.1 million of goodwill recognized in connection with our recent acquisitions of SatCon, EMF, and ATP, another $28.7 million of goodwill was realized in earlier acquisitions. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we have performed the required annual impairment tests of goodwill (as of September 1 of each fiscal year) and determined that no impairment loss need be recognized in the years ended November 30, 2008, 2007, and 2006.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2008, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2008, currency exchange rate gains and losses were not material.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At November 30, 2008, no interest rate swap agreements were outstanding.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2008, remediation expenditures of $1.6 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.3 million, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense. Based on the current remediation plan, $269,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

Other Legal Matters

We are subject to certain legal proceedings and claims arising in the ordinary course of business. The amount of any ultimate liability with respect to these actions is not expected to materially affect our consolidated financial position, results of operations, or cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles generally accepted in the United States. SFAS No. 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP” or the “Position”). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). We are currently assessing the impact of this FSP on our financial condition, results of operations, and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under existing accounting pronouncements, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoptions. We are currently in the process of assessing the expected impact of this standard on our financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). Once adopted, we believe SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2008, our allowance for doubtful accounts was $933,000 or approximately 3.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2009. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2008, we had recorded inventory reserves in the aggregate amount of $1.7 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses (other than losses for certain tangible assets damaged or destroyed by Hurricane Katrina) have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the general economic climate and conditions within our major served markets will improve within the next few years. If long-term market conditions do not improve, or in fact deteriorate, our long-lived assets may become materially impaired.

We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. Presently, we believe that all deferred tax assets will more likely than not be realized and a valuation allowance is not required. We evaluate the need for valuation allowances on a regular basis and make adjustments as needed. These adjustments, when made, may have a materially negative impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Control, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 11, 2009

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2008 AND 2007

( Dollar Amounts in Thousands )

	2008	2007
Assets
Current assets
Cash and cash equivalents	$5,397	$5,183
Accounts receivable, less allowances of $ 933 in 2008 and $ 971 in 2007	24,043	25,461
Inventories, net	30,638	25,458
Deferred income taxes	1,684	1,332
Prepaid expenses and other current assets	2,307	911

Total current assets	64,069	58,345

Property, plant and equipment, net	27,250	26,177

Other assets
Goodwill	36,811	35,669
Other noncurrent assets	6,654	6,728

Total other assets	43,465	42,397

Total assets	$134,784	$126,919

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$10,000	$2,000
Accounts payable	6,541	6,764
Income taxes payable	36	1,391
Accrued liabilities	4,415	4,813
Current portion of long-term debt	487	100

Total current liabilities	21,479	15,068

Long-term debt	545	1,031
Other liabilities	978	1,370
Deferred income taxes	8,491	7,582

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,248,772 shares in 2008 and 14,128,914 shares in 2007	47,830	46,950
Retained earnings	66,604	57,753
Treasury stock, 1,677,479 shares in 2008 and 676,000 shares in 2007, at cost	(11,788)	(3,628)
Accumulated other comprehensive income	645	793

Total stockholders’ equity	103,291	101,868

Total liabilities and stockholders’ equity	$134,784	$126,919

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2008, 2007, AND 2006

( Amounts in Thousands Except Per Share Data )

	2008	2007	2006
Net sales	$130,694	$136,539	$125,672

Cost of products sold	97,932	100,176	96,892

Gross margin	32,762	36,363	28,780

Selling, general and administrative expense	19,418	18,499	19,466

Income from operations	13,344	17,864	9,314

Other income ( expense ) :
Interest expense	(369)	(561)	(545)
Other income and expense, net	505	255	270

	136	(306)	(275)

Income before provision for income taxes	13,480	17,558	9,039

Provision for income taxes	4,629	6,417	3,168

Net income	$8,851	$11,141	$5,871

Earnings per common share :
Basic	$0.68	$0.83	$0.45

Diluted	$0.67	$0.81	$0.44

Weighted average common shares outstanding :
Basic	13,069	13,359	13,127

Diluted	13,189	13,798	13,381

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2008, 2007, AND 2006

( Dollar Amounts in Thousands )

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Earnings	Stock	( Loss )	Equity
Balance - November 30, 2005	13,737,818	$44,376	$40,741	$(3,628)	$(128)	$81,361

Net income	-	-	5,871	-	-	5,871
Foreign currency translation adjustments	-	-	-	-	382	382

Comprehensive income	-	-	-	-	-	6,253

Issuance of common stock upon exercise of employee stock options	186,467	1,073	-	-	-	1,073
Purchase and retirement of common stock	(49,518)	(419)	-	-	-	(419)
Tax benefits from exercise of stock options	-	123	-	-	-	123
Equity-based compensation	-	208	-	-	-	208

Balance - November 30, 2006	13,874,767	45,361	46,612	(3,628)	254	88,599

Net income	-	-	11,141	-	-	11,141
Foreign currency translation adjustments	-	-	-	-	539	539

Comprehensive income	-	-	-	-	-	11,680

Issuance of common stock upon exercise of employee stock options	308,167	1,922	-	-	-	1,922
Purchase and retirement of common stock	(54,020)	(718)	-	-	-	(718)
Tax benefits from exercise of stock options	-	356	-	-	-	356
Equity-based compensation	-	29	-	-	-	29

Balance - November 30, 2007	14,128,914	46,950	57,753	(3,628)	793	101,868

Net income	-	-	8,851	-	-	8,851
Foreign currency translation adjustments	-	-	-	-	(148)	(148)

Comprehensive income	-	-	-	-	-	8,703

Issuance of common stock upon exercise of employee stock options	151,733	816	-	-	-	816
Purchase and retirement of common stock	(31,875)	(302)	-	-	-	(302)
Purchase of common stock, held in treasury	-	-	-	(8,160)	-	(8,160)
Tax benefits from exercise of stock options	-	102	-	-	-	102
Equity-based compensation	-	264	-	-	-	264

Balance - November 30, 2008	14,248,772	$47,830	$66,604	$(11,788)	$645	$103,291

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2008, 2007, AND 2006

( Dollar Amounts in Thousands )

	2008	2007	2006
Cash Flows From Operating Activities :
Net income	$8,851	$11,141	$5,871
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	4,447	3,925	3,258
Amortization	734	898	853
Deferred income taxes	557	693	1,532
Equity-based compensation	264	29	208
Tax benefits from exercise of stock options	(102)	(356)	(123)
Loss on sale of property, plant and equipment	34	-	204
Non-cash insurance recoveries	(479)	(743)	(418)
Changes in assets and liabilities, excluding effects of business acquisitions :
Accounts receivable	2,810	(2,156)	(4,950)
Inventories	(3,290)	(3,270)	(2,652)
Prepaid expenses and other assets	(958)	1,522	(3,822)
Accounts payable and accrued liabilities	(3,009)	1,906	442

Net cash provided by operating activities	9,859	13,589	403

Cash Flows From Investing Activities :
Proceeds from sale of property, plant and equipment	8	-	246
Insurance proceeds related to property, plant and equipment	-	1,748	2,500
Purchase of property, plant and equipment	(4,482)	(5,810)	(8,554)
Payments for acquired businesses, net of cash received	(5,587)	(2,365)	(9,006)

Net cash used in investing activities	(10,061)	(6,427)	(14,814)

Cash Flows From Financing Activities :
Net proceeds ( repayment ) of short-term borrowings	8,000	(7,000)	9,000
Repayment of long-term debt	(99)	(295)	(290)
Net proceeds from issuance of common stock	514	1,204	654
Purchase of common stock	(8,160)	-	-
Tax benefits from exercise of stock options	102	356	123

Net cash provided by ( used in ) financing activities	357	(5,735)	9,487

Effect of exchange rate changes on cash	59	255	39

Net increase ( decrease ) in cash and cash equivalents	214	1,682	(4,885)

Cash and cash equivalents, beginning of year	5,183	3,501	8,386

Cash and cash equivalents, end of year	$5,397	$5,183	$3,501

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended November 30, 2008

1.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Spectrum Control, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts are eliminated upon consolidation.

Nature of Operations

The Company designs and manufactures custom electronic components and systems and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of products which are included in its four reportable business segments: Signal and Power Integrity Components; Microwave Components and Systems; Power Management Systems; and Sensors and Controls. Although its products are used in many industries worldwide, the Company’s largest markets are military/defense, communications, and medical/industrial equipment.

Cash Equivalents

The Company invests its excess cash in money market funds. All highly liquid money market instruments with original maturities of three months or less are considered to be cash equivalents.

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

Derivative Financial Instruments

The Company occasionally enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of the forward currency exchange contracts are generally nine months or less. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related amendments, these contracts are considered derivatives and are recognized on the balance sheet at fair value. Derivatives that are not considered effective hedges are adjusted to fair value through income. If the derivative is considered an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. At least annually (on September 1), goodwill is tested for impairment at the reporting unit (business segment) level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.

No goodwill impairment losses have been recognized in any of the periods presented herein.

Other Noncurrent Assets

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

Debt issuance costs are amortized to expense on a straight-line basis over the term of the related indebtedness, which does not differ materially from the effective interest method.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $786,000 in 2008, $781,000 in 2007, and $795,000 in 2006.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $3,743,000 in 2008, $3,477,000 in 2007, and $3,078,000 in 2006.

Equity - Based Compensation

Compensation cost for all share-based payments (including employee stock options) is measured in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). Accordingly, for employee services received in exchange for equity awards, the Company measures the related cost based on the grant-date fair value of the awards. The cost is then recognized as compensation expense on a straight-line basis over the requisite service period of the awards.

For the years ended November 30, 2008, 2007, and 2006, equity-based compensation expenses (related solely to stock options) was as follows (in thousands):

	2008	2007	2006

Equity-based compensation expense	$264	$29	$208

The above amounts are included in selling, general and administrative expense in the accompanying consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted under the Company’s stock option plans is determined, as of the date of grant, using the Black-Scholes option pricing model. Within this valuation model, expected volatilities are based upon the historical volatility of the Company’s stock, and historical data is used to estimate option exercise and employee terminations. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the year ended November 30, 2008, options to purchase 380,500 shares of the Company’s Common Stock were granted with the following weighted average assumptions:

2008
Expected volatility	33.10%
Risk-free interest rate	2.75%
Expected dividend yield	0.00%
Expected option life in years	5.00
Fair value per share	$3.89

Options granted during the year ended November 30, 2008, included options for 191,000 shares at an exercise price of $15.00 per share (the “original options”). These options were subsequently modified by canceling all 191,000 of the original options and then concurrently replacing them with options for 95,500 shares at an exercise price of $9.30 per share (the “replacement options”). All other terms of the replacement options remained the same as the original options. The fair value of the replacement options was determined to be less than the fair value of the original options immediately before cancellation. Accordingly, in accordance with the provisions set forth in SFAS No. 123R, no incremental compensation cost is being recognized for the modification of the original options.

No options were granted by the Company during the fiscal years ended November 30, 2007 and 2006.

At November 30, 2008, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2009	$292
2010	292
2011	292
2012	28
2013	-

$904

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

Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of Recent Accounting Pronouncements

Effective December 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48” or the “Interpretation”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a minimum recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires that an enterprise determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition.

The adoption of FIN 48 did not give rise to any cumulative effect adjustment to retained earnings or any reclassification of the Company’s income tax assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s 2008 fiscal year). In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSB 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (the Company’s 2009 fiscal year). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles generally accepted in the United States. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its consolidated financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP” or the “Position”). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The Company is currently assessing the impact of this FSP on its consolidated financial condition, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under existing accounting pronouncements, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard, if any, on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. Once adopted, the Company believes SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

2.	Acquisitions

On September 26, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of SatCon Electronics, Inc. (“SatCon”). SatCon, based in Marlborough, Massachusetts, designs and manufactures high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, and a full line of thin and thick film circuits. SatCon’s capabilities and technologies include high frequency millimeterwave products, which the Company believes are a natural complement and extension to its existing Microwave Components and Systems business segment. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for SatCon products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for SatCon was $5,587,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of $53,000, was primarily funded by borrowings under the Company’s domestic line of credit.

The allocation of the purchase price to the SatCon assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,611
Inventories	1,950
Machinery and equipment	1,100
Identifiable intangible assets	1,128
Accounts payable	(1,120)
Accrued liabilities	(224)
Goodwill	1,142

$5,587

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) will be amortized to expense over estimated useful lives ranging from 3 to 10 years, with a weighted average amortization period of 7.4 years. The SatCon goodwill acquired has been assigned to the Company’s Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15 year period.

The results of operations of the SatCon business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2008 and 2007, has been prepared as if the SatCon acquisition had occurred on December 1, 2006 (in thousands, except per share data):

	2008	2007

Net sales	$139,862	$146,121

Net income	8,800	11,706

Earnings per common share:

Basic	0.67	0.88
Diluted	0.67	0.85

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

On January 26, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of EMF Systems, Inc. (“EMF”). EMF, based in State College, Pennsylvania, designs and manufactures custom oscillator-based products. In addition to a broad line of oscillator components, EMF primarily designs and manufactures integrated microwave assemblies, including synthesizers and phase-locked oscillators. These products are used in numerous military and commercial applications such as military radar systems, secure communications, and commercial weather radar. The aggregate cash purchase price for EMF was $2,365,000, which was primarily funded by existing cash reserves.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of the ATP business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2006 and 2005, has been prepared as if the ATP acquisition had occurred on December 1, 2004 (in thousands, except per share data):

	2006	2005

Net sales	$130,872	$106,001

Net income	5,514	5,046

Earnings per common share:

Basic	0.42	0.39
Diluted	0.41	0.38

3.	Inventories

Inventories by major classification are as follows:

	November 30
	2008	2007
	(in thousands)

Finished goods	$3,464	$3,084
Work-in-process	11,371	7,741
Raw materials	15,803	14,633

	$30,638	$25,458

At November 30, 2008 and 2007, inventories are presented net of inventory reserves of $1,705,000 and $1,228,000, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2008	2007
	(in thousands)

Land and improvements	$2,276	$2,252
Buildings and improvements	15,889	15,765
Machinery and equipment	42,358	37,109

	60,523	55,126
Less accumulated depreciation	33,273	28,949

	$27,250	$26,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill

Changes in the carrying amount of goodwill for the years ended November 30, 2008 and 2007, in total and for each reportable segment, are summarized as follows (in thousands):

	2008	2007

Goodwill, beginning of year	$35,669	$34,508
Goodwill acquired	1,142	1,161

Goodwill, end of year	$36,811	$35,669

	Signal and Power Integrity Components	Microwave Components and Systems	Sensors and Controls

2008

Goodwill, beginning of year	$14,243	$13,720	$7,706

Goodwill acquired	-	1,142	-

Goodwill, end of year	$14,243	$14,862	$7,706

2007

Goodwill, beginning of year	$14,243	$12,559	$7,706

Goodwill acquired	-	1,161	-

Goodwill, end of year	$14,243	$13,720	$7,706

During the year ended November 30, 2008, the Company recorded $1,142,000 of goodwill in connection with its acquisition of SatCon. During the year ended November 30, 2007, the Company recorded $1,161,000 of goodwill in connection with its acquisition of EMF.

6.	Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2008	2007
	(in thousands)

Amortizable assets:

Customer-related intangibles	$6,926	$5,798
Patents and patent rights	306	280
Debt issuance costs	38	205

	7,270	6,283
Less accumulated amortization	3,198	2,651

	4,072	3,632
Other assets:

Prepaid environmental liability insurance (see Note 10)	2,487	2,994
Deferred charges	95	102

Other noncurrent assets	$6,654	$6,728

During each of the five years ending November 30, 2013, amortization expense is expected to approximate $784,000, $693,000, $621,000, $502,000 and $502,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Short-Term Debt

Short-term debt consists of the following:

	November 30
	2008	2007
	(in thousands)

Notes payable – domestic line of credit (1)	$10,000	$2,000

Notes payable – foreign line of credit (2)	-	-

	$10,000	$2,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the year ended November 30, 2008, weighted average borrowings under the revolving line of credit amounted to $4,888,000 with an average interest rate of 3.95%, and maximum month-end borrowings of $10,000,000. During the year ended November 30, 2007, weighted average borrowings were $5,984,000, with an average interest rate of 6.61%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2008, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,279,000 (Euro 1,000,000). During the years ended November 30, 2008 and 2007, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2008	2007
	(in thousands)

Accrued salaries and wages	$3,540	$3,771
Accrued environmental remediation costs (see Note 10)	269	356
Accrued interest	121	109
Accrued other expenses	485	577

	$4,415	$4,813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt

Long-term debt consists of the following:

	November 30
	2008	2007
	(in thousands)

Industrial revenue bonds at an interest rate of 5.36% (1)	$605	$665

Mortgage note payable to bank at an interest rate of 8.50% (2)	427	466

Total	1,032	1,131
Less current portion	487	100

Long-term debt	$545	$1,031

(1)	The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution, in the aggregate principal amount of the bonds plus accrued interest. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.

(2)	The mortgage note payable is collateralized by certain land and building and requires monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 due in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2013, are $487,000 in 2009, $65,000 in 2010, $70,000 in 2011, $75,000 in 2012, and $80,000 in 2013.

10.	Other Liabilities

Other liabilities consist of the following:

	November 30
	2008	2007
	(in thousands)

Accrued environmental remediation costs	$1,247	$1,726

Less current portion	269	356

	$978	$1,370

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2008, remediation expenditures of $1,641,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,247,000 which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $269,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2008 and 2007, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2008, 2007, and 2006 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the year ended November 30, 2008, the Company repurchased 1,001,479 shares at an aggregate cost of $8,160,000. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

13.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

Foreign Currency Translation Adjustments

Balance – November 30, 2005	$(128)

2006 Foreign currency translation adjustments	382

Balance – November 30, 2006	254

2007 Foreign currency translation adjustments	539

Balance – November 30, 2007	793

2008 Foreign currency translation adjustments	(148)

Balance – November 30, 2008	$645

14.	Other Income and Expense

Other income and expense for the years ended November 30, 2008, 2007, and 2006 consist of the following (in thousands):

	2008	2007	2006

Patent licensing fees	$340	$93	$114
Investment income	178	168	133
Gain (loss) on foreign currency transactions	(13)	(6)	23

	$505	$255	$270

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes

For the years ended November 30, 2008, 2007, and 2006, income before income taxes consists of the following (in thousands):

	2008	2007	2006

U.S. operations	$13,414	$16,697	$8,677
Foreign operations	66	861	362

	$13,480	$17,558	$9,039

For the years ended November 30, 2008, 2007, and 2006, the provision for income taxes consists of the following (in thousands):

	2008	2007	2006

Current
U.S. Federal	$3,561	$5,004	$1,371
Foreign	(5)	112	66
State	514	608	199

Deferred
U.S. Federal	603	617	1,291
State	(44)	76	241

	$4,629	$6,417	$3,168

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2008, 2007, and 2006 (35% in 2008 and 2007, 34% in 2006) consists of the following (in thousands):

	2008	2007	2006

Statutory federal income tax	$4,718	$6,145	$3,073
State income taxes, net of federal tax effect	305	445	290
Research activities tax credit	(193)	-	-
Domestic production activities deduction	(186)	(95)	-
Foreign tax rates	(28)	(190)	(56)
Tax rate changes on existing temporary differences	-	127	-
Other items	13	(15)	(139)

	$4,629	$6,417	$3,168

Tax benefits realized upon the exercise of non-qualified stock options and disqualified incentive stock options are credited directly to stockholders’ equity. For the years ended November 30, 2008, 2007, and 2006, these tax benefits and related credits to stockholders’ equity amounted to $102,000, $356,000, and $123,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2008	2007
	(in thousands)
Deferred tax assets:
Inventory valuation	$770	$428
Accrued compensation	602	570
Amortization of intangible assets	437	359
Allowance for doubtful accounts	327	345

Deferred tax assets	2,136	1,702

Deferred tax liabilities:
Amortization of intangible assets	4,371	3,793
Depreciation of plant and equipment	2,488	2,234
Investment in subsidiaries	2,069	1,914
Other	15	11

Deferred tax liabilities	8,943	7,952

Net deferred tax liabilities	$(6,807)	$(6,250)

	November 30
	2008	2007
	(in thousands)
Net deferred tax assets:
Current	$1,684	$1,332

Net deferred tax liabilities:
Noncurrent	(8,491)	(7,582)

	$(6,807)	$(6,250)

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

The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2008, the aggregate undistributed earnings of the foreign subsidiaries amounted to $4,549,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2008 or 2007.

As discussed in Note 1, the Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48, effective December 1, 2007, did not give rise to any cumulative effect adjustment to retained earnings or any reclassification of the Company’s income tax assets and liabilities. Upon adoption, the Company had unrecognized tax benefits of $68,000 related to certain state income tax matters. During the year ended November 30, 2008, the Company had additional unrecognized tax benefits of $65,000 related to certain U.S. tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands):

Balance at December 1, 2007	$68
Increases related to:
Prior year tax positions	-
Current year tax positions	65

Balance at November 30, 2008	$133

As of November 30, 2008 and December 1, 2007, the Company’s unrecognized tax benefits of $133,000 and $68,000, respectively, would affect the Company’s effective tax rate if recognized.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the years presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

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

16.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2008	2007	2006
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$8,851	$11,141	$5,871

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	13,069	13,359	13,127

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	13,069	13,359	13,127

Effect of dilutive stock options	120	439	254

	13,189	13,798	13,381

Earnings per common share:

Basic	$0.68	$0.83	$0.45

Diluted	$0.67	$0.81	$0.44

In 2008, options to purchase 1,103,734 shares of Common Stock, at a weighted average exercise price of $7.48 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2008, 2007, and 2006, consists of the following (in thousands):

	2008	2007	2006

Cash paid during the year for:

Interest	$357	$603	$446
Income taxes	6,759	3,548	2,284

Liabilities assumed in connection with:

Purchase of land and buildings	-	-	2,888
Business acquisitions	1,344	104	758

18.	Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2008, options to purchase 1,205,983 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2008, 2007, and 2006 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate

Outstanding – November 30, 2005	1,721,951	$5.05 – 10.06	$6.87	$11,834,000
Granted during the year	-	-	-	-
Exercised during the year	(186,467)	5.05 – 7.00	5.75	(1,073,000)
Cancellations and forfeitures	(157,950)	5.25 – 10.06	9.06	(1,430,000)

Outstanding – November 30, 2006	1,377,534	5.05 – 8.68	6.77	9,331,000
Granted during the year	-	-	-	-
Exercised during the year	(308,167)	5.05 – 8.68	6.24	(1,922,000)
Cancellations and forfeitures	(3,400)	5.25 – 6.05	5.52	(19,000)

Outstanding – November 30, 2007	1,065,967	5.05 – 8.68	6.93	7,390,000
Granted during the year	380,500	8.38 – 15.00	11.94	4,545,000
Exercised during the year	(151,733)	5.05 – 8.68	5.38	(816,000)
Cancellations and forfeitures	(191,000)	15.00	15.00	(2,865,000)

Outstanding – November 30, 2008	1,103,734	$6.31 – 9.30	$7.48	$8,254,000

Exercisable:
November 30, 2008	656,598	$6.31 – 8.68	$7.37	$4,840,000

November 30, 2007	483,031	$5.05 – 8.68	$6.83	$3,300,000

November 30, 2006	382,935	$5.05 – 8.68	$6.34	$2,426,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2008:

Option Price	Number of Shares Under Option
Range Per Share	Outstanding	Exercisable
$6.31 – 7.00	461,000	291,332
7.01 – 8.00	242,234	154,266
8.01 – 9.00	305,000	211,000
9.01 – 9.30	95,500	-

At November 30, 2008, the weighted average remaining contractual life of outstanding options was 2.3 years. Except for the stock options granted during the year ended November 30, 2008, all of the Company’s outstanding options at November 30, 2008 are fully vested. Based upon a closing market price of $4.17 per share for the Company’s Common Stock on November 30, 2008, none of the Company’s outstanding stock options as of November 30, 2008 had any intrinsic value. During the years ended November 30, 2008, 2007 and 2006, the aggregate intrinsic value of stock options exercised amounted to $568,000, $2,143,000, and $576,000, respectively.

19.	Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $601,000 in 2008, $552,000 in 2007, and $493,000 in 2006.

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

Although its products are used in many industries, the Company’s largest individual markets are military/defense and communications equipment. Accounts receivable from military/defense customers represented approximately 51% of total accounts receivable at November 30, 2008 and 49% at November 30, 2007. At November 30, 2008 and 2007, approximately 18% and 20%, respectively, of the Company’s accounts receivable were from customers in the communications equipment industry. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Reportable Operating Segments

The Company designs, develops and manufactures custom electronic components and systems. Although it provides a wide range of products to many industries worldwide, the Company’s largest markets are military/defense, communications, and medical/industrial equipment.

The Company’s current operations are conducted in four reportable segments: signal and power integrity components; microwave components and systems; power management systems; and sensors and controls. The Company’s Signal and Power Integrity Components Business designs and manufactures a broad range of products including coaxial filters, filtered connectors, power filters, antennas, and various specialty ceramic components. Our Microwave Components and Systems Business designs and manufactures radio frequency and microwave filters, amplifiers, mixers, oscillators, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear positioning sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2008, 2007, and 2006, reportable segment information is as follows (in thousands):

	Signal and Power Integrity Components	Microwave Components and Systems	Power Management Systems	Sensors and Controls	Total
2008
Revenue from unaffiliated customers	$52,060	$45,942	$9,879	$22,813	$130,694
Depreciation and amortization expense	1,990	1,977	258	875	5,100
Segment income	9,343	5,492	1,705	3,771	20,311
Segment assets
Tangible assets	21,966	21,052	2,854	7,239	53,111
Goodwill	14,243	14,862	-	7,706	36,811
Capital expenditures	1,367	1,938	432	719	4,456

2007
Revenue from unaffiliated customers	60,713	47,748	7,586	20,492	136,539
Depreciation and amortization expense	1,924	2,041	205	523	4,693
Segment income	11,314	8,791	1,338	2,815	24,258
Segment assets
Tangible assets	22,030	16,100	2,903	5,946	46,979
Goodwill	14,243	13,720	-	7,706	35,669
Capital expenditures	1,999	1,524	372	1,892	5,787

2006
Revenue from unaffiliated customers	58,472	48,716	6,657	11,827	125,672
Depreciation and amortization expense	1,739	1,709	109	330	3,887
Segment income	3,754	9,511	2,012	1,407	16,684
Segment assets
Tangible assets	21,986	14,076	1,190	3,921	41,173
Goodwill	14,243	12,559	-	7,706	34,508
Capital expenditures	6,337	1,189	749	256	8,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2008, 2007, and 2006, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2008	2007	2006

Total depreciation and amortization expense for reportable segments	$5,100	$4,693	$3,887
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	81	130	224

Consolidated depreciation and amortization expense	$5,181	$4,823	$4,111

Income before provision for income taxes	2008	2007	2006

Total income for reportable segments	$20,311	$24,258	$16,684
Unallocated amounts:
General and administrative expense	(6,967)	(6,394)	(7,370)
Interest expense	(369)	(561)	(545)
Other income, net of other expense	505	255	270

Consolidated income before provision for income taxes	$13,480	$17,558	$9,039

Assets	2008	2007	2006

Total assets for reportable segments	$89,922	$82,648	$75,681
Unallocated amounts:
Cash and cash equivalents	5,397	5,183	3,501
Accounts receivable	24,043	25,461	22,676
Other current assets	3,991	2,243	4,531
Other noncurrent assets	11,431	11,384	12,818

Total consolidated assets	$134,784	$126,919	$119,207

Capital expenditures	2008	2007	2006

Total capital expenditures for reportable segments	$4,456	$5,787	$8,531
Unallocated amounts:
Capital expenditures related to general and administrative activities	26	23	23

Total consolidated capital expenditures	$4,482	$5,810	$8,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2008, 2007, and 2006 is as follows (in thousands):

2008	United States	Mexico	China	Germany	All Other Countries	Total

Revenue from unaffiliated customers	$101,891	$1,122	$3,652	$4,231	$19,798	$130,694
Long-lived assets:
Property, plant and equipment	25,599	71	1,558	22	-	27,250

2007

Revenue from unaffiliated customers	107,740	735	5,398	5,726	16,940	136,539
Long-lived assets:
Property, plant and equipment	24,607	95	1,445	30	-	26,177

2006

Revenue from unaffiliated customers	99,403	1,376	3,710	5,327	15,856	125,672
Long-lived assets:
Property, plant and equipment	22,682	93	1,434	27	-	24,236

In 2008, the Company’s largest single customer ( a prime supplier to the military/defense industry ) represented 4% of total consolidated net sales. Sales to this major customer consisted of various signal, power and microwave components and systems.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2008
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$31,154	$32,574	$33,124	$33,842
Gross margin	6,851	8,080	8,592	9,239
Net income	1,789	2,176	2,354	2,532
Earnings per common share:
Basic	0.13	0.16	0.18	0.20
Diluted	0.13	0.16	0.18	0.20

	Year Ended November 30, 2007
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$32,887	$33,558	$35,418	$34,676
Gross margin	7,802	9,133	10,098	9,330
Net income	2,119	2,750	3,081	3,191
Earnings per common share:
Basic	0.16	0.21	0.23	0.24
Diluted	0.16	0.20	0.22	0.23

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

The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2013. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follow (in thousands):

2009	$1,396
2010	1,304
2011	389
2012	321
2013	107

$3,517

Total rent expense under all operating leases amounted to $2,157,000 in 2008, $2,362,000 in 2007, and $2,237,000 in 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Management of Spectrum Control, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Control, Inc.

We have audited Spectrum Control, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Control, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, as stated in their report which is included herein. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Control, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008 of Spectrum Control, Inc. and our report dated February 11, 2009, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 11, 2009

(e) Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 4 and 5 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 6, 2009 (the “Proxy Statement”) is incorporated herein by reference.

Current members of the Company’s Audit Committee are: George J. Behringer, Chairman; Bernard C. Bailey; and Gerald A. Ryan. All of the committee members are independent directors. The Company has determined that Mr. Behringer and Mr. Bailey are “financial experts”, as that term has been defined by the Securities and Exchange Commission.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on the Company’s website at www.spectrumcontrol.com.

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position

John P. Freeman	54	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	56	Senior Vice President, Signal and Power Integrity Products

Robert J. McKenna	55	Senior Vice President, New Business and Resource Development

Richard A. Southworth	66	President, Chief Executive Officer

James F. Toohey	74	Secretary

Brian F. Ward	49	Senior Vice President, Sensors and Controls

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

Mr. Ward is a Marketing graduate of Franklin Pearce College of Business. He joined the Company in 1994 as Director of Marketing and in 1997 was named Vice President of Sales and Marketing. In December of 2000, he was named Senior Vice President. In his current position, Mr. Ward is responsible for the Company’s sensors and controls business. Prior to joining the Company, Mr. Ward held managerial positions in Engineering and Marketing with Clarostat Manufacturing Co. and Oak Grigsby, Inc.

All executive officers are elected by the Board of Directors and serve at the discretion of the Board.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” and “Compensation Discussion and Analysis” on pages 9 through 20 of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Securities Ownership” on pages 7 and 8 of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationships and Related Transactions” on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2009” on page 21 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

Schedule II - Valuation and Qualifying Accounts	71

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

Subsidiaries of the Company (21.1)	72-73

Consent of Ernst & Young LLP (23.1)	74

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	75

Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	76

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (32.1)	77

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 12, 2009		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bernard C. Bailey	Director	February 12, 2009

/s/ George J. Behringer	Director	February 12, 2009

/s/ John P. Freeman	Director,	February 12, 2009

Chief Financial Officer, and Principal Accounting Officer

/s/ J. Thomas Gruenwald	Director	February 12, 2009

/s/ Melvin Kutchin	Director	February 12, 2009

/s/ Gerald A. Ryan	Director	February 12, 2009

/s/ James F. Toohey	Director	February 12, 2009

Spectrum Control, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2008

(Amounts in Thousands)

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Year	Additions Charged to (Credited Against) Costs and Expenses	Deductions		Balance at End of Year

Year ended November 30, 2006:

Allowance for doubtful accounts	$1,032	$266	$447	(1)	$851

Reserve for excess and slow- moving inventories	$2,510	$1,005	$2,174	(2)	$1,341

Year ended November 30, 2007:

Allowance for doubtful accounts	$851	$(89)	$(209	) (1)	$971

Reserve for excess and slow- moving inventories	$1,341	$1,303	$1,416	(2)	$1,228

Year ended November 30, 2008

Allowance for doubtful accounts	$971	$212	$250	(1)	$933

Reserve for excess and slow- moving inventories	$1,228	$1,506	$1,029	(2)	$1,705

(1)	Uncollectible accounts written off, net of recoveries

(2)	Inventories physically scrapped