Form 10-Q
period 2009-02-28
SPECTRUM CONTROL INC
filed 2009-03-30
CIK 92769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2009	Commission File Number 0-8796

Spectrum Control, Inc.
Exact name of registrant as specified in its charter
Pennsylvania	25-1196447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415
(Address)	(Zip Code)

Registrant's telephone number, including area code:	(814) 474-2207

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

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 16, 2009
Common, no par value	12,571,293

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

( Dollar Amounts in Thousands )	February 28,	November 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$ 3,497	$ 5,397
Accounts receivable, less allowances of $ 939 in 2009 and $ 933 in 2008	24,158	24,043
Inventories, net	32,027	30,638
Deferred income taxes	1,684	1,684
Prepaid expenses and other current assets	1,781	2,307
Total current assets	63,147	64,069

Property, plant and equipment, net	26,375	27,250

Other assets
Goodwill	36,811	36,811
Other noncurrent assets	6,474	6,654
Total other assets	43,285	43,465

Total assets	$ 132,807	$ 134,784

Liabilities and Stockholders' Equity
Current liabilities
Short-term debt	$ 7,000	$ 10,000
Accounts payable	6,001	6,541
Income taxes payable	10	36
Accrued liabilities	3,772	4,415
Current portion of long-term debt	487	487
Total current liabilities	17,270	21,479

Long-term debt	475	545
Other liabilities	953	978
Deferred income taxes	8,624	8,491

Stockholders' Equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,248,772 shares in 2009 and 2008	47,934	47,830
Retained earnings	68,757	66,604
Treasury stock, 1,677,479 shares in 2009 and 2008, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	582	645
Total stockholders' equity	105,485	103,291

Total liabilities and stockholders' equity	$ 132,807	$ 134,784

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

( Amounts in Thousands Except Per Share Data )
	For the Three Months Ended
	February 28, 2009	February 29, 2008

Net sales	$ 33,117	$ 31,154

Cost of products sold	24,859	24,303

Gross margin	8,258	6,851

Selling, general and administrative expense	4,867	4,211

Income from operations	3,391	2,640

Other income ( expense ) :
Interest expense	(97)	(42)
Other income and expense, net	29	241
	(68)	199

Income before provision for income taxes	3,323	2,839

Provision for income taxes	1,170	1,050

Net income	$ 2,153	$ 1,789

Earnings per common share :
Basic	$ 0.17	$ 0.13
Diluted	$ 0.17	$ 0.13

Average number of common shares outstanding :
Basic	12,571	13,363
Diluted	12,594	13,642

Dividends per common share	$ -	$ -

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

( Dollar Amounts in Thousands )	For the Three Months Ended
	February 28, 2009	February 29, 2008
Cash Flows From Operating Activities :
Net income	$ 2,153	$ 1,789
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	1,388	1,105
Amortization	202	180
Deferred income taxes	133	114
Equity-based compensation	104	54
Non-cash insurance recoveries	(25)	(252)
Changes in assets and liabilities
Accounts receivable	(131)	3,482
Inventories	(1,394)	(679)
Prepaid expenses and other assets	487	(119)
Accounts payable and accrued expenses	(1,166)	(2,171)
Net cash provided by operating activities	1,751	3,503

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(1,021)	(895)
Insurance proceeds related to property, plant and equipment	500	-
Net cash used in investing activities	(521)	(895)

Cash Flows From Financing Activities :
Net repayment of short-term borrowings	(3,000)	-
Repayment of long-term debt	(70)	(69)
Net proceeds from issuance of common stock	-	157
Purchase of common stock	-	(2,376)
Net cash used in financing activities	(3,070)	(2,288)

Effect of exchange rate changes on cash	(60)	92

Net increase (decrease) in cash and cash equivalents	(1,900)	412

Cash and cash equivalents, beginning of period	5,397	5,183

Cash and cash equivalents, end of period	$ 3,497	$ 5,595

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
February 28, 2009

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

The income tax rates utilized for interim financial statement purposes for the periods ended February 28, 2009 and February 29, 2008 are based on estimates of income and other pertinent tax matters for the entire year.

The consolidated balance sheet at November 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2008.

Note 2 - Nature of Operations

The Company designs and manufactures custom electronic components and systems and has operations in the United States, Mexico, China and Germany. The Company offers a broad line of products which are included in its four reportable business segments: Advanced Specialty Products; Microwave Components and Systems; Power Management Systems; and Sensors and Controls. Although its products are used in many industries worldwide, the Company's largest markets are military/defense, communications, and medical/industrial equipment.

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

Note 4 - Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company's Common Stock. Under the plans, option prices are not less than the market price of the Company's Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At February 28, 2009, options to purchase 1,300,552 shares of Common Stock were available for grant under the Company's stock option plans.

A summary of the Company's stock option activity for the three month period ended February 28, 2009 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate

Outstanding - November 30, 2008	1,103,734	$ 6.31 - 9.30	$ 7.48	$ 8,254,000
Granted during the period	225,000	5.75	5.75	1,293,000
Exercised during the period	-	-	-	-
Cancellations and forfeitures	(131,000)	8.00 - 8.68	8.66	(1,134,000)
Outstanding - February 28, 2009	1,197,734	$ 5.75 - 9.30	$ 7.02	$ 8,413,000

Exercisable - February 28, 2009	585,566	$ 6.31 - 8.66	$ 7.11	$ 4,161,000

The following table summarizes significant ranges of outstanding and exercisable stock options at February 28, 2009:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$ 5.75 - 6.00	225,000	-
6.01 - 7.00	461,000	291,332
7.01 - 8.00	238,234	210,234
8.01 - 9.00	178,000	84,000
9.01 - 9.30	95,500	-

Based upon a closing market price of $5.64 per share for the Company's Common Stock on February 27, 2009, none of the Company's outstanding stock options as of February 28, 2009 had any intrinsic value. At February 28, 2009, the weighted average remaining contractual life of outstanding options was approximately 2.8 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company's stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the three month periods ended February 28, 2009 and February 29, 2008, options to purchase 225,000 shares and 191,000 shares, respectively, of the Company's Common Stock were granted with the following weighted average assumptions:

	Three Months Ended
	February 28, 2009	February 29, 2008
Expected volatility	46.20%	28.80%
Risk-free interest rate	1.66%	2.75%
Expected dividend yield	0.00%	0.00%
Expected option life in years	5.00	5.00
Fair value per share	$ 2.41	$ 4.57

For the periods ended February 28, 2009 and February 29, 2008, equity-based compensation expense (related to stock options) was as follows (in thousands):

Three Months Ended
	February 28, 2009	February 29, 2008
Equity-based compensation expense	$ 104	$ 54

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At February 28, 2009, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2009	$ 310
2010	427
2011	427
2012	164
2013	14
$ 1,342

Note 5 - Inventories

Inventories by major classification are as follows (in thousands):

	February 28, 2009	November 30, 2008

Finished goods	$ 3,992	$ 3,464
Work-in-process	11,907	11,371
Raw materials	16,128	15,803
	$ 32,027	$ 30,638

Inventories are presented net of aggregate inventory reserves of $1,731,000 at February 28, 2009 and $1,705,000 at November 30, 2008.

Note 6 - Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	February 28, 2009	November 30, 2008

Land and improvements	$ 2,276	$ 2,276
Buildings and improvements	15,940	15,889
Machinery and equipment	42,672	42,358
	60,888	60,523
Less accumulated depreciation	34,513	33,273
	$ 26,375	$ 27,250

Note 7 - Goodwill

Changes in the carrying amount of goodwill for the period ended February 28, 2009, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Control	Total

Three Months Ended February 28, 2009

Goodwill, beginning of period	$ 14,243	$ 14,862	$ 7,706	$ 36,811
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-

Goodwill, end of period	$ 14,243	$ 14,862	$ 7,706	$36,811

Note 8 - Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	February 28, 2009	November 30, 2008
Amortizable assets:
Customer-related intangibles	$ 6,926	$ 6,926
Patents and patent rights	314	306
Debt issuance costs	38	38
	7,278	7,270
Less accumulated amortization	3,400	3,198
	3,878	4,072
Other assets:
Prepaid environmental liability insurance (see Note 11)	2,432	2,487
Deferred charges	164	95
	2,596	2,582

Other noncurrent assets	$ 6,474	$ 6,654

For the period ended February 28, 2009, the weighted average amortization period for customer-related intangibles was 8.0 years.

For the periods ended February 28, 2009 and February 29, 2008, amortization of intangible assets was as follows (in thousands):

Three Months Ended
	February 28, 2009	February 29, 2008
Amortization expense	$ 202	$ 180

For each of the five fiscal years ending November 30, 2013, amortization expense is expected to be $784,000, $693,000, $621,000, $502,000, and $502,000, respectively.

Note 9 - Short-Term Debt

Short-term debt consists of the following (in thousands):

	February 28, 2009	November 30, 2008

Notes payable - domestic line of credit (1)	$ 7,000	$ 10,000

Notes payable - foreign line of credit (2)	-	-

	$ 7,000	$ 10,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the "Bank") in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company's tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended February 28, 2009, weighted average borrowings under the revolving line of credit amounted to $8,767,000, with an average interest rate of 2.44%, and maximum month-end borrowings of $9,000,000. During the three month period ended February 29, 2008, weighted average borrowings under the revolving line of credit amounted to $593,000, with an average interest rate of 4.61%, and maximum month-end borrowings of $2,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2009, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company's wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,265,000 (Euro 1,000,000). During the three month periods ended February 28, 2009 and February 29, 2008, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 - Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	February 28, 2009	November 30, 2008

Accrued salaries and wages	$ 2,713	$ 3,540
Accrued environmental remediation costs (see Note 11)	269	269
Accrued interest	33	121
Accrued other expenses	757	485

	$ 3,772	$ 4,415

Note 11 - Other Liabilities

Other liabilities consist of the following (in thousands):

	February 28, 2009	November 30, 2008

Accrued environmental remediation costs	$ 1,222	$ 1,247
Less current portion	269	269

	$ 953	$ 978

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2009, remediation expenditures of $1,666,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,222,000, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas.

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

Based on the Company's current remediation plan, $269,000 of the total remediation costs are expected to be incurred during the next twelve months.

Note 12 - Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended February 28, 2009, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

Note 13 - Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Such nonfinancial assets and nonfinancial liabilities would include those measured at fair value as a result of goodwill or other long-lived asset impairment testing, as well as certain items initially measured at fair value in a business combination.

During quarter ended February 28, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company's consolidated financial condition, results of operations, or cash flow.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of the Company's long-term debt approximate fair value, based on borrowing rates currently available for debt of similar terms and maturities. The Company utilizes letters of credit to collateralize certain long-term borrowings. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

Note 14 - Income Taxes

For the three month periods ended February 28, 2009 and February 29, 2008, the Company's effective income tax rate was 35.2% and 37.0%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, research tax credits, state tax provisions and foreign income tax rates.

During the three month period ended February 28, 2009, the Company's unrecognized tax benefits increased by $37,000. This increase principally related to certain U.S. tax credits. A reconciliation of the Company's unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2008	$ 133
Increases related to:
Prior year tax positions	-
Current year tax positions	37
Balance at February 28, 2009	$ 170

As of February 28, 2009, the Company's unrecognized tax benefits of $170,000 would affect the Company's effective tax rate if recognized.

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

Note 15 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2009	February 29, 2008

Numerator for basic and diluted earnings per common share (in thousands):

Net income	$ 2,153	$ 1,789

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,571	13,363

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,571	13,363

Effect of dilutive stock options	23	279

	12,594	13,642

Earnings per common share:

Basic	$ 0.17	$ 0.13
Diluted	$ 0.17	$ 0.13

Options to purchase 521,734 shares of Common Stock, at a weighted average exercise price of $8.19 per share, were outstanding at February 28, 2009, but were not included in the current period computation of diluted earnings per share because their inclusion would be antidilutive. For the period ended February 29, 2008, options to purchase 191,000 shares of Common Stock, at an exercise price of $15.00 per share, were similarly excluded.

Note 16 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Three Months Ended
	February 28, 2009	February 29, 2008

Net income	$ 2,153	$ 1,789

Foreign currency translation adjustments	(63)	145

Comprehensive income	$ 2,090	$ 1,934

The components of accumulated other comprehensive income are as follows (in thousands):

	February 28, 2009	November 30, 2008

Foreign currency translation adjustments	$ 582	$ 645

Note 17 - Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008

Cash paid during the period for:
Interest	$ 185	$ 128
Income taxes	40	1,362

Note 18 - Reportable Operating Segments

The Company designs, develops and manufactures custom electronic components and systems. Although it provides a wide range of products to many industries worldwide, the Company's largest markets are military/defense, communications, and medical/industrial equipment.

The Company's current operations are conducted in four reportable segments: advanced specialty products (formerly referred to as signal and power integrity components); microwave components and systems; power management systems; and sensors and controls. The Company's Advanced Specialty Products Business designs and manufactures a broad range of products including electromagnetic interference ("EMI") filters and modules, filtered interconnect devices, antennas, specialty connectors, advanced ceramics and related assemblies. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended February 28, 2009 and February 29, 2008, is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended February 28, 2009

Revenue from unaffiliated customers	$ 10,601	$ 14,006	$ 2,794	$ 5,716
Segment income	1,505	1,677	749	1,168

Three Months Ended February 29, 2008

Revenue from unaffiliated customers	13,150	10,392	2,448	5,164
Segment income	2,060	892	360	659

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 28, 2009 and February 29, 2008 is as follows (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008

Total income for reportable segments	$ 5,099	$ 3,971

Unallocated amounts:

General and administrative expense	(1,708)	(1,331)

Interest expense	(97)	(42)

Other income and (expense), net	29	241

Consolidated income before provision for income taxes	$ 3,323	$ 2,839

Note 19 - Contingencies

The Company conducts the design and manufacture of its microwave products in several locations, including a 26,000 square foot, leased facility, in Marlborough, Massachusetts (the "Facility"). On January 1, 2009, the Facility sustained certain wind damage to its roof which, in turn, resulted in water damage to certain machinery and equipment. The Company has completed its assessment of the damage, and information is currently being accumulated to determine the costs associated with repairing the roof and replacing the damaged equipment. After this cost data is accumulated, the Company's insurance carrier will perform its review of the claim information submitted by the Company. Currently, the Company is unable to reasonably estimate the total cost of the claim or the aggregate amount of the insurance carrier's reimbursement. Based on its current assessment, however, the Company does not expect the amount of the uninsured loss, if any, to have a material impact on its consolidated financial position, results of operations, or cash flows. During the three month period ended February 28, 2009, the Company received an advance payment of $500,000 from its insurance carrier in connection with this claim.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

Note 20 - Recent Accounting Pronouncements Not Yet Adopted

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP" of the "Position"). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company's 2010 fiscal year). The Company is currently assessing the impact of this FSP on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141R. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2010 fiscal year), with early adoption prohibited. Once adopted, the Company believes SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2008. All references to "we", "us", "our", or the "Company" in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 59% and 16%, respectively, of our sales for the three months ended February 28, 2009. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

Our operations are currently conducted in four reportable segments: advanced specialty products (formerly referred to as signal and power integrity components); microwave components and systems; power management systems; and sensors and controls. Our Advanced Specialty Products Business designs and manufactures a broad range of products including electromagnetic interference ("EMI") filters and modules, filtered interconnect devices, antennas, specialty connectors, advanced ceramics and related assemblies. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

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

Acquisition

On September 26, 2008, we acquired substantially all of the assets and assumed certain liabilities of SatCon Electronics, Inc. ("SatCon"). SatCon, based in Marlborough, Massachusetts, designs and manufactures high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, and a full line of thin and thick film circuits. The aggregate cash purchase price for SatCon was $5.6 million, which was primarily funded by borrowings under our domestic line of credit.

SatCon's results of operations have been included in our consolidated financial statements since the September 26, 2008 acquisition date. Accordingly, SatCon net sales of $3.1 million are included in the accompanying condensed consolidated statement of income for the three months ended February 28, 2009.

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

Executive Summary

During the first quarter of fiscal 2009, our sales were $33.1 million, an increase of $2.0 million or 6.3% from the comparable period last year. The increase in sales primarily reflects $3.1 million of SatCon product shipments, along with additional shipment volumes for many of our products used in military/defense applications. In the current quarter, excluding the impact of our SatCon acquisition, sales of our microwave products increased $553,000 or 5.3% from a year ago. In addition, sales of our power management systems, sensors, and control products continued to grow, with aggregate shipments of $8.5 million in the first quarter of fiscal 2009, up $898,000 or 11.8% from the same period last year. Virtually all of these sales increases were driven by military/defense applications, with sales to military/defense customers comprising 59% of our total consolidated sales in the current quarter, compared to 47% for the same period a year ago. These sales increases were partially offset by a $2.5 million reduction in shipments for our advanced specialty products, reflecting the worldwide recession and its impact on most of our commercial customers.

In the current quarter, our gross margin was $8.3 million or 24.9% of sales, compared to $6.9 million or 22.0% of sales for the same quarter last year. The increase in gross margin percentage principally reflects reductions in material costs, as well as certain operating efficiencies from higher production volumes. At the end of the current period, we had a total workforce of 1,483 employees, down 2.2% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Overall, we generated net income of $2.2 million or 17 cents per dilutive share in the first quarter of fiscal 2009, compared to net income of $1.8 million or 13 cents per dilutive share for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company's Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended February 28, 2009, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash provided by operating activities was $1.8 million in the first three months of fiscal 2009, compared to $3.5 million for the first three months of 2008. In 2009, net cash provided by operating activities was negatively impacted by growth in our inventories of $1.4 million. This inventory growth principally reflects the replenishment of ceramic component safety stocks and additional work-in-process inventories in support of our sales order backlog. In the first three months of fiscal 2009, our positive operating cash flow and existing cash reserves enabled us to repay $3.0 million of our short-term bank borrowings and fund capital expenditures of $1.0 million.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended February 28, 2009 and February 29, 2008:

	Three Months Ended
	February 28, 2009	February 29, 2008

Net sales	100.0%	100.0%
Cost of products sold	75.1	78.0
Gross margin	24.9	22.0
Selling, general and administrative expense	14.7	13.5
Income from operations	10.2	8.5
Other income (expense)
Interest expense	(0.3)	(0.1)
Other income and expense, net	0.1	0.7
Income before provision for income taxes	10.0	9.1
Provision for income taxes	3.5	3.4

Net income	6.5%	5.7%

The following table sets forth the Company's net sales by reportable operating segments for the periods ended February 28, 2009 and February 29, 2008 (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008

Advanced Specialty Products	$ 10,601	$ 13,150
Microwave Components and Systems	14,006	10,392
Power Management Systems	2,794	2,448
Sensors and Controls	5,716	5,164
	$ 33,117	$ 31,154

First Quarter 2009 Versus First Quarter 2008

Net Sales

Our consolidated net sales were $33.1 million in the first quarter of fiscal 2009, an increase of $2.0 million or 6.3% from the comparable period last year. This increase reflects $3.1 million of SatCon product shipments, as well as additional shipment volumes for many of our products used in military/defense applications. These shipment increases were partially offset by a $2.5 million reduction in sales for our advanced specialty products (formerly referred to as "signal and power integrity components"), reflecting the global recession and its impact on many of our commercial markets.

Sales of our advanced specialty products were $10.6 million in the current quarter, compared to $13.1 million in the first quarter of fiscal 2008. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment. Although sales of these products for military/defense applications were up approximately $760,000 from the same period a year ago, shipments in support of virtually all commercial applications decreased with very soft market demand.

Excluding the impact of our current period SatCon product sales of $3.1 million, sales of our microwave products grew $553,000 or 5.3% from the same quarter of last year. This increase reflects additional shipments of our microwave products in support of numerous military/defense programs, including applications in secure communications, radar systems, and countermeasures for improvised explosive devices.

Sales of our power management systems increased by $346,000 or 14.1%, with sales of $2.8 million in the current quarter and $2.4 million in the comparable period last year. Shipments for these advanced systems were particularly strong in applications for data storage, networking systems, and various military communication equipment. Sales of our sensors and controls amounted to $5.7 million in the first quarter of fiscal 2009, up $552,000 or 10.7% from the same period a year ago. Demand for our custom position sensors continues to increase, particularly in applications supporting military aircraft and vehicles.

Total customer orders received in the first quarter of fiscal 2009 were $31.5 million, virtually unchanged from the $31.6 million received in the first quarter of fiscal 2008.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the first quarter of fiscal 2009, gross margin was $8.3 million or 24.9% of sales, compared to $6.9 million or 22.0% of sales for the same quarter last year. The increase in gross margin percentage principally reflects reductions in material costs, as well as certain operating efficiencies from higher production volumes.

Aggregate material costs were $7.5 million or 22.6% of sales in the first quarter of fiscal 2009, compared to $7.8 million or 24.9% of sales in the first quarter of fiscal 2008. This decrease in material costs reflects numerous factors including improved product yields at our ceramic manufacturing facility in State College, Pennsylvania; greater utilization of vertical manufacturing capabilities throughout all four of our business segments; and continued global sourcing of raw material requirements. Labor costs remained relatively stable throughout the period, amounting to $4.3 million or 13.1% of sales in the current quarter and $4.1 million or 13.2% of sales in the comparable period last year. Total manufacturing overhead was $13.0 million or 39.3% of sales in the current quarter, versus $12.4 million or 39.9% of sales for the same period a year ago. This slight decrease, as a percentage of sales, primarily reflects economies of scale realized with greater sales volume.

At the end of the current period, we had a total workforce of 1,483 employees, down 2.2% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.9 million or 8.8% of sales, compared to $2.6 million or 8.3% of sales for the same period last year. The increase in selling expense primarily reflects changes in sales mix and related increases to our effective sales commission rate. Aggregate general and administrative expense was $2.0 million in the first quarter of fiscal 2009, versus $1.6 million in the comparable period of fiscal 2008. The increase in general and administrative expense reflects higher personnel costs and numerous other operating expense increases.

Interest Expense

Our current quarter interest expense increased by $55,000 from the same period a year ago, principally reflecting higher weighted average borrowings under our domestic line of credit. In the first quarter of fiscal 2009, interest expense from short-term borrowings amounted to $53,000, with weighted average borrowings of $8.8 million and a weighted average interest rate of 2.44%. In the first quarter of fiscal 2008, interest expense from short-term borrowings amounted to $7,000, with weighted average borrowings of $593,000 and a weighted average interest rate of 4.61%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer ("PML") technology, and we have granted several licenses to other entities for the use of PML technology. In the first quarter of fiscal 2008, we received $217,000 of PML license fees and royalty income. In the first quarter of fiscal 2009, no PML license fee or royalty income was realized. It is not known what remaining commercial value, if any, our PML licenses may have.

Income Taxes

For the first three months of fiscal 2009 and 2008, our effective income tax rate was 35.2% and 37.0%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. The difference between the effective tax rates and statutory tax rate principally reflects state tax provisions, research activities tax credits, U.S. domestic production activities deductions, and foreign income tax rates.

Risk Factors That May Affect Future Results

Military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass EMI filters, multisection assemblies, power products, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. Through the first three months of fiscal year 2009, military/defense sales represented approximately 59% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

During the first three months of fiscal year 2009, approximately 16% of our consolidated sales were to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development and evolving industry standards. We face competition from component manufacturers which have integration capabilities, as well as from the internal capabilities of large communications original equipment manufacturers and defense prime contractors. Our future success will depend in part upon the extent to which these parties elect to purchase from outside sources rather than manufacture their own components and systems. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may develop new technologies or products that may offer superior price or performance features, and new products or technologies may render our customers' products obsolete.

We must also continue to make significant investments in research and development efforts in order to develop necessary product enhancements, new designs and technologies. We may not be able to obtain a sufficient number of engineers, or other technical support staff, or the funds necessary to support our research and development efforts when needed. In additions, our research and development efforts may not be successful, and our new products may not achieve market acceptance. Our customers' technologies are complex and new products and enhancements developed by our customers can in turn require long development periods for our new products or for enhancement or adaptation of our existing products. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our business, financial condition and operating results could suffer.

The current worldwide economic downturn and credit crisis may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their new product development and component procurement; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition.

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

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the "Bank"), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At February 28, 2009, $7.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At February 28, 2009, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At February 28, 2009, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio remained relatively stable during the current period. At February 28, 2009, we had net working capital of $45.9 million, compared to $42.6 million at November 30, 2008. At February 28, 2009, current assets were 3.66 times current liabilities, compared to 2.98 at the end of fiscal 2008.

Our capital expenditures for property, plant and equipment amounted to $1.0 million in the first three months of fiscal 2009. Approximately $700,000 of these capital expenditures were made in our microwave components and systems business segment to support manufacturing expansion and improvements. The balance of our current year capital expenditures primarily consists of routine replacement of older fixed assets. At February 28, 2009, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company's outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company's capital structure, liquidity, and the market price of the Company's Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2009, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

As of February 28, 2009, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$ 962	$ 417	$ 65	$ 70	$ 75	$ 80	$ 255
Operating leases	3,168	1,047	1,304	389	321	107	-

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

Net cash provided by operating activities was $1.8 million in the first three months of fiscal 2009, compared to $3.5 million for the first three months of 2008. In 2009, net cash provided by operating activities was negatively impacted by growth in our inventories of $1.4 million. This inventory growth principally reflects the replenishment of ceramic component safety stocks and additional work-in-process inventories in support of our sales order backlog. In the first three months of fiscal 2009, our positive operating cash flow and existing cash reserves enabled us to repay $3.0 million of our short-term bank borrowings.

In January 2009, one of our manufacturing facilities sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery and equipment. Although a final insurance claim and related reimbursement have not yet been determined, we received a $500,000 advance payment from our insurance carrier in the first quarter of fiscal 2009.

At February 28, 2009, the aggregate carrying value of goodwill was $36.8 million or 27.7% of our total assets and 34.9% of our total stockholders' equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For the three months ended February 28, 2009, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

The purchase price for the acquired property consisted of: (a) $1.00, plus (b) closing costs of $695,000 including realtor commissions, transfer taxes, and legal fees; plus (c) the assumption of, and indemnification of Murata against, all environmental liabilities related to the property. The acquired property has known environmental conditions that require remediation, and certain hazardous materials previously used on the property have migrated into neighboring third party areas. These environmental issues arose from the use of chlorinated organic solvents including tetrachloroethylene ("PCE") and trichloroethylene ("TCE"). As a condition to the purchase, we entered into an agreement with the Pennsylvania Department of Environmental Protection ("PADEP") pursuant to which: (a) we agreed to remediate all known environmental conditions relating to the property to a specified industrial standard, with our costs for remediating such conditions being capped at $4,000,000; (b) PADEP released Murata from further claims by Pennsylvania under specified state laws for the known environmental conditions; and (c) we purchased an insurance policy providing clean-up cost cap coverage (for known and unknown pollutants) with a combined coverage limit of approximately $8,200,000, and pollution legal liability coverage (for possible third party claims) with an aggregate coverage limit of $25,000,000. The total premium cost for the insurance policy, which has a ten-year term and an aggregate deductible of $650,000, was $4,762,000. The cost of the insurance associated with the environmental clean-up ($3,604,000) is being charged to general and administrative expense in direct proportion to the actual remediation costs incurred. The cost of the insurance associated with the pollution legal liability coverage ($1,158,000) is being charged to general and administrative expense on a pro rata basis over the ten-year policy term.

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2009, remediation expenditures of $1.7 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.2 million, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

Based on the current remediation plan, $269,000 of the total remediation costs are expected to be incurred during the next twelve months.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we believe our most critical accounting policies relate to the valuation and carrying amounts of accounts receivable, inventories, long-lived assets, and deferred tax assets.

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer's financial condition and the length of time a receivable is past due. At February 28, 2009, our allowance for doubtful accounts was $939,000 or 3.7% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2009. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2009, we had recorded inventory reserves in the aggregate amount of $1.7 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

We review goodwill for possible impairment at least annually. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the general economic climate and conditions within our major served markets will improve within the next few years. If these long-term market conditions do not improve, or in fact deteriorate, our long-lived assets may become materially impaired.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP" or the "Position"). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), and other U.S. generally accepted accounting principles. This FSP is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company's 2010 fiscal year). We are currently assessing the impact of this FSP on our financial condition, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 141R. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it established principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company's 2010 fiscal year), with early adoption prohibited. Once adopted, we believe SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At February 28, 2009, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At February 28, 2009, no interest rate swap agreements were outstanding.

Item 4.  Controls and Procedures

    (a)  Evaluation of Disclosure Controls and Procedures

    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

    (b)  Change in Internal Controls

    There were no changes in the Company's internal controls over financial reporting during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may affect future consolidated operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company's most recently filed annual report on Form 10-K. There have been no significant changes in the Company's risk factors since November 30, 2008.

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

Spectrum Control, Inc. (Registrant)

Date: March 30, 2009	By: /s/ John P. Freeman
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

Date: March 30, 2009

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

Date: March 30, 2009

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
Securities and Exchange Commission 450 Fifth Street, NW Washington, DC 20549

In accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the undersigned hereby certifies that:
(i) This Current Report on Form 10-Q of Spectrum Control, Inc. for the period ended February 28, 2009, (the "Report") fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and
(ii) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Spectrum Control, Inc.
Dated as of this 30th day of March 2009.

/s/ RICHARD A. SOUTHWORTH	/s/ JOHN P. FREEMAN
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Spectrum Control, Inc. and will be retained by Spectrum Control, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.