Form 10-Q
period 2009-05-31
SPECTRUM CONTROL INC
filed 2009-06-30
CIK 92769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2009

Commission File Number 0-8796

Spectrum Control, Inc.

Exact name of registrant as specified in its charter

Pennsylvania	25-1196447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania	16415
(Address)	(Zip Code)

Registrant’s telephone number, including area code: (814) 474-2207

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2009
Common, no par value	12,573,152

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

( Unaudited )

( Dollar Amounts in Thousands )

	May 31, 2009	November 30, 2008
Assets
Current assets
Cash and cash equivalents	$5,112	$5,397
Accounts receivable, less allowances of $ 872 in 2009 and $ 933 in 2008	21,830	24,043
Inventories, net	30,867	30,638
Deferred income taxes	1,684	1,684
Prepaid expenses and other current assets	2,025	2,307

Total current assets	61,518	64,069

Property, plant and equipment, net	26,127	27,250

Other assets
Goodwill	36,811	36,811
Other noncurrent assets	6,148	6,654

Total other assets	42,959	43,465

Total assets	$130,604	$134,784

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$3,000	$10,000
Accounts payable	4,584	6,541
Income taxes payable	15	36
Accrued liabilities	4,267	4,415
Current portion of long-term debt	487	487

Total current liabilities	12,353	21,479

Long-term debt	465	545
Other liabilities	903	978
Deferred income taxes	8,725	8,491

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,250,631 shares in 2009 and 14,248,772 shares in 2008	48,048	47,830
Retained earnings	70,978	66,604
Treasury stock, 1,677,479 shares in 2009 and 2008, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	920	645

Total stockholders’ equity	108,158	103,291

Total liabilities and stockholders’ equity	$130,604	$134,784

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

( Unaudited )

( Amounts in Thousands, Except Per Share Data )

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Net sales	$33,623	$32,574	$66,740	$63,728

Cost of products sold	24,675	24,494	49,534	48,797

Gross margin	8,948	8,080	17,206	14,931

Selling, general and administrative expense	5,464	4,671	10,331	8,882

Income from operations	3,484	3,409	6,875	6,049

Other income ( expense ) :
Interest expense	(66)	(97)	(163)	(139)
Other income and expense, net	9	15	38	256

	(57)	(82)	(125)	117

Income before provision for income taxes	3,427	3,327	6,750	6,166

Provision for income taxes	1,206	1,151	2,376	2,201

Net income	$2,221	$2,176	$4,374	$3,965

Earnings per common share :
Basic	$0.18	$0.16	$0.35	$0.30

Diluted	$0.18	$0.16	$0.35	$0.29

Average number of common shares outstanding :
Basic	12,571	13,234	12,571	13,298

Diluted	12,679	13,358	12,636	13,500

Dividends per common share	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

( Unaudited )

( Dollar Amounts in Thousands )

	For the Six Months Ended May 31,
	2009	2008
Cash Flows From Operating Activities :
Net income	$4,374	$3,965
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	2,539	2,219
Amortization	405	361
Deferred income taxes	234	184
Equity-based compensation	218	124
Non-cash insurance recoveries	(75)	(343)
Changes in assets and liabilities:
Accounts receivable	2,367	2,019
Inventories	(185)	(1,102)
Prepaid expenses and other assets	394	(1,271)
Accounts payable and accrued expenses	(2,148)	(3,029)

Net cash provided by operating activities	8,123	3,127

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(1,914)	(1,599)
Insurance proceeds related to property, plant and equipment	500	-

Net cash used in investing activities	(1,414)	(1,599)

Cash Flows From Financing Activities :
Net proceeds (repayment) of short-term borrowings	(7,000)	5,000
Repayment of long-term debt	(80)	(80)
Net proceeds from issuance of common stock	-	514
Purchase of common stock	-	(4,098)

Net cash provided by (used in) financing activities	(7,080)	1,336

Effect of exchange rate changes on cash	86	122

Net increase (decrease) in cash and cash equivalents	(285)	2,986

Cash and cash equivalents, beginning of period	5,397	5,183

Cash and cash equivalents, end of period	$5,112	$8,169

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

( Unaudited )

Note 1 – Basis of Presentation

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

The condensed consolidated financial statements include the accounts of Spectrum Control, Inc. and its Subsidiaries (“the Company”). All significant intercompany accounts are eliminated upon consolidation.

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

The income tax rates utilized for interim financial statement purposes for the periods ended May 31, 2009 and 2008 are based on estimates of income and other pertinent tax matters for the entire year.

The condensed consolidated balance sheet at November 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2008.

Note 2 – Nature of Operations

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 – Revenue Recognition and Product Warranties

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

Note 4 – Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At May 31, 2009, options to purchase 1,312,552 shares of Common Stock were available for grant under the Company’s stock option plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock option activity for the six month period ended May 31, 2009 is as follows:

	Number of Shares	Option Price
	Under Option	Per Share	Weighted Average	Aggregate

Outstanding – November 30, 2008	1,103,734	$6.31 – 9.30	$7.48	$8,254,000
Granted during the period	297,000	5.75 – 6.43	5.91	1,756,000
Exercised during the period	(8,000)	6.31	6.31	(50,000)
Cancellations and forfeitures	(215,000)	8.00 – 8.68	8.66	(1,862,000)

Outstanding – May 31, 2009	1,177,734	$5.75 – 9.30	$6.88	$8,098,000

Exercisable – May 31, 2009	529,566	$6.31 – 7.60	$6.88	$3,642,000

The following table summarizes significant ranges of outstanding and exercisable stock options at May 31, 2009:

Option Price	Number of Shares Under Option
Range Per Share	Outstanding	Exercisable
$5.75 – 6.00	225,000	-
6.01 – 7.00	525,000	291,332
7.01 – 8.00	238,234	238,234
8.01 – 9.00	94,000	-
9.01 – 9.30	95,500	-

At May 31, 2009, the aggregate intrinsic value of all outstanding stock options was $1,543,000, including an aggregate intrinsic value of $711,000 for all exercisable stock options. During the six month period ended May 31, 2009, stock options were exercised for 8,000 shares, which had an aggregate intrinsic value of $15,000. At May 31, 2009, the weighted average remaining contractual life of outstanding options was approximately 3.1 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company’s stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the six month periods ended May 31, 2009 and 2008, options to purchase 297,000 shares and 285,000 shares, respectively, of the Company’s Common Stock were granted with the following weighted average assumptions:

	Six Months Ended May 31,
	2009	2008
Expected volatility	46.90%	31.60%
Risk-free interest rate	1.72%	2.75%
Expected dividend yield	0.00%	0.00%
Expected option life in years	5.00	5.00
Fair value per share	$2.52	$4.09

For the periods ended May 31, 2009 and 2008, equity-based compensation expense (related to stock options) was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Equity-based compensation expense	$114	$70	$218	$124

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At May 31, 2009, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2009	$229
2010	479
2011	479
2012	215
2013	32

$1,434

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 – Inventories

Inventories by major classification are as follows (in thousands):

	May 31, 2009	November 30, 2008

Finished goods	$3,907	$3,464
Work-in-process	11,987	11,371
Raw materials	14,973	15,803

	$30,867	$30,638

Inventories are presented net of aggregate inventory reserves of $2,364,000 at May 31, 2009 and $1,705,000 at November 30, 2008.

Note 6 – Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	May 31, 2009	November 30, 2008

Land and improvements	$2,276	$2,276
Buildings and improvements	16,125	15,889
Machinery and equipment	43,575	42,358

	61,976	60,523
Less accumulated depreciation	35,849	33,273

	$26,127	$27,250

Note 7 – Goodwill

Changes in the carrying amount of goodwill for the period ended May 31, 2009, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total

Six Months Ended May 31, 2009

Goodwill, beginning of period	$14,243	$14,862	$7,706	$36,811

Goodwill acquired	-	-	-	-

Goodwill impairment	-	-	-	-

Goodwill, end of period	$14,243	$14,862	$7,706	$36,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	May 31, 2009	November 30, 2008

Amortizable assets:

Customer-related intangibles	$6,926	$6,926
Patents and patent rights	328	306
Debt issuance costs	38	38

	7,292	7,270
Less accumulated amortization	3,602	3,198

	3,690	4,072

Other assets:

Prepaid environmental liability insurance (see Note 11)	2,354	2,487
Deferred charges	104	95

	2,458	2,582

Other noncurrent assets	$6,148	$6,654

For the period ended May 31, 2009, the weighted average amortization period for customer-related intangibles was 8.0 years.

For the periods ended May 31, 2009 and 2008, amortization of intangible assets was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Amortization expense	$203	$181	$405	$361

For each of the five fiscal years ending November 30, 2013, amortization expense is expected to be $784,000, $693,000, $621,000, $502,000, and $502,000, respectively.

Note 9 – Short-Term Debt

Short-term debt consists of the following (in thousands):

	May 31, 2009	November 30, 2008
Notes payable – domestic line of credit (1)	$3,000	$10,000

Notes payable – foreign line of credit (2)	-	-

	$3,000	$10,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the six month period ended May 31, 2009, weighted average borrowings under the revolving line of credit amounted to $6,781,000, with an average interest rate of 2.14%, and maximum month-end borrowings of $9,000,000. During the six month period ended May 31, 2008, weighted average borrowings under the revolving line of credit amounted to $2,612,000, with an average interest rate of 3.91% and maximum month-end borrowings of $7,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2009, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,410,000 (Euro 1,000,000). During the six month periods ended May 31, 2009 and 2008, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 – Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	May 31, 2009	November 30, 2008

Accrued salaries and wages	$3,075	$3,540
Accrued environmental remediation costs (see Note 11)	269	269
Accrued interest	78	121
Accrued other expenses	845	485

	$4,267	$4,415

Note 11 – Other Liabilities

Other liabilities consist of the following (in thousands):

	May 31, 2009	November 30, 2008

Accrued environmental remediation costs	$1,172	$1,247

Less current portion	269	269

	$903	$978

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2009, remediation expenditures of $1,716,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,172,000, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expenses.

Based on the Company’s current remediation plan, $269,000 of the total remediation costs are expected to be incurred during the next twelve months.

Note 12 – Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the six month period ended May 31, 2009, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

Note 13 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Such nonfinancial assets and nonfinancial liabilities would include those measured at fair value as a result of goodwill or other long-lived asset impairment testing, as well as certain items initially measured at fair value in a business combination.

During the six month period ended May 31, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial condition, results of operations, or cash flow.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 – Income Taxes

For the six month periods ended May 31, 2009 and 2008, the Company’s effective income tax rate was 35.2% and 35.7%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, research tax credits, state tax provisions and foreign income tax rates.

During the six month period ended May 31, 2009, the Company’s unrecognized tax benefits increased by $37,000. This increase principally related to certain U.S. tax credits. A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2008	$133
Increases related to:
Prior year tax positions	-
Current year tax positions	37

Balance at May 31, 2009	$170

As of May 31, 2009, the Company’s unrecognized tax benefits of $170,000 would affect the Company’s effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$2,221	$2,176	$4,374	$3,965

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,571	13,234	12,571	13,298

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,571	13,234	12,571	13,298

Effect of dilutive stock options	108	124	65	202

	12,679	13,358	12,636	13,500

Earnings per common share:

Basic	$0.18	$0.16	$0.35	$0.30

Diluted	$0.18	$0.16	$0.35	$0.29

Options to purchase 427,734 shares of Common Stock, at a weighted average exercise price of $8.13 per share, were outstanding at May 31, 2009, but were not included in the current period computation of diluted earnings per share because their inclusion would be antidilutive. For the period ended May 31, 2008, options to purchase 191,000 shares of Common Stock, at an exercise price of $15.00 per share, were similarly excluded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Net income	$2,221	$2,176	$4,374	$3,965

Foreign currency translation adjustments	339	191	275	336

Comprehensive income	$2,560	$2,367	$4,649	$4,301

The components of accumulated other comprehensive income are as follows (in thousands):

	May 31, 2009	November 30, 2008

Foreign currency translation adjustments	$920	$645

Note 17 – Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended May 31,
	2009	2008

Cash paid during the period for:

Interest	$206	$151
Income taxes	1,225	3,019

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 – Reportable Operating Segments

The Company designs, develops and manufactures custom electronic components and systems. Although it provides a wide range of products to many industries worldwide, the Company’s largest markets are military/defense, communications, and medical/industrial equipment.

The Company’s current operations are conducted in four reportable segments: advanced specialty products (formerly referred to as signal and power integrity components); microwave components and systems; power management systems; and sensors and controls. The Company’s Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

The Company evaluates performance and allocates resources to its reportable segments based upon numerous factors, including segment income before income taxes. The accounting policies of the reportable segments are the same as those utilized in the preparation of the Company’s consolidated financial statements. However, substantially all of the Company’s general and administrative expenses, and nonoperating expenses, are not allocated to the Company’s reportable operating segments. Accordingly, these expenses are not deducted in arriving at segment income.

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2009 and 2008, is as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended May 31, 2009
Revenue from unaffiliated customers	$10,218	$16,236	$2,047	$5,122
Segment income	895	3,364	285	892

Three Months Ended May 31, 2008
Revenue from unaffiliated customers	13,665	10,355	2,942	5,612
Segment income	2,286	1,374	630	797

Six Months Ended May 31, 2009
Revenue from unaffiliated customers	20,819	30,242	4,841	10,838
Segment income	2,400	5,041	1,033	2,060

Six Months Ended May 31, 2008
Revenue from unaffiliated customers	26,815	20,747	5,390	10,776
Segment income	4,346	2,266	990	1,456

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Total income for reportable segments	$5,436	$5,087	$10,534	$9,058
Unallocated amounts:
General and administrative expense	(1,952)	(1,678)	(3,659)	(3,009)
Interest expense	(66)	(97)	(163)	(139)
Other income and (expense), net	9	15	38	256

Consolidated income before provision for income taxes	$3,427	$3,327	$6,750	$6,166

Note 19 – Contingencies

The Company conducts the design and manufacture of its microwave products in several locations, including a 26,000 square foot, leased facility, in Marlborough, Massachusetts (the “Facility”). On January 1, 2009, the Facility sustained certain wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and building improvements. The Company has completed its assessment of the damage, and information is currently being accumulated to determine the costs associated with repairing the building and replacing the damaged equipment. After this cost data is accumulated, the Company’s insurance carrier will perform its review of the claim information submitted by the Company. Currently, the Company is unable to reasonably estimate the total cost of the claim or the aggregate amount of the insurance carrier’s reimbursement. Based on its current assessment, however, the Company does not expect the amount of the uninsured loss, if any, to have a material impact on its consolidated financial position, results of operations, or cash flows. During the six month period ended May 31, 2009, the Company received an advance payment of $500,000 from its insurance carrier in connection with this claim.

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 – Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 is to be applied prospectively, with retrospective application not permitted, and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the disclosure requirements of this new accounting guidance.

In April 2009, the FASB also issued FASB Staff Position FAS 107-1 / APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (the “FSP”). This FSP amends FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments. The FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4. The Company is currently evaluating the disclosure requirements of this new accounting guidance.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (the “Position”). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this Position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and other U.S. generally accepted accounting principles. This Position is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The Company is currently assessing the impact of this Position on its consolidated financial condition, results of operations, and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2008. All references to “we”, “us”, “our”, or the “Company” in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 61% and 16%, respectively, of our sales for the six months ended May 31, 2009. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

Our operations are currently conducted in four reportable segments: advanced specialty products (formerly referred to as signal and power integrity components); microwave components and systems; power management systems; and sensors and controls. Our Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, and related assemblies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

SatCon’s results of operations have been included in our consolidated financial statements since the September 26, 2008 acquisition date. Accordingly, SatCon net sales of $3.3 million are included in the accompanying condensed consolidated statement of income for the three months ended May 31, 2009 and SatCon net sales of $6.4 million are included for the six month period ended May 31, 2009.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During the second quarter of fiscal 2009, our sales were $33.6 million, an increase of $1.0 million or 3.2% from the comparable period last year. The increase in sales primarily reflects $3.3 million of SatCon product shipments, along with additional shipment volumes for many of our products used in military/defense applications. In the current quarter, excluding the impact of our SatCon acquisition, sales of our microwave products increased $2.5 million or 24.2% from a year ago. Virtually all of these sales were driven by military/defense applications, with sales to military/defense customers comprising 63% of our total consolidated sales in the current quarter, compared to 47% for the same period a year ago. These shipment increases were partially offset by a $3.4 million reduction in shipments for our advanced specialty products and a $1.4 million reduction in shipments of our power management systems, sensors, and control products reflecting the global recession and its impact on most of our commercial customers.

In the current quarter, our gross margin was $8.9 million or 26.6% of sales, compared to $8.1 million or 24.8% of sales for the same quarter last year. The increase in gross margin percentage principally reflects reductions in material costs, as well as certain operating efficiencies from higher production volumes. At the end of the current period, we had a total workforce of 1,336 employees, down 11.9% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Overall, we generated net income of $2.2 million or 18 cents per dilutive share in the second quarter of fiscal 2009, compared to net income of $2.2 million or 16 cents per dilutive share for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the six month period ended May 31, 2009, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash provided by operating activities was $8.1 million in the first six months of fiscal 2009, compared to $3.1 million for the first six months of 2008. The $5.0 million increase in operating cash flow was generated, in part, by improved accounts receivable and inventory turnover rates. In the first half of fiscal 2009, our positive operating cash flow and existing cash reserves enabled us to repay $7.0 million of our short-term bank borrowings and fund capital expenditures of $1.9 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended May 31, 2009 and 2008:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	73.4	75.2	74.2	76.6

Gross margin	26.6	24.8	25.8	23.4

Selling, general and administrative expense	16.2	14.3	15.5	13.9

Income from operations	10.4	10.5	10.3	9.5

Other income (expense)

Interest expense	(0.2)	(0.3)	(0.2)	(0.2)

Other income and expense, net	-	-	-	0.4

Income before provision for income taxes	10.2	10.2	10.1	9.7

Provision for income taxes	3.6	3.5	3.5	3.5

Net income	6.6%	6.7%	6.6%	6.2%

The following table sets forth the Company’s net sales by reportable operating segments for the periods ended May 31, 2009 and 2008 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Advanced Specialty Products	$10,218	$13,665	$20,819	$26,815

Microwave Components and Systems	16,236	10,355	30,242	20,747

Power Management Systems	2,047	2,942	4,841	5,390

Sensors and Controls	5,122	5,612	10,838	10,776

	$33,623	$32,574	$66,740	$63,728

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Second Quarter 2009 Versus Second Quarter 2008

Net Sales

Our consolidated net sales were $33.6 million in the second quarter of fiscal 2009, an increase of $1.0 million or 3.2% from the comparable period last year. This increase reflects $3.3 million of SatCon product shipments, as well as additional shipment volumes for many of our products used in military/defense applications. These shipment increases were partially offset by a $3.4 million reduction in shipments for our advanced specialty products and a $1.4 million reduction in shipments of our power management systems, sensors, and control products reflecting the worldwide recession and its impact on most of our commercial customers.

Sales of our advanced specialty products were $10.2 million in the current quarter, compared to $13.6 million in the second quarter of fiscal 2008. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment. Although sales of these products for military/defense applications were up approximately $42,000 from the same period a year ago, shipments in support of virtually all commercial applications decreased with very soft market demand.

Sales of our microwave components and systems were $16.2 million in the current quarter, compared to $10.4 million in the second quarter of fiscal 2008. Excluding the impact of our current period SatCon product sales of $3.3 million, sales of our microwave products grew $2.5 million or 24.2% from the same quarter of last year. This increase reflects additional shipments of our microwave products in support of numerous military/defense programs, including applications in secure communications, radar systems, and countermeasures for improvised explosive devices.

Sales of our power management systems decreased by $895,000 or 30.4%, with sales of $2.0 million in the current quarter and $2.9 million in the comparable period last year. Sales of these advanced systems for data storage, networking systems and other commercial applications decreased reflecting the soft market demand in our commercial markets. Sales of our sensors and controls amounted to $5.1 million in the second quarter of fiscal 2009, down $490,000 or 8.7% from the same period a year ago. Demand for our custom position sensors remained strong, particularly in applications supporting military aircraft and vehicles, while demand for our commercial temperature sensors decreased with poor market conditions.

Total customer orders received in the second quarter of fiscal 2009 amounted to $36.1 million, compared to $42.2 million received during the same period of fiscal 2008. This reduction reflects the global recession’s impact on substantially all of our commercial markets.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Margin

In the second quarter of fiscal 2009, gross margin was $8.9 million or 26.6% of sales, compared to $8.1 million or 24.8% of sales for the same quarter last year. The increase in gross margin percentage principally reflects reductions in material costs, as well as certain operating efficiencies from higher production volumes.

Aggregate material costs were $7.9 million or 23.5% of sales in the second quarter of fiscal 2009, compared to $7.8 million or 23.9% of sales in the second quarter of fiscal 2008. This decrease in material costs, as a percentage of sales, reflects numerous factors including changes in sales mix. Labor costs remained relatively stable throughout the period, amounting to $4.1 million or 12.3% of sales in the current quarter and $4.1million or 12.5% of sales in the comparable period last year. Total manufacturing overhead was $12.6 million or 37.5% of sales in the current quarter, versus $12.6 million or 38.7% of sales for the same period a year ago. The reduction in manufacturing overhead, as a percentage of sales, primarily reflects economies of scale realized with greater sales volume.

At the end of the current period, we had a total workforce of 1,336 employees, down 11.9% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $3.0 million or 8.8% of sales, compared to $2.7 million or 8.1% of sales for the same period last year. The increase in selling expense primarily reflects changes in sales mix and related increases to our effective sales commission rate. Aggregate general and administrative expense was $2.5 million in the second quarter of fiscal 2009, versus $2.0 million in the comparable period of fiscal 2008. The increase in general and administrative expense principally reflects higher personnel costs, along with numerous other operating expense increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Six Months 2009 Versus Six Months 2008

Net Sales

For the first half of fiscal 2009, our net sales increased by $3.0 million or 4.7%, with consolidated sales of $66.7 million compared to $63.7 million in the first half of fiscal 2008. This increase in sales primarily reflects $6.4 million of SatCon product shipments, along with additional shipment volumes for many of our products used in military/defense applications. In the first half of fiscal 2009, excluding the impact of our SatCon acquisition, sales of our microwave products increased by $3.1 million or 14.7% from a year ago. This increase was driven by numerous military / defense applications and programs. These shipment increases were partially offset by a $6.0 million reduction in sales for our advanced specialty products, and a $549,000 decrease in sales of our power management systems, reflecting the global recession and its impact on many of our commercial markets.

Total consolidated customer orders received in the first half of fiscal 2009 amounted to $67.6 million, compared to $74.1 million for the same period of 2008. Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

For the first six months of fiscal 2009, gross margin was $17.2 million or 25.8% of sales, compared to $14.9 million or 23.4% of sales for the same period last year. In addition to the impact of leveraging fixed manufacturing overhead with increased sales volume, the increase in gross margin primarily reflects lower material costs.

Total material costs amounted to $15.4 million or 23.1% of sales in the first half of fiscal 2009, versus $15.6 million or 24.4% for the same period last year. This decrease in material costs reflects numerous factors including: changes in sales mix; improved product yields at our ceramic manufacturing facility in State College, Pennsylvania; greater utilization of vertical manufacturing capabilities throughout all four of our business segments; and continued global sourcing of raw material requirements. As a percentage of sales, our labor costs remained relatively stable. Direct labor costs were $8.5 million or 12.7% of sales in the first six months of fiscal 2009, compared to $8.2 million or 12.8% of sales for the first six months of fiscal 2008. Manufacturing overhead costs amounted to $25.6 million or 38.4% of sales in the first half of fiscal 2009, versus $25.0 million or 39.3% of sales in the comparable period of fiscal 2008. The decrease in manufacturing overhead, as a percentage of sales, principally reflects the impact of certain fixed manufacturing costs being absorbed over greater sales volume.

Selling, General and Administrative Expense

Total selling expenses amounted to $5.9 million or 8.8% of sales in the first half of fiscal 2009, compared to $5.2 million or 8.2% of sales in the same period last year. The increase in selling expense primarily reflects changes in sales mix and related increases to our effective sales commission rate. Aggregate general and administrative expense was $4.4 million in the first half of fiscal 2009, versus $3.7 million in the comparable period of fiscal 2008. The increase in general and administrative expense principally reflects higher personnel costs, including incentive-based and equity-based compensation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense

For the first half of fiscal 2009, interest expense increased by $24,000 to $163,000, compared to $139,000 for the same period a year ago. For the first six months of fiscal 2009, interest expense on borrowings under our domestic line of credit amounted to $73,000, with weighted average borrowings of $6.8 million and a weighted average interest rate of 2.14%. For the first half of fiscal 2008, interest expense on our line of credit borrowings was $52,000, with weighted average borrowings of $2.6 million and a weighted average interest rate of 3.91%.

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer (“PML”) technology, and we have granted several licenses to other entities for the use of PML technology. In the first half of fiscal 2009, no PML license fee or royalty income was realized. We received $217,000 of PML license fees and royalty income in the first half of fiscal 2008. It is not known what remaining commercial value, if any, our PML licenses may have.

Income Taxes

For the first six months of fiscal 2009 and 2008, our effective income tax rate was 35.2% and 35.7%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. The difference between the effective tax rates and statutory tax rate principally reflects state tax provisions, research activities tax credits, U.S. domestic production activities deductions, and foreign income tax rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors That May Affect Future Results

Military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass EMI filters, multisection assemblies, power products, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. Through the first six months of fiscal year 2009, military/defense sales represented approximately 61% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

During the first six months of fiscal year 2009, approximately 16% of our consolidated sales were to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At May 31, 2009, $3.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At May 31, 2009, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.4 million (Euro 1.0 million). At May 31, 2009, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased during the first half of fiscal 2009. At May 31, 2009, we had net working capital of $49.2 million, compared to $42.6 million at November 30, 2008. At May 31, 2009, current assets were 4.98 times current liabilities, compared to 2.98 at the end of fiscal 2008. The increase in our net working capital and current ratio primarily reflects our positive operating cash flow which enabled us to repay $7.0 million under our domestic line of credit.

Our capital expenditures for property, plant and equipment amounted to $1.9 million in the first six months of fiscal 2009. Approximately $1.2 million of these capital expenditures were made in our microwave components and systems business segment to support manufacturing expansion and improvements. The balance of our current year capital expenditures primarily consists of routine replacement of older fixed assets. At May 31, 2009, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the first half of fiscal 2009, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of May 31, 2009, our obligations and firm commitments are as follows (in thousands):

Contractual obligations	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$952	$407	$65	$70	$75	$80	$255
Operating leases	2,819	698	1,304	389	321	107	-

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

Net cash provided by operating activities was $8.1 million in the first six months of fiscal 2009, compared to $3.1 million for the first six months of 2008. In 2009, net cash provided by operating activities was positively impacted by improved accounts receivable and inventory turnover rates, as well as the timing of certain U.S. corporate income tax payments. In the first six months of fiscal 2009, our positive operating cash flow and existing cash reserves enabled us to repay $7.0 million of our short-term bank borrowings and fully fund all of our required capital expenditures.

In January 2009, one of our manufacturing facilities sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and building improvements. Although a final insurance claim and related reimbursement have not yet been determined, we received a $500,000 advance payment from our insurance carrier in the first half of fiscal 2009.

At May 31, 2009, the aggregate carrying value of goodwill was $36.8 million or 28.2% of our total assets and 34.0% of our total stockholders’ equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a write down of the asset may be necessary. For the six months ended May 31, 2009, no events occurred which would require interim impairment testing and no goodwill impairment losses were recognized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2009, remediation expenditures of $1.7 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.2 million, which are anticipated to be incurred over the next seven years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At May 31, 2009, our allowance for doubtful accounts was $872,000 or 3.8% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during the second half of fiscal 2009. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At May 31, 2009, we had recorded inventory reserves in the aggregate amount of $2.4 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 is to be applied prospectively, with retrospective application not permitted, and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the disclosure requirements of this new accounting guidance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In April 2009, the FASB also issued FASB Staff Position FAS 107-1 / APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (the “FSP”). This FSP amends FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. The FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4. We are currently evaluating the disclosure requirements of this new accounting guidance.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (the “Position”). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this Position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), and other U.S. generally accepted accounting principles. This Position is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). We are currently assessing the impact of this Position on our financial condition, results of operations, and cash flows.

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

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At May 31, 2009, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At May 31, 2009, no interest rate swap agreements were outstanding.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are made known to them by others within those entities in a timely manner, particularly during the period in which this quarterly report on Form 10-Q was being prepared, and that no changes are required at this time.

(b) Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

The Company is exposed to certain risk factors that may affect future consolidated operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company’s most recently filed annual report on Form 10-K. There have been no significant changes in the Company’s risk factors since November 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 6, 2009 at the Bel-Aire Clarion Hotel and Conference Center, 2800 West Eighth Street, Erie, Pennsylvania at 9:00 A.M. All proposals as described in the Company’s Proxy Statement dated March 2, 2009 were approved. Below are details in the matters voted upon at the meeting.

Proposal 1 – Election of Directors

Elections were held for two directors (each to hold office for a term of three years). The results of the votes are as follows:

Name	Votes For	Votes Withheld
J. Thomas Gruenwald	11,263,567	376,452
Gerald A. Ryan	11,031,836	608,183

The terms of the following five directors extend beyond the time of the meeting: Bernard C. Bailey; George J. Behringer; John P. Freeman; Richard A. Southworth; and James F. Toohey.

Proposal 2 – Appointment of Independent Registered Public Accounting Firm

Upon recommendation of the Audit Committee, the Board of Directors resolved to appoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2009; subject only to ratification by the shareholders. The results of the votes are as follows:

Votes For	Votes Against	Abstentions
11,318,813	312,383	8,825

Item 6.	Exhibits and Reports

(a)	Exhibits

Articles of Incorporation of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.1 to Form S-1 registration, and incorporated herein by reference.

By-laws of the Company, as amended, previously filed on February 25, 1981, as Exhibit 3.2 to Form S-1 registration, and incorporated herein by reference.

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1).

Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a) and Rule 15d- 14(a) of the Securities Exchange Act, as amended (31.2)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc.
(Registrant)

Date: June 30, 2009	By:	/s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)