Form 10-Q
period 2009-08-31
SPECTRUM CONTROL INC
filed 2009-09-25
CIK 92769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2009
Common, no par value	12,653,712

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

( Unaudited )

( Dollar Amounts in Thousands )

	August 31, 2009	November 30, 2008
Assets
Current assets
Cash and cash equivalents	$8,019	$5,397
Accounts receivable, less allowances of $838 in 2009 and $933 in 2008	20,988	24,043
Inventories, net	29,995	30,638
Deferred income taxes	1,684	1,684
Prepaid expenses and other current assets	2,178	2,307

Total current assets	62,864	64,069

Property, plant and equipment, net	25,559	27,250

Other assets
Goodwill	36,811	36,811
Other noncurrent assets	5,861	6,654

Total other assets	42,672	43,465

Total assets	$131,095	$134,784

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$-	$10,000
Accounts payable	5,040	6,541
Income taxes payable	14	36
Accrued liabilities	4,468	4,415
Current portion of long-term debt	487	487

Total current liabilities	10,009	21,479

Long-term debt	455	545
Other liabilities	856	978
Deferred income taxes	8,881	8,491

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,329,691 shares in 2009 and 14,248,772 shares in 2008	48,681	47,830
Retained earnings	73,019	66,604
Treasury stock, 1,677,479 shares in 2009 and 2008, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	982	645

Total stockholders’ equity	110,894	103,291

Total liabilities and stockholders’ equity	$131,095	$134,784

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

( Unaudited )

( Amounts in Thousands, Except Per Share Data )

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Net sales	$31,477	$33,124	$98,217	$96,852

Cost of products sold	23,728	24,532	73,262	73,329

Gross margin	7,749	8,592	24,955	23,523

Selling, general and administrative expense	4,589	4,933	14,920	13,815

Income from operations	3,160	3,659	10,035	9,708

Other income ( expense ) :
Interest expense	(43)	(105)	(206)	(244)
Other income and expense, net	2	16	40	272

	(41)	(89)	(166)	28

Income before provision for income taxes	3,119	3,570	9,869	9,736

Provision for income taxes	1,078	1,216	3,454	3,417

Net income	$2,041	$2,354	$6,415	$6,319

Earnings per common share :
Basic	$0.16	$0.18	$0.51	$0.48

Diluted	$0.16	$0.18	$0.50	$0.47

Average number of common shares outstanding :
Basic	12,613	12,980	12,585	13,192

Diluted	12,844	13,058	12,705	13,352

Dividends per common share	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

( Unaudited )

( Dollar Amounts in Thousands )

	For the Nine Months Ended August 31,
	2009	2008
Cash Flows From Operating Activities :
Net income	$6,415	$6,319
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	3,930	3,480
Amortization	606	541
Deferred income taxes	390	329
Equity-based compensation	332	194
Non-cash insurance recoveries	(122)	(402)
Gain on insurance recoveries	(528)	-
Changes in assets and liabilities :
Accounts receivable	3,225	2,119
Inventories	691	(1,829)
Prepaid expenses and other assets	331	(1,073)
Accounts payable and accrued expenses	(1,490)	(2,152)

Net cash provided by operating activities	13,780	7,526

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(2,890)	(3,244)
Insurance proceeds related to property, plant and equipment	1,180	-

Net cash used in investing activities	(1,710)	(3,244)

Cash Flows From Financing Activities :
Net proceeds (repayment) of short-term borrowings	(10,000)	3,000
Repayment of long-term debt	(90)	(89)
Net proceeds from issuance of common stock	519	514
Purchase of common stock	-	(6,500)

Net cash used in financing activities	(9,571)	(3,075)

Effect of exchange rate changes on cash	123	59

Net increase in cash and cash equivalents	2,622	1,266

Cash and cash equivalents, beginning of period	5,397	5,183

Cash and cash equivalents, end of period	$8,019	$6,449

The accompanying notes are an integral part of the financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

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

The income tax rates utilized for interim financial statement purposes for the periods ended August 31, 2009 and 2008 are based on estimates of income and other pertinent tax matters for the entire year.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 – Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At August 31, 2009, options to purchase 1,312,552 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the nine month period ended August 31, 2009 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2008	1,103,734	$6.31 – 9.30	$7.48	$8,254,000
Granted during the period	297,000	5.75 – 6.43	5.91	1,757,000
Exercised during the period	(104,134)	6.31 – 7.60	7.04	(733,000)
Cancellations and forfeitures	(215,000)	8.00 – 8.68	8.66	(1,862,000)

Outstanding – August 31, 2009	1,081,600	$5.75 – 9.30	$6.86	$7,416,000

Exercisable – August 31, 2009	434,432	$6.31 – 7.60	$6.83	$2,966,000

The following table summarizes significant ranges of outstanding and exercisable stock options at August 31, 2009:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.75 – 6.00	225,000	-
6.01 – 7.00	488,000	255,332
7.01 – 8.00	179,100	179,100
8.01 – 9.00	94,000	-
9.01 – 9.30	95,500	-

At August 31, 2009, the aggregate intrinsic value of all outstanding stock options was $2,525,000, including an aggregate intrinsic value of $1,022,000 for all exercisable stock options. During the nine month period ended August 31, 2009, stock options were exercised for 104,134 shares, which had an aggregate intrinsic value of $246,000. At August 31, 2009, the weighted average remaining contractual life of outstanding options was approximately 2.6 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company’s stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the nine month periods ended August 31, 2009 and 2008, options to purchase 297,000 shares and 380,500 shares, respectively, of the Company’s Common Stock were granted with the following weighted average assumptions:

	Nine Months Ended August 31,
	2009	2008
Expected volatility	46.90%	33.10%
Risk-free interest rate	1.72%	2.75%
Expected dividend yield	0.00%	0.00%
Expected option life in years	5.00	5.00
Fair value per share	$2.52	$3.89

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the periods ended August 31, 2009 and 2008, equity-based compensation expense (related to stock options) was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Equity-based compensation expense	$114	$70	$332	$194

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At August 31, 2009, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2009	$114
2010	479
2011	479
2012	215
2013	32

$1,319

Note 5 – Inventories

Inventories by major classification are as follows (in thousands):

	August 31, 2009	November 30, 2008
Finished goods	$4,235	$3,464
Work-in-process	11,599	11,371
Raw materials	14,161	15,803

	$29,995	$30,638

Inventories are presented net of aggregate inventory reserves of $2,746,000 at August 31, 2009 and $1,705,000 at November 30, 2008.

Note 6 – Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	August 31, 2009	November 30, 2008
Land and improvements	$2,276	$2,276
Buildings and improvements	16,324	15,889
Machinery and equipment	44,066	42,358

	62,666	60,523
Less accumulated depreciation	37,107	33,273

	$25,559	$27,250

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 – Goodwill

Changes in the carrying amount of goodwill for the period ended August 31, 2009, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total
Nine Months Ended August 31, 2009
Goodwill, beginning of period	$14,243	$14,862	$7,706	$36,811
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-

Goodwill, end of period	$14,243	$14,862	$7,706	$36,811

Note 8 – Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	August 31, 2009	November 30, 2008
Amortizable assets:
Customer-related intangibles	$6,926	$6,926
Patents and patent rights	335	306
Debt issuance costs	38	38

	7,299	7,270
Less accumulated amortization	3,804	3,198

	3,495	4,072

Other assets:
Prepaid environmental liability insurance (see Note 11)	2,278	2,487
Deferred charges	88	95

	2,366	2,582

Other noncurrent assets	$5,861	$6,654

For the period ended August 31, 2009, the weighted average amortization period for customer-related intangibles was 8.0 years.

For the periods ended August 31, 2009 and 2008, amortization of intangible assets was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Amortization expense	$202	$180	$606	$541

For each of the five fiscal years ending November 30, 2013, amortization expense is expected to be $784,000, $693,000, $621,000, $502,000, and $502,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Short-Term Debt

Short-term debt consists of the following (in thousands):

	August 31, 2009	November 30, 2008
Notes payable – domestic line of credit (1)	$-	$10,000
Notes payable – foreign line of credit (2)	-	-

	$-	$10,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the nine month period ended August 31, 2009, weighted average borrowings under the revolving line of credit amounted to $4,971,000, with an average interest rate of 2.02% and maximum month-end borrowings of $9,000,000. During the nine month period ended August 31, 2008, weighted average borrowings under the revolving line of credit amounted to $3,738,000, with an average interest rate of 3.76% and maximum month-end borrowings of $7,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2009, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,435,000 (Euro 1,000,000). During the nine month periods ended August 31, 2009 and 2008, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 – Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	August 31, 2009	November 30, 2008
Accrued salaries and wages	$3,254	$3,540
Accrued environmental remediation costs (see Note 11)	269	269
Accrued interest	92	121
Accrued other expenses	853	485

	$4,468	$4,415

Note 11 – Other Liabilities

Other liabilities consist of the following (in thousands):

	August 31, 2009	November 30, 2008
Accrued environmental remediation costs	$1,125	$1,247
Less current portion	269	269

	$856	$978

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2009, remediation expenditures of $1,763,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,125,000, which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas.

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

Note 12 – Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the nine month period ended August 31, 2009, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the nine month period ended August 31, 2009, the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated financial condition, results of operations, or cash flows.

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

Note 14 – Income Taxes

For the nine month periods ended August 31, 2009 and 2008, the Company’s effective income tax rate was 35.0% and 35.1%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, research tax credits, state tax provisions and foreign income tax rates.

During the nine month period ended August 31, 2009, the Company’s unrecognized tax benefits increased by $37,000. This increase principally related to certain U.S. tax credits. A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2008	$133
Increases related to:
Prior year tax positions	-
Current year tax positions	37

Balance at August 31, 2009	$170

As of August 31, 2009, the Company’s unrecognized tax benefits of $170,000 would affect the Company’s effective tax rate if recognized.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal income tax returns filed for the tax years 2005 to present, and the tax year 2002 to present for most state income tax returns. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2005 to the present.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$2,041	$2,354	$6,415	$6,319

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,613	12,980	12,585	13,192

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,613	12,980	12,585	13,192

Effect of dilutive stock options	231	78	120	160

	12,844	13,058	12,705	13,352

Earnings per common share:

Basic	$0.16	$0.18	$0.51	$0.48

Diluted	$0.16	$0.18	$0.50	$0.47

Options to purchase 95,500 shares of Common Stock, at a weighted average exercise price of $9.30 per share, were outstanding at August 31, 2009, but were not included in the current period computation of diluted earnings per share because their inclusion would be antidilutive. For the period ended August 31, 2008, options to purchase 404,500 shares of Common Stock, at a weighted average exercise price of $8.75 per share, were similarly excluded.

Note 16 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net income	$2,041	$2,354	$6,415	$6,319

Foreign currency translation adjustments	61	(176)	337	160

Comprehensive income	$2,102	$2,178	$6,752	$6,479

The components of accumulated other comprehensive income are as follows (in thousands):

	August 31, 2009	November 30, 2008

Foreign currency translation adjustments	$982	$645

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended August 31,
	2009	2008
Cash paid during the period for:

Interest	$235	$271
Income taxes	2,393	4,157

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended August 31, 2009 and 2008, is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended August 31, 2009
Revenue from unaffiliated customers	$10,305	$14,495	$2,173	$4,504
Segment income	1,024	2,618	596	490

Three Months Ended August 31, 2008
Revenue from unaffiliated customers	13,225	11,483	2,341	6,075
Segment income	2,675	1,166	425	1,165

Nine Months Ended August 31, 2009
Revenue from unaffiliated customers	31,124	44,737	7,014	15,342
Segment income	3,423	7,660	1,630	2,551

Nine Months Ended August 31, 2008
Revenue from unaffiliated customers	40,040	32,230	7,731	16,851
Segment income	7,021	3,432	1,415	2,621

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Total income for reportable segments	$4,728	$5,431	$15,264	$14,489
Unallocated amounts:
General and administrative expense	(1,568)	(1,772)	(5,229)	(4,781)
Interest expense	(43)	(105)	(206)	(244)
Other income and (expense), net	2	16	40	272

Consolidated income before provision for income taxes	$3,119	$3,570	$9,869	$9,736

Note 19 – Insurance Recoveries

The Company conducts its operations in numerous locations, including a leased facility in Marlborough, Massachusetts (the “Marlborough Facility”) and an owned facility in Wesson, Mississippi (the “Wesson Facility”). On January 1, 2009, the Marlborough Facility sustained certain wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and leasehold improvements. On January 26, 2009, a small outbuilding at the Wesson Facility sustained a fire, destroying the outbuilding and certain plating equipment contained inside. The aggregate book value of the assets damaged or destroyed by these two involuntary conversions amounted to $652,000. In addition, the Company incurred costs of $106,000 for various clean-up, repairs and related outside services. During the third quarter ended August 31, 2009, all related insurance claims were settled, with the Company receiving aggregate insurance recoveries of $1,286,000. Accordingly, the Company has recorded a net gain of $528,000 representing the excess of the insurance recoveries over the carrying value of the assets destroyed and related costs incurred. This credit has been included in selling, general and administrative expense in the Company’s consolidated statement of income for the three months and nine months ended August 31, 2009.

Note 20 – Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

Note 21 – Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. Once adopted, the Company believes SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (the “Position”). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this Position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. This Position is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The Company is currently assessing the impact of this Position on its consolidated financial condition, results of operations, and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2009, the FASB issued Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply. Once SFAS No. 168 is in effect, all of its contents will carry the same level of authority, effectively superseding SFAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of SFAS No. 168 will not have a material impact on the Company’s consolidated financial condition, results of operations, and cash flows.

Note 22 – Subsequent Events

In May 2009, the FASB issued Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the balance sheet date, and are recognized in the financial statements, and (2) events that provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements are issued or are available to be issued, and are not recognized at the balance sheet date. In accordance with SFAS No. 165, an entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements of SFAS No. 165 are effective for interim and annual financial periods ending after June 15, 2009. The Company has evaluated its August 31, 2009 consolidated financial statements for subsequent events through September 25, 2009, the date the consolidated financial statements were issued and filed with the SEC. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated condensed financial statements.

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

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 61% and 15%, respectively, of our sales for the nine months ended August 31, 2009. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

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

SatCon’s results of operations have been included in our consolidated financial statements since the September 26, 2008 acquisition date. Accordingly, SatCon net sales of $2.6 million are included in the accompanying condensed consolidated statement of income for the three months ended August 31, 2009 and SatCon net sales of $9.1 million are included for the nine month period ended August 31, 2009.

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors”, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During the third quarter of fiscal 2009, our sales were $31.5 million, a decrease of $1.6 million or 5.0% from the comparable period last year. This decrease reflects weakness in demand from many of our commercial customers, which was partially offset by continued strength throughout our military/defense markets. Shipments to military/defense customers were $19.2 million or 61% of our total consolidated sales in the current quarter, compared to $15.8 million or 48% for the same period a year ago.

In the current quarter, our gross margin was $7.7 million or 24.6% of sales, compared to $8.6 million or 25.9% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects the impact of lower sales volume and fixed manufacturing overhead. At the end of the current period, we had a total workforce of 1,301 employees, down 14.2% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Earlier in fiscal 2009, one of our manufacturing facilities sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and leasehold improvements. In a separate incident, a small outbuilding at another of our manufacturing facilities sustained a fire, destroying the outbuilding and certain equipment contained inside. During the third quarter ended August 31, 2009, all related insurance claims were settled and we received aggregate insurance proceeds of $1.3 million. As a result, we recorded a net gain of $528,000 representing the excess of the insurance recoveries over the carrying value of the assets destroyed and related costs incurred.

Overall, we generated net income of $2.0 million or 16 cents per dilutive share in the third quarter of fiscal 2009, compared to net income of $2.4 million or 18 cents per dilutive share for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the nine month period ended August 31, 2009, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash provided by operating activities was $13.8 million in the first nine months of fiscal 2009, compared to $7.5 million for the first nine months of 2008. The $6.3 million increase in operating cash flow was generated, in part, by improved accounts receivable and inventory turnover rates. In the three quarters of fiscal 2009, our positive operating cash flow and existing cash reserves enabled us to repay $10.0 million of our short-term bank borrowings and fund capital expenditures of $2.9 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended August 31, 2009 and 2008:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	75.4	74.1	74.6	75.7

Gross margin	24.6	25.9	25.4	24.3

Selling, general and administrative expense	14.6	14.9	15.2	14.3

Income from operations	10.0	11.0	10.2	10.0

Other income (expense)

Interest expense	(0.1)	(0.3)	(0.2)	(0.3)

Other income and expense, net	-	-	-	0.3

Income before provision for income taxes	9.9	10.7	10.0	10.0

Provision for income taxes	3.4	3.6	3.5	3.5

Net income	6.5%	7.1%	6.5%	6.5%

The following table sets forth the Company’s net sales by reportable operating segments for the periods ended August 31, 2009 and 2008 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008

Advanced Specialty Products	$10,305	$13,225	$31,124	$40,040

Microwave Components and Systems	14,495	11,483	44,737	32,230

Power Management Systems	2,173	2,341	7,014	7,731

Sensors and Controls	4,504	6,075	15,342	16,851

	$31,477	$33,124	$98,217	$96,852

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Third Quarter 2009 Versus Third Quarter 2008

Net Sales

During the third quarter of fiscal 2009, our sales were $31.5 million, a decrease of $1.6 million or 5.0% from the comparable period last year. This decrease reflects weakness in demand from many of our commercial customers, which was partially offset by continued strength throughout our military/defense markets. Shipments to military/defense customers were $19.2 million or 61% of our total consolidated sales in the current quarter, compared to $15.8 million or 48% for the same period a year ago.

Sales of our microwave components and systems were $14.5 million in the current quarter, compared to $11.5 million in the third quarter of fiscal 2008. In addition to our current period SatCon product sales of $2.6 million, sales of our microwave products grew $367,000 or 3.2% from the same quarter of last year. This increase reflects additional shipments of our microwave products in support of numerous military/defense programs, including applications in secure communications, radar systems, and countermeasures for improvised explosive devices.

Sales of our advanced specialty products were $10.3 million in the current quarter, down $2.9 million from the third quarter of fiscal 2008. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment. While demand for these products in military/defense applications remains strong, shipments in support of virtually all commercial applications continue to be soft, reflecting the global recession and its impact on most of our commercial customers.

Sales of our power management systems decreased by $168,000 or 7.2%, with sales of $2.2 million in the current quarter and $2.3 million in the comparable period last year. Sales of these advanced systems for data storage, networking systems and other commercial applications decreased reflecting the soft market demand in our commercial markets.

Sales of our sensors and controls amounted to $4.5 million in the third quarter of fiscal 2009, down $1.6 million or 25.9% from the same period a year ago. Shipments of these products supporting military/defense applications, particularly military aircraft and vehicles, increased slightly during the current quarter. Sales of our custom position and sensor products used in various commercial applications decreased by $1.7 million compared to a year ago, reflecting poor overall market conditions.

Total customer orders received in the third quarter of fiscal 2009 amounted to $32.4 million, an increase of $1.3 million or 4% from the same period of fiscal 2008.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the third quarter of fiscal 2009, gross margin was $7.7 million or 24.6% of sales, compared to $8.6 million or 25.9% of sales for the same quarter last year. This decrease in gross margin percentage principally reflects the impact of lower sales volume and fixed manufacturing overhead.

As a percentage of sales, material and labor costs remained unchanged during the period. Aggregate material and labor costs were $11.1 million or 35.4% of total consolidated sales in the third quarter of fiscal 2009, versus $11.7 million or 35.4% of sales for the comparable quarter a year ago. Total manufacturing overhead was $12.6 million or 40.0% of sales in the current quarter, versus $12.8 million or 38.6% of sales for the same period a year ago. The increase in manufacturing overhead, as a percentage of sales, primarily reflects certain operating inefficiencies from lower than anticipated production levels.

At the end of the current period, we had a total workforce of 1,301 employees, down 14.2% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.8 million or 8.7% of sales, compared to $2.8 million or 8.4% of sales for the same period last year. The increase in selling expense, as a percentage of sales, primarily reflects certain fixed selling costs being absorbed over lower sales volume. Aggregate general and administrative expense was $1.8 million in the third quarter of fiscal 2009, versus $2.2 million in the comparable period of fiscal 2008. The decrease in general and administrative expense reflects a net gain of $528,000, representing the excess of insurance recoveries over the carrying value of certain assets destroyed by water and fire damage earlier this year at two of our manufacturing facilities. In the current quarter, the impact of this gain was partially offset by increased legal and professional expenses.

Nine Months 2009 Versus Nine Months 2008

Net Sales

For the first nine months of fiscal 2009, our net sales increased by $1.4 million or 1.4%, with consolidated sales of $98.2 million compared to $96.8 million in the same period in fiscal 2008. This increase in sales reflects $9.1 million of SatCon product shipments, along with additional shipment volumes for many of our products used in military/defense applications. In the first nine months of fiscal 2009, excluding the impact of our SatCon acquisition, sales of our microwave products increased by $3.4 million or 10.6% from a year ago. This increase was driven by numerous military/defense applications and programs. These shipment increases were partially offset by an $8.9 million reduction in sales for our advanced specialty products, a $1.5 million reduction in sales for our sensors and controls products and a $717,000 decrease in sales of our power management systems, reflecting the worldwide recession and its impact on most of our commercial markets.

Total consolidated customer orders received in the first nine months of fiscal 2009 amounted to $100.0 million, compared to $105.1 million for the same period of 2008. Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

For the first nine months of fiscal 2009, gross margin was $25.0 million or 25.4% of sales, compared to $23.5 million or 24.3% of sales for the same period last year. In addition to the impact of leveraging fixed manufacturing overhead with increased sales volume, the improvement in gross margin percentage reflects lower material costs.

Total material costs amounted to $22.7 million or 23.1% of sales in the first nine months of fiscal 2009, versus $23.1 million or 23.9% of sales for the same period last year. This decrease in material costs reflects numerous factors, including changes in sales mix and continued global sourcing of raw material requirements. As a percentage of sales, our labor costs remained relatively stable. Direct labor costs were $12.3 million or 12.6% of sales in the first nine months of fiscal 2009, compared to $12.4 million or 12.8% of sales for the first nine months of fiscal 2008. Manufacturing overhead costs amounted to $38.2 million or 38.9% of sales in the first nine months of fiscal 2009, versus $37.8 million or 39.1% of sales in the comparable period of fiscal 2008. The decrease in manufacturing overhead, as a percentage of sales, principally reflects the impact of certain fixed manufacturing costs being absorbed over greater sales volume.

Selling, General and Administrative Expense

Total selling expenses amounted to $8.6 million or 8.8% of sales in the first nine months of fiscal 2009, compared to $8.0 million or 8.3% of sales in the same period last year. The increase in selling expense primarily reflects changes in sales mix and related increases to our effective sales commission rate. Aggregate general and administrative expense was $6.3 million in the first nine months of fiscal 2009, versus $5.8 million in the comparable period of fiscal 2008. The increase in general and administrative expense principally reflects higher personnel costs, including incentive-based and equity-based compensation.

Interest Expense

For the first nine months of fiscal 2009, interest expense decreased by $38,000 to $206,000, compared to $244,000 for the same period a year ago. For the first three quarters of fiscal 2009, interest expense on borrowings under our domestic line of credit amounted to $77,000, with weighted average borrowings of $5.0 million and a weighted average interest rate of 2.02%. For the first three quarters of fiscal 2008, interest expense on our line of credit borrowings was $107,000, with weighted average borrowings of $3.7 million and a weighted average interest rate of 3.76%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income and Expense

We hold several United States and foreign patents relating to polymer multilayer (“PML”) technology, and we have granted several licenses to other entities for the use of PML technology. In the first nine months of fiscal 2009, no PML license fee or royalty income was realized. We received $217,000 of PML license fees and royalty income in the first nine months of fiscal 2008. It is not known what remaining commercial value, if any, our PML licenses may have.

Income Taxes

For the first nine months of fiscal 2009 and 2008, our effective income tax rate was 35.0% and 35.1%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. The difference between the effective tax rates and statutory tax rate principally reflects state tax provisions, research activities tax credits, U.S. domestic production activities deductions, and foreign income tax rates.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At August 31, 2009, no borrowings were outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At August 31, 2009, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.4 million (Euro 1.0 million). At August 31, 2009, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased during the first nine months of fiscal 2009. At August 31, 2009, we had net working capital of $52.9 million, compared to $42.6 million at November 30, 2008. At August 31, 2009, current assets were 6.28 times current liabilities, compared to 2.98 at the end of fiscal 2008. The increase in our net working capital and current ratio primarily reflects our positive operating cash flow which enabled us to repay $10.0 million under our domestic line of credit.

Our capital expenditures for property, plant and equipment amounted to $2.9 million in the first nine months of fiscal 2009. Approximately $1.6 million of these capital expenditures were made in our microwave components and systems business segment to support manufacturing expansion and improvements. The balance of our current year capital expenditures primarily consists of routine replacement of older fixed assets. At August 31, 2009, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the first three quarters of fiscal 2009, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of August 31, 2009, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$942	$397	$65	$70	$75	$80	$255

Operating leases	2,470	349	1,304	389	321	107	-

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

Net cash provided by operating activities was $13.8 million in the first nine months of fiscal 2009, compared to $7.5 million for the first nine months of 2008. In 2009, net cash provided by operating activities was positively impacted by improved accounts receivable and inventory turnover rates, as well as the timing of certain U.S. corporate income tax payments. In the first nine months of fiscal 2009, our positive operating cash flow and existing cash reserves enabled us to repay $10.0 million of our short-term bank borrowings and fully fund all of our required capital expenditures.

In January 2009, one of our manufacturing facilities sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and leasehold improvements. In a separate incident, a small outbuilding at another of our manufacturing facilities sustained a fire, destroying the outbuilding and certain equipment contained inside. During the third quarter ended August 31, 2009, all related insurance claims were settled and we received $1.2 million of insurance proceeds for the damaged plant and equipment.

At August 31, 2009, the aggregate carrying value of goodwill was $36.8 million or 28.1% of our total assets and 33.2% of our total stockholders’ equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For the nine months ended August 31, 2009, no events occurred which would require interim impairment testing and no goodwill impairment losses were recognized.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2009, remediation expenditures of $1.8 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.1 million, which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) implementation of a chemical oxidation system; (c) completion of soil investigations to determine the extent of potential soil contamination; (d) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (e) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At August 31, 2009, our allowance for doubtful accounts was $838,000 or 3.8% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during the next twelve months. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2009, we had recorded inventory reserves in the aggregate amount of $2.7 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it established principles and requirements over how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will change the accounting treatment for certain specific items, including acquisition-related costs, acquired contingent liabilities, and restructuring costs associated with the acquisition. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. Once adopted, we believe SFAS No. 141R will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (the “Position”). This Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this Position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. This Position is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). We are currently assessing the impact of this Position on our consolidated financial condition, results of operations, and cash flows.

In June 2009, the FASB issued Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements that are presented in conformity with GAAP. It arranged these sources of GAAP in a hierarchy for users to apply. Once SFAS No. 168 is in effect, all of its contents will carry the same level of authority, effectively superseding SFAS No. 162. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of SFAS No. 168 will not have a material impact on the Company’s consolidated financial condition, results of operations, and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At August 31, 2009, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At August 31, 2009, no interest rate swap agreements were outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

(b) Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

The Company is exposed to certain risk factors that may affect future consolidated operating and financial results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our future business operations. You are encouraged to review our most recently filed annual report on Form 10-K to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings, and stock price.

Current Worldwide Recession

The current global economic downturn and credit crisis may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their new product development and component procurement; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition.

Significance of Military and Defense Spending

Military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide low pass EMI filters, multisection assemblies, power products, and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. Through the first nine months of fiscal year 2009, military/defense sales represented approximately 61% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

Volatile Communications Equipment Market

During the first nine months of fiscal year 2009, approximately 15% of our consolidated sales were to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

Competitive Markets

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development and evolving industry standards. We face competition from component manufacturers which have integration capabilities, as well as from the internal capabilities of large original equipment manufacturers and defense prime contractors. Our future success will depend in part upon the extent to which these parties elect to purchase from outside sources rather than manufacture their own components and systems. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may develop new technologies or products that may offer superior price or performance features, and new products or technologies may render our customers’ products obsolete.

Need for Continuous New Product Development

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

Integrating Acquired Businesses

As part of our growth strategy, we expect to make strategic acquisitions which expand our technologies, product offerings, and customer base. Historically, our acquisitions have been integrated into our existing businesses. The acquisition and integration of businesses includes numerous risks, including the following: (1) potential exposure to unknown liabilities of the acquired companies; (2) higher than anticipated acquisition costs and expenses; (3) potential disruption to our ongoing business and diversion of management time and attention; (4) difficulties in adopting and maintaining uniform standards, controls, procedures, and policies; (5) loss of key employees and customers as a result of changes in management; and (6) possible dilution to our shareholders. We may not be successful in overcoming these risks or any other problems encountered in connection with any of our acquisitions. In addition, we may make a strategic acquisition knowing that the transaction may adversely affect our short-term profitability, perhaps because the acquisition candidate may be experiencing operating losses. We may believe that the benefits of acquiring such a company outweigh the operating losses the candidate is experiencing and the losses that we expect to experience before being able to make the acquisition candidate profitable. The completion of such an acquisition in the future would negatively affect our profitability and may cause a decline in our stock price. Future acquisitions may also require significant increases in our bank indebtedness, and related restrictive loan covenants, which may negatively impact our future operating performance and financial results.

Retaining and Attracting Technical Personnel

There is a continuing demand for qualified technical personnel. We believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in our industry is intense and there are a limited number of persons, especially engineers, with knowledge of and experience in our technologies. Our design and development efforts depend on hiring and retaining qualified technical personnel. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our operating performance or on our ability to capitalize on market opportunities.

Protecting Intellectual Property Rights

Our success is dependent upon our proprietary technology. We do not currently have material patents. We rely principally on trade secret and copyright laws, certain employee and third-party non-disclosure agreements, as well as limited access to and distribution of proprietary information, in order to protect our technology. Trade secret laws afford us limited protection because they cannot be used to prevent third parties from reverse engineering and reproducing our products. Similarly, copyright laws afford us limited protection because copyright protection extends only to how an idea is expressed and does not protect the idea itself. Moreover, third parties could independently develop technologies that compete with our technologies. We cannot provide assurance that the obligations on the part of our employees and business partners to maintain the confidentiality of our proprietary technology will prevent disclosure of such information by our employees or third parties. Litigation may be necessary for us to defend against claims of infringement or protect our proprietary technology, which could result in substantial cost to us and diversion of our efforts. We cannot provide assurances that we would prevail in any such litigation. Our inability to protect our proprietary technology could have a material adverse effect on our business, financial condition and results of operations. Although we believe that our products and proprietary rights do not infringe on the patents and proprietary rights of third parties, we cannot provide assurance that infringement claims, regardless of merit, will not be asserted against us. In addition, effective copyright and trade secret protection of our proprietary technology may be unavailable or limited in certain foreign countries.

International Sales and Operations

In fiscal year 2008, sales to international customers comprised approximately 19% of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain manufacturing facilities in Mexico and China. International sales and operations are subject to numerous risks including political and economic instability in foreign markets, currency exchange rate fluctuations, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs, and the costs of complying with a wide variety of export laws and regulatory requirements. For certain of our international products and system sales, we must obtain appropriate export licenses. Because of these various risks and uncertainties, we cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable.

Price Fluctuations for Precious Metals

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

Price Pressures from our Customers

Many of our commercial customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. These customers frequently negotiate volume supply arrangements well in advance of delivery dates, requiring us to commit to price reductions before we can determine whether the assumed cost reductions or the negotiated supply volumes can be achieved. To offset declining average sales prices to these commercial customers, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results.

Environmental Issues

Our operations are subject to federal, state, local and foreign environmental laws and regulations. As a result, we may be involved from time to time in administrative or legal proceedings relating to environmental matters. We cannot provide assurance that the aggregate amount of future clean-up costs and other environmental liabilities will not be material. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretations of existing laws and regulations may require us to make additional expenditures, some of which could be material.

Risks Related to our Securities

A number of factors could cause the market price of our Common Stock to fluctuate significantly, including: (1) our quarterly operating results or those of our competitors; (2) the public’s reaction to our press releases, announcements, and our filings with the Securities and Exchange Commission; (3) changes in earnings estimates or recommendations by research analysts; (4) changes in general economic factors, financial markets, or pertinent industry-wide conditions; (5) natural disasters, terrorist attacks, or acts of war; and (6) other developments affecting us or our competitors. In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Pennsylvania law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline. We are a Pennsylvania corporation and the anti-takeover provisions of Pennsylvania law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing shareholders. Our certificate of incorporation and bylaws provide, among other things, for board members to serve staggered three-year terms. Our incorporation under Pennsylvania law, the acceleration of the vesting of outstanding stock options upon a change in control, and certain provisions of our certificate of incorporation and bylaws could impede a merger, takeover, or other business combination involving us, or discourage a potential acquirer from making a tender offer for our Common Stock which, under certain circumstances, could reduce the market value of our Common Stock.

Other Risks and Uncertainties

Our results of operations may be negatively affected in the future by a variety of other factors, including: (1) cancellation of existing sales order backlog; (2) unanticipated impairment of assets; (3) changes in product mix; (4) inability to timely increase production to meet some of our customer’s increased demands; and (5) litigation involving antitrust, product warranty, product liability, and other issues.

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

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1).

Certification of Chief Financial Officer pursuant to Rule 13a – 14 (a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spectrum Control, Inc.
(Registrant)

September 25, 2009	By:	/s/ John P. Freeman
John P. Freeman Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)