Form 10-K
period 2009-11-30
SPECTRUM CONTROL INC
filed 2010-02-11
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐.

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

At May 31, 2009, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $8.22 was $97,181,525. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 29, 2010, the registrant had outstanding 12,712,865 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 12, 2010 are incorporated by reference into Part III of this Form 10-K.

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

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 61% and 16%, respectively, of our fiscal 2009 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and missile defense systems. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical imaging equipment and instrumentation, industrial automation and controls, computers, IT hubs, and storage devices.

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

Spectrum Control, Inc. (the “Parent company”) was incorporated in Pennsylvania in 1968. The Parent company currently operates manufacturing facilities in Fairview, Pennsylvania; State College, Pennsylvania; and Wesson, Mississippi. Operations in Fairview include the design and manufacture of advanced specialty products. In State College, the Parent company’s operations include the design and manufacture of power management systems. Operations in Wesson principally consist of metal fabrication manufacturing in support of our power product offerings. The Parent company’s executive offices are located in Fairview.

Spectrum Control Technology, Inc. (“Spec Tech”) is a wholly-owned subsidiary of the Parent company. Spec Tech designs and manufactures advanced ceramic products at its state-of-the-art ceramic facility in State College, Pennsylvania. In addition to producing specialty ceramic capacitors used in the Company’s EMI filters, Spec Tech designs and manufactures other advanced ceramics including various ceramic-based antenna products and related assemblies.

Other wholly-owned subsidiaries of the Parent company include: Spectrum Microwave, Inc.; Spectrum SEI Microwave, Inc.; Spectrum FSY Microwave, Inc.; Spectrum Sensors and Controls, Inc. (CA Corp); Spectrum Sensors and Controls, Inc. (PA Corp.); Spectrum Control, GmbH; Spectrum Control de Mexico; and Spectrum Control (Hong Kong) Limited.

Spectrum Microwave, Inc. (“Spec Microwave”) and Spectrum SEI Microwave, Inc. (“SEI”) design and manufacture various radio frequency (“RF”) and microwave products. These high-end components and integrated assemblies include amplifiers, frequency mixers, filters, microelectronics, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Currently, Spec Microwave operates facilities in Philadelphia, Pennsylvania; Palm Bay, Florida; Marlborough and Worcester, Massachusetts; Auburn, New York; as well as a portion of our facility in State College, Pennsylvania. SEI’s operating facility is located in Delmar, Delaware.

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

Spectrum Control, GmbH, located in Schwabach, Germany, principally acts as a distributor for the Company’s advanced specialty products in the European market.

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

Spectrum Control Electronics (Dongguan) Co. Ltd. (“Spec China”), a wholly-owned subsidiary of Spec HK, located in Qiao Tou Town, China, commenced operations in 2003 as the Company’s low-cost manufacturing center for Asia. Currently, Spec China manufactures certain advanced specialty products, power management systems, and sensors and controls for various commercial customers.

RECENT DEVELOPMENTS

ACQUISITION

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”). Micro Networks, with operations in Worcester, Massachusetts and Auburn, New York, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. Micro Networks’ products also include integrated microwave assemblies with hybrid circuit design, precision bulk acoustic wave delay lines and synthesizers. We believe that these products and related SAW technology, which are currently used predominantly in defense and aerospace applications, are a natural complement and extension to our existing Microwave Components and Systems business segment. We also believe that our vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for Micro Networks’ products.

The aggregate cash purchase price for Micro Networks was $12.9 million. This purchase price was partially funded by borrowings of $7.0 million under our domestic line of credit. We utilized our existing cash reserves to satisfy the balance of the purchase price.

STOCK BUYBACK PROGRAM

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the year ended November 30, 2009, we did not repurchase any of our Common Stock. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

MARKETS

MILITARY/DEFENSE

Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft, naval vessels, and fighting vehicles generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide numerous custom microwave components and subsystems, power products, position sensors, and low pass EMI filters to major equipment manufacturers for installation into these systems. Our customers, in turn, sell their equipment to major defense manufacturers or directly to governments.

Our engineers and technologists work closely with our military/defense customers to design new custom products. Major defense programs, for which our engineers and technologists are currently designing and developing products, include the following:

–	Light Airborne Multi Purpose Systems (“LAMPS”) Multi Mode Radar (“MMR ALQ-147”) for helicopters
–	Advanced Extremely High Frequency (“AEHF”) Navy Multi Band Terminals (“NMT”) for satellite communications
–	Command Post Platforms (“CPP” and “CPP-ML/CP”) to direct operations and control forces
–	Warfighter Information Network – Tactical Program (“WIN-T”) to increase communication bandwidth
–	Joint Counter Radio Controlled Improvised Explosive Device Electronic Warfare Program (“JCREW”)
–	AEGIS combat systems and programs
–	Bradley Armored Fighting Vehicles
–	Eurofighter and Joint Strike Fighter Aircraft
–	Electronic Surveillance Systems
–	Joint Tactical Radio System (Extended Band Manpack, an accessory to the AN/PRC-148 JTRS Enhanced Multiband Inter/Intra Team Radio)
–	Patriot Radar

Military/defense sales were approximately $80.9 million in 2009 and $62.5 million in 2008, or approximately 61% and 48% of our total sales, respectively. Demand for military/defense products may be impacted by numerous economic, technological and political factors. Accordingly, while we have developed and will continue to develop products for military/defense programs, there can be no assurance that sales to such customers will not decrease in the future.

COMMUNICATIONS EQUIPMENT

We provide a wide range of custom products for use in various communications equipment, including base stations, routers, servers, data storage, and WiMAX (Worldwide Interoperability for Microwave Access) systems. We design and manufacture products for both wireline and wireless applications. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place.

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

A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider’s coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user. We provide discrete EMI filters, filtered interconnects, low phase noise amplifiers, and various power products to original equipment manufacturers (“OEM’s”) of base station equipment. In addition, our products are used in numerous other telecommunication applications including optical networks and switching equipment, wireless modems and local area networks (“LANs”), Internet servers and global positioning systems. Using our solutions-oriented approach, we provide our OEM customers with products tailored to their specific transmission needs, anticipating and solving system architecture and performance.

Approximately 16% of the Company’s total revenue during fiscal year 2009 was derived from sales of its products to OEM customers in the communications equipment industry. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

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

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. We maintain a state-of-the-art ceramic production facility in State College, Pennsylvania, with advanced manufacturing equipment primarily designed for the production of specialty ceramic capacitors. These ceramic products are critical components of our EMI filter products. Our State College facility, along with our extensive ceramic expertise, enables us to maintain short lead times for our EMI filter and interconnect prototyping and production orders. We also maintain metal fabrication capabilities with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power and microwave products, sensors, and power management systems. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

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

Introducing New Advanced Specialty Product Lines. We are broadening our product lines to include specialty connectors, advanced ceramics, antennas, and related assemblies. In 2009, for example, we enhanced our capabilities to design and manufacture planar capacitors and internally machined connector shells. This now enables us to design and manufacture specialty connectors, including circular connectors. Circular connectors are used in numerous military/defense applications including falcon radios, movement tracking systems (MTS) for military vehicles, and communication systems for mine resistant ambush protected (MRAP) vehicles. In addition, we have recently developed numerous antenna products including loop antennas, wide beam aperture antennas, and wide bandwidth slot antennas. These specialty antennas have many commercial and military applications including asset tracking systems, down hole drilling, commercial satellites, and soldier wearable antennas. On an ongoing basis, our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices and defense applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing advanced specialty products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

Expanding the Markets for Our Power Management Systems. We continue to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a diversified provider of higher margin power management systems. In 2009, we successfully introduced a ruggedized version of our AC SMART Start product. These multifunctional units direct and manage power to connected servers and networking equipment, while providing remote operational flexibility and control. Our newly developed ruggedized version is ideally suited for military applications. In recent years, we’ve also expanded our product offerings to include a full line of off-the-shelf AC power strips. For several years, we have been a reliable and cost effective provider of custom AC power strip solutions for many large OEM customers. By creating a standard line of AC power strips, we are now providing these products to the general marketplace. Typical applications for our AC power strips include data centers, financial centers, communication base stations, portable deployable communication racks, transit cases, and network operating centers. Traditionally, our power management systems have primarily served the communication equipment market. Our current focus for these products has expanded into numerous military/defense applications including Command Post Platforms (“CPP”), Power Entry Panels (“PEP”), and Joint Light Tactical Vehicles (“JLTV”). We expect to continuously develop and introduce new power management system product offerings in the future.

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core businesses. In addition to our recent acquisition of Micro Networks, which expanded our microwave capabilities to include SAW-based technologies and products, we have made several other acquisitions in the past few years. In 2008, we acquired SatCon Electronics, Inc. (“SatCon”), a designer and manufacturer of high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, millimeterwave components, and a full line of thin and thick film circuits. We believe these products are a natural complement and extension of our Microwave Components and Systems Business. In 2007, we acquired EMF Systems, Inc. (“EMF”), a designer and manufacturer of custom oscillator-based products. In addition to a broad line of oscillator components, EMF’s products include synthesizers, phase-locked oscillators, and other integrated microwave assemblies. These products further expanded our microwave capabilities and product offerings with additional applications in military radar systems, secure communications, and commercial weather radar. Acquisitions remain a significant element of our overall growth strategy, as we continue to expand our technologies and product offerings within our four business segments.

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

Remaining a Low-Cost, Efficient Producer. Our customers are under worldwide competitive pressure to reduce their product costs and these pressures are passed along to component and systems manufacturers. We are constantly seeking to reduce our material and labor costs, develop cost-effective manufacturing equipment and processes, and design our manufacturing plants for efficient production. We have been able to reduce the manufacturing cost for many of our products by increasing materials efficiency, improving production yields, and utilizing in-house metal fabrication capabilities. In addition, we have taken steps to reduce assembly direct labor costs by locating plants in areas with relatively low-cost labor, such as Juarez, Mexico and Qiao Tou Town, China (located in the Guangdong province of southern China). We believe our low-cost manufacturing centers in Mexico and China, along with our efforts to continuously reduce other operating costs, enable us to effectively compete in a global marketplace.

PRODUCTS

The Company’s product offerings include various advanced specialty products, microwave components and systems, power management systems, and sensors and controls.

ADVANCED SPECIALTY PRODUCTS

Recently, we expanded our product capabilities for a wide range of sophisticated components and assemblies including antennas, unfiltered interconnects, cable assemblies, specialty ceramics, and film modules. These products have been added to our comprehensive line of EMI coaxial filters and filtered interconnects. Our advanced specialty products provide solutions for military and aerospace applications such as weapons guidance systems, missile defense, radios, secure communications, aircraft, and military vehicles. Communications equipment applications include base stations, switching equipment, GPS, and optical networks. In addition, our advanced specialty products are utilized within commercial aircraft, industrial controls, instrumentation, medical, consumer, and automotive markets.

Our current product offerings include the following:

ANTENNA ASSEMBLIES

•	Patch antennas
•	Microstrip antennas
•	Slot antennas
•	Arrays and assemblies

SPECIALTY CONNECTORS AND HARNESSING

•	Circular connectors
•	Audio connectors
•	Glass sealed connectors
•	Value added terminations, cables, and harnesses

EMI COAXIAL FILTERS AND INTERCONNECTS

•	Resin and hermetically sealed filters
•	Motor-line feed through filters
•	High current and high voltage filters
•	Miniature hermetically sealed and surface mount filters
•	Filter plates and terminal blocks
•	D-sub and combo filtered connectors
•	Ribbon and datacomm connectors
•	USB filtered and ESD protected connectors

POWER FILTERS AND FILM MODULES

•	Commercial power filters
•	Military and aerospace power filters
•	Power entry modules
•	Film feed through filters
•	Film modules

ADVANCED CERAMICS

•	Structural ceramics
•	Capacitor arrays
•	Planar capacitors
•	Discoidal and tubular capacitors
•	Thick and thin film

During the year ended November 30, 2009, approximately 32% of our total consolidated revenue was generated from the sale of advanced specialty products.

MICROWAVE COMPONENTS AND SYSTEMS

We design and manufacture a broad range of RF and microwave products. Currently, these products are predominately sold into military/defense markets for applications in communication jamming systems, radar systems, countermeasures, radio, electronic warfare, and weapons guidance systems. Wireless commercial applications for our microwave components and systems include base stations and towers, WiFi, HDTV and CATV, as well as medical imaging equipment.

Our current product offerings include the following:

RF AND MICROWAVE AMPLIFIERS

•	Ultra low phase noise
•	Medium power broadband models
•	High reverse isolation AMPS
•	High linearity designs

RF AND MICROWAVE MIXERS

•	Broadband triple balanced models
•	High isolation double balanced designs
•	Multi-octave doublers
•	High image suppression models

FREQUENCY CONTROL PRODUCTS

•	Low phase noise voltage controlled oscillators
•	High frequency dielectric resonator oscillators
•	Multi-throw switches
•	Low phase noise synthesizers

RF AND MICROWAVE FILTERS

•	High selectivity cavity filters
•	Low loss tubular filters
•	Low profile lumped element designs
•	Low cost ceramic filters
•	Multi-channel switched filter banks

INTEGRATED RF AND MICROWAVE SOLUTIONS

•	Integrated microwave assemblies
•	High frequency receivers
•	Microelectronic components

During the year ended November 30, 2009, approximately 45% of our total consolidated revenue was generated from the sale of microwave components and systems.

POWER MANAGEMENT SYSTEMS

Our power management systems include a line of digital radio-frequency control equipment designed to monitor various functions and equipment and provide automatic management, as well as remote management, through wireless or external communication links. These remote management systems incorporate highly flexible software that enable our customers to control and monitor their systems from remote locations. The primary commercial markets for these systems include optical equipment, data centers, wireless base stations, and IT hubs. In addition, we offer a line of custom and standard power strips, and circuit protection systems for both AC and DC power applications. Military/defense is a growing market for our power management products with applications in mobile command platforms, simulators, radar systems, and ATE equipment.

Our current product offerings include the following:

AC POWER SOLUTIONS

•	Smart start switched power distribution units
•	AC Smart start power sequencers
•	Power entry panels with circuit protection
•	Specialty Hi-Rel power management systems
•	Monitored power strips
•	Single and three phase power strips

DC POWER SOLUTIONS

•	Circuit breaker interface panels

•	Fuse interface panels

•	Data acquisition and monitoring modules

•	Specialty Hi-Rel power management systems

•	Smart start power sequencers

TACTICAL MILITARY VEHICLE AND TRANSIT CASE POWER SOLUTIONS

•	Smart start technology with sequencing for AC or DC

•	Transfer switches

•	Surge protection

•	Embedded battery charger

•	Integrated EMI filters

During the year ended November 30, 2009, approximately 8% of our total consolidated revenue was generated from the sale of power management systems.

SENSORS AND CONTROLS

We design and manufacture high reliability precision position sensors and transducers, as well as a broad line of temperature sensors and thermal products. Our precision position sensors and control products are based on several proprietary technologies, including a flush circuit conductive plastic element for long-term reliability. In addition, our new non-contact position sensors offer ultra-high precision and reliability. Our sensors and controls are used in numerous industries worldwide including military/defense, commercial aerospace, medical equipment, wind instruments, HVAC equipment, food service, and industrial automation.

Our current product offerings include the following:

POSITION SENSORS AND CONTROLS

•	Motorized potentiometers

•	Fadar and hollow shaft potentiometers

•	Element segments and wiper assemblies

ADVANCED THERMAL PRODUCTS

•	Temperature sensing probes and assemblies

•	Heater assemblies

•	Positive temperature coefficient (PTC) thermistors

•	Negative temperature coefficient (NTC) thermistors

During the year ended November 30, 2009, approximately 15% of our total consolidated revenue was generated from the sale of sensors and controls.

REPORTABLE OPERATING SEGMENTS

The Company designs, develops and manufactures custom electronic components and systems.

The Company’s current operations are conducted in four reportable segments: advanced specialty products, microwave components and systems, power management systems, and sensors and controls. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2009, 2008, and 2007, reportable segment information is as follows (in thousands):

2009	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls	Total

Revenue from unaffiliated customers	$42,001	$60,069	$10,268	$19,968	$132,306
Depreciation and amortization expense	1,953	2,601	280	812	5,646
Segment income	5,332	10,021	2,758	3,448	21,559
Segment assets
Tangible assets	20,125	25,482	2,743	7,541	55,891
Goodwill	14,243	23,046	-	7,706	44,995
Capital expenditures	1,030	2,326	99	298	3,753

2008

Revenue from unaffiliated customers	52,060	45,942	9,879	22,813	130,694
Depreciation and amortization expense	1,990	1,977	258	875	5,100
Segment income	9,343	5,492	1,705	3,771	20,311
Segment assets
Tangible assets	21,966	21,052	2,854	7,239	53,111
Goodwill	14,243	14,862	-	7,706	36,811
Capital expenditures	1,367	1,938	432	719	4,456

2007

Revenue from unaffiliated customers	60,713	47,748	7,586	20,492	136,539
Depreciation and amortization expense	1,924	2,041	205	523	4,693
Segment income	11,314	8,791	1,338	2,815	24,258
Segment assets
Tangible assets	22,030	16,100	2,903	5,946	46,979
Goodwill	14,243	13,720	-	7,706	35,669
Capital expenditures	1,999	1,524	372	1,892	5,787

For the years ended November 30, 2009, 2008, and 2007, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2009	2008	2007

Total depreciation and amortization expense for reportable segments	$5,646	$5,100	$4,693
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	75	81	130

Consolidated depreciation and amortization expense	$5,721	$5,181	$4,823

Income before provision for income taxes	2009	2008	2007

Total income for reportable segments	$21,559	$20,311	$24,258
Unallocated amounts:
General and administrative expense	(7,955)	(6,967)	(6,394)
Interest expense	(190)	(369)	(561)
Other income and (expense), net	(26)	505	255

Consolidated income before provision for income taxes	$13,388	$13,480	$17,558

Assets	2009	2008	2007

Total assets for reportable segments	$100,886	$89,922	$82,648
Unallocated amounts:
Cash and cash equivalents	6,090	5,397	5,183
Accounts receivable	22,623	24,043	25,461
Other current assets	3,859	3,991	2,243
Other noncurrent assets	10,271	11,431	11,384

Total consolidated assets	$143,729	$134,784	$126,919

Capital expenditures	2009	2008	2007

Total capital expenditures for reportable segments	$3,753	$4,456	$5,787
Unallocated amounts:
Capital expenditures related to general and administrative activities	199	26	23

Total consolidated capital expenditures	$3,952	$4,482	$5,810

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2009, 2008, and 2007, is as follows (in thousands):

2009	United States	Mexico	China	Germany	All Other Countries	Total

Revenue from unaffiliated customers	$110,612	$658	$2,111	$2,535	$16,390	$132,306
Long-lived assets:
Property, plant and equipment	25,164	116	1,086	17	-	26,383

2008

Revenue from unaffiliated customers	101,891	1,122	3,652	4,231	19,798	130,694
Long-lived assets:
Property, plant and equipment	25,599	71	1,558	22	-	27,250

2007

Revenue from unaffiliated customers	107,740	735	5,398	5,726	16,940	136,539
Long-lived assets:
Property, plant and equipment	24,607	95	1,445	30	-	26,177

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

In 2009 and 2008, the Company’s largest single customer (a prime supplier to the military/defense industry) represented 8% and 4%, respectively, of total consolidated net sales. Sales to this major customer consisted of various advanced specialty products and microwave components and systems. In 2007, sales to the Company’s largest single customer (a distributor of electronic components) represented 5% of the Company’s total consolidated net sales. Sales to this major customer principally consisted of advanced specialty products.

PRODUCTION

The Company substantially relies on its internal manufacturing capabilities for production of its custom products and systems. At its facility in State College, Pennsylvania, the Company designs and manufactures various specialty ceramic components including tubular and discoidal capacitors. These specialty capacitors are primarily utilized in the manufacture of EMI filters and EMI interconnect products at the Company’s facility in Fairview, Pennsylvania and its low-cost manufacturing center in Juarez, Mexico.

Our extensive machining capabilities are integral to our ability to deliver custom product solutions to our customers. We utilize six major machining centers, supported by three design and prototype satellite machining centers, to help us respond to our customers’ design and timing requirements. Our primary machining centers are operated within our manufacturing facilities in State College, Pennsylvania; Grass Valley, California; Palm Bay, Florida; Juarez, Mexico; Qiao Tou Town, China; and Wesson, Mississippi. Our design and satellite machining centers are in our Delmar, Delaware; Columbia, Maryland; and Fairview, Pennsylvania manufacturing facilities. Within these facilities, we have more than 50 dedicated CNC machines. A complementary resource to our machining capability is our metal fabrication operations in Wesson, Mississippi.

The Company currently designs and manufactures its microwave products in several locations including: Philadelphia and State College, Pennsylvania; Delmar, Delaware; Palm Bay, Florida; Marlborough, Massachusetts; and Columbia, Maryland. Manufacturing at these facilities primarily relates to military products and certain low-volume commercial components. Many of the Company’s commercial microwave products are manufactured at our facility in Juarez, Mexico. The design and manufacture of most of our sensors and control products occur in Grass Valley, California (position sensors) and St. Marys, Pennsylvania (temperature sensors). Our power management systems are designed in State College, Pennsylvania. Manufacturing of these products for military and defense applications occur in State College, while most commercial applications for these systems are manufactured at our facility in Qiao Tou Town, China. The design of our advanced specialty products is currently performed at our facilities in Fairview and State College, Pennsylvania. Manufacturing of these products is conducted at our facilities in Juarez, Mexico; Qiao Tou Town, China; as well as our two Pennsylvania facilities. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

The Company purchases brass bushings, castings, miniature metal stampings, as well as other hardware used in the assembly and production of its products. These items are available from numerous sources. The principal raw materials used by the Company in the manufacture of ceramic capacitors are barium titanate ceramic, silver, palladium, and platinum. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on the Company’s operating results.

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

SALES AND DISTRIBUTION

The Company sells its products through a combination of manufacturers’ representatives, internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company’s internal sales organization includes employees dedicated to certain microwave product sales, new business development, and distribution sales management. In fiscal 2009, approximately 12% of the Company’s consolidated sales were through distribution. Domestic distribution is done through various national and regional distributors. International distribution is primarily done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2009, the Company sold its products to approximately 1,950 accounts. Sales of products to the Company’s top ten customers represented 38.4% ($50.8 million) of total consolidated net sales in 2009. The top ten customers primarily consist of military/defense prime contractors, original equipment manufacturers of communications equipment, and electronic product distributors. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

Shipments are made by common carrier. Most of the Company’s advanced specialty products, sensors, and microwave products are either small or miniaturized and light weight. Accordingly, shipping charges for these products are not significant to the Company’s business. However, transportation costs for the Company’s power products and power management systems may be significant. Accordingly, shipping charges and delivery time for these products may affect the Company’s ability to compete for business, particularly in international markets.

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the U.S. Government.

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $73.2 million at November 30, 2009 and $69.9 million at November 30, 2008. As part of our acquisition of Micro Networks in November of 2009, we assumed their sales order backlog of $3.9 million. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2009 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2009, the Company had a total of 1,399 employees, including 71 in sales, marketing and customer support; 164 in engineering, product development and technical support; 1,088 in manufacturing; and 76 in finance, accounting and administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

The Company currently holds three (3) United States patents relating to polymer multilayer technology. The Company has entered into several agreements regarding licensing the technology covered by these patents. However, it is not known what current commercial value, if any, these patents and related licenses may have.

ENVIRONMENTAL MATTERS

We own certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2009, remediation expenditures of $1.9 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.0 million, which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan, $278,000 of the total remediation costs is expected to be incurred during the next twelve months.

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

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by technological change and product obsolescence. The principal competitors of our Advanced Specialty Products Business include Amphenol Corporation; Conec Corporation; ITT Canon, an ITT Industries Company; CTS Corporation; Corcom, a Tyco Electronics company; Delta Group Electronics, Inc.; Schaffner Holder AG; and Captor Corporation. The major competitors of our Power Management Systems include Emerson Network Power; Peco II, Inc.; Dataprobe, Inc.; Western Telematic, Inc.; and Dantel, Inc. Major competitors for our Microwave Components and Systems Business include K&L Microwave, a Dover company; Lorch Microwave, a Smiths Group company; Teledyne Cougar; M/A Com, a Tyco Electronics Company; and Murata Manufacturing Company. Competition for our Sensors and Controls Business comes from many sources including Betatronix, LLC; BetaTHERM Corporation; Honeywell Sensing and Controls; Thermalogic Corporation; and Smith Systems, Inc. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies custom products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of custom products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2009 the Company employed 164 individuals in engineering, technical support, and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $4.4 million in 2009, $3.7 million in 2008, and $3.5 million in 2007.

WEBSITE ACCESS TO COMPANY REPORTS AND GOVERANCE DOCUMENTS

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.spectrumcontrol.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies of the Company’s annual report are also available, free of charge, upon written request. Charters of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, along with the Company’s Code of Ethics and Business Conduct, and other governance documents, are available for viewing on the Company’s website.

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

Current Worldwide Recession

The recent global economic downturn and credit crisis may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their new product development and component procurement; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition.

Significance of Military and Defense Spending

Military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide advanced specialty products and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. In fiscal year 2009, military/defense sales represented approximately 61% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

Volatile Communications Equipment Market

In fiscal year 2009, approximately 16% of our consolidated sales were to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

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

International Sales and Operations

In fiscal year 2009, sales to international customers comprised approximately 16% of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain manufacturing facilities in Mexico and China. International sales and operations are subject to numerous risks including political and economic instability in foreign markets, currency exchange rate fluctuations, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs, and the costs of complying with a wide variety of export laws and regulatory requirements. For certain of our international products and system sales, we must obtain appropriate export licenses. Because of these various risks and uncertainties, we cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable.

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

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2009 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/09 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	43,000	Owned	N/A

1900 West College Avenue State College, PA	Manufacturing	250,000	Owned	N/A

7100 Gateway Drive Columbia, MD	Design Center	7,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	55,000	Owned	$ 545,000

38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A

2144 Franklin Drive NE Palm Bay, FL	Manufacturing	51,000	Owned	N/A

2707 Black Lake Place Philadelphia, PA	Manufacturing	20,000	Owned	N/A

165 Cedar Hill Street Marlborough, MA	Manufacturing	26,000	Rented	N/A

23 North Division Street Auburn, NY	Manufacturing	21,000	Owned	N/A

324 Clark Street Worcester, MA	Manufacturing	63,000	Rented	N/A

424 Crown Point Circle Grass Valley, CA	Manufacturing	16,000	Rented	N/A

328 State Street St. Marys, PA	Manufacturing	22,000	Owned	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	55,000	Rented	N/A

2nd Industrial Area North Ling Tou Industrial Road Qiao Tou Town Dong Guan City Guang Dong Province China	Manufacturing	70,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	N/A
(1)	The Company’s manufacturing and office space are considered adequate for its existing requirements and its projected business needs.
(2)	In addition to the facilities described above, the Company leases certain sales office and warehousing space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2009 and 2008 are set forth below.

	High	Low
Fiscal 2009
First quarter	$7.52	$4.15
Second quarter	8.22	4.99
Third quarter	10.25	7.50
Fourth quarter	9.90	8.19

	High	Low
Fiscal 2008
First quarter	$15.75	$8.73
Second quarter	9.34	7.86
Third quarter	9.30	7.03
Fourth quarter	8.14	3.30

At January 29, 2010, the Company had 12,712,865 shares of Common Stock outstanding, which were held by approximately 1,100 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))

Equity compensation plans approved by security holders	1,062,100	$6.86	1,312,552

Equity compensation plans not approved by security holders	-	-	-

Total	1,062,100	$6.86	1,312,552

The Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management, and there is no current expiration date for the Board’s authorization. During the fourth quarter of fiscal 2009, no shares were repurchased under this program. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million. The repurchased shares are held as treasury stock.

The following table shows the Company’s total return to shareholders compared to the S&P 500 Index, the NASDAQ U.S. Index, and the NASDAQ Electronic Components Stock Index over the five year period from 2005 through 2009. The table assumes that $100 was invested on December 1, 2004, in the Company’s Common Stock and in each of the other indices.

	2004	2005	2006	2007	2008	2009
Spectrum	$100	$85	$118	$199	$56	$117
S&P 500	$100	$106	$119	$126	$76	$93
NASDAQ U.S.	$100	$108	$117	$127	$75	$83
NASDAQ Electronic Components Stock Index	$100	$106	$115	$125	$65	$98

ITEM 6.	Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data)
	2009	2008	2007	2006	2005

Operations

Net sales	$132,306	$130,694	$136,539	$125,672	$98,354

Gross margin	34,360	32,762	36,363	28,780	25,775

Income from operations	13,604	13,344	17,864	9,314	7,134

Interest expense	190	369	561	545	110

Income before provision for income taxes	13,388	13,480	17,558	9,039	7,323

Net income	8,560	8,851	11,141	5,871	4,605

Earnings per common share:

Basic	$0.68	$0.68	$0.83	$0.45	$0.35
Diluted	$0.67	$0.67	$0.81	$0.44	$0.35

Weighted average common shares outstanding:

Basic	12,604	13,069	13,359	13,127	13,054
Diluted	12,739	13,189	13,798	13,381	13,160

Financial Position

Working capital	$47,240	$42,590	$43,277	$31,808	$39,470

Total assets	143,729	134,784	126,919	119,207	98,002

Long-term debt	480	545	1,031	1,131	1,426

Stockholders’ equity	113,424	103,291	101,868	88,599	81,361

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

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 61% and 16%, respectively, of our fiscal 2009 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and missile defense systems. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, wi-fi, and optical networks. Other markets for our products include medical imaging equipment and instrumentation, industrial automation and controls, computers, IT hubs, and storage devices.

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

Acquisitions

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), a subsidiary of Integrated Device Technology, Inc. (Nasdaq: IDTI). Micro Networks, with operations in Worcester, Massachusetts and Auburn, New York, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. These products, and related SAW technology, are used in numerous defense and aerospace applications. The aggregate cash purchase price for Micro Networks was $12.9 million. This acquisition occurred after the close of business on the last day of our 2009 fiscal year and therefore no revenues, expenses, or customer orders have been recognized in our consolidated results of operations or related disclosures for the fiscal year ended November 30, 2009.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For each of these acquisitions, the purchase price was primarily funded by borrowings under our domestic line of credit, except the acquisition of EMF which was entirely funded through our available cash reserves. The results of operations of the acquired businesses have been included in the accompanying consolidated financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the years ended November 30, 2009, 2008, and 2007 include the following amounts related to these acquired businesses (in thousands):

	2009	2008	2007
Micro Networks	$-	-	-
SatCon	11,664	2,289	-
EMF	2,356	2,007	3,164

For operating segment purposes, Micro Networks, SatCon and EMF are reported within our Microwave Components and Systems business segment.

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions for our products, (2) our projected capital expenditures, (3) our anticipated research and development expenses, and (4) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” contained elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During fiscal 2009, our consolidated sales were $132.3 million, an increase of $1.6 million or 1.2% from fiscal 2008. This increase primarily reflects the following: (1) the impact from the first full year of SatCon product sales; (2) additional shipments for numerous military/defense programs including RCIED (Radio Controlled Improvised Explosive Devices) Jammer Systems, and (3) offset by soft market conditions for substantially all of our commercial markets. In 2009, our total sales to military/defense customers amounted to $80.9 million, an increase of $18.3 million or 29% from 2008. Sales to commercial customers were $51.4 million in fiscal 2009, down from $16.7 million or 25% from the prior year, primarily reflecting the impact of the global recession.

In fiscal 2009, our gross margin was $34.4 million or 26.0% of sales, compared to $32.8 million or 25.1% of sales in fiscal 2008. The increase in gross margin, as a percentage of sales, reflects reductions in material and direct labor costs from changes in sales mix and the impact of leveraging fixed manufacturing overhead with higher production volumes. Selling, general and administrative expense was $20.8 million or 15.7% of sales in 2009, compared to $19.4 million or 14.9% of sales in 2008. This increase primarily reflects additions to incentive-based compensation, legal settlement expenses, equity-based compensation, and employee relocation expenses.

Other nonoperating income, net of other expenses, decreased $531,000 in fiscal 2009 compared to fiscal 2008. This decrease principally was driven by reductions in patent licensing fees and investment income.

Overall, we generated net income of $8.6 million or 68 cents per share (67 cents diluted) in fiscal 2009, compared to net income of $8.9 million or 68 cents per share (67 cents diluted) in fiscal 2008.

During the year ended November 30, 2009, net cash provided by operating activities amounted to $19.0 million. This positive cash flow, along with our existing cash reserves, enabled us to expend $4.0 million on capital equipment additions, repay $3.5 million in bank indebtedness, as well as support the $12.9 million aggregate cash purchase price for Micro Networks.

At November 30, 2009, our cash and cash equivalents were $6.1 million, our current ratio was 3.42 to 1.00, and our total debt to equity was 0.27 to 1.00.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2009, 2008, and 2007:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of products sold	74.0	74.9	73.4

Gross margin	26.0	25.1	26.6
Selling, general and administrative expense	15.7	14.9	13.5

Income from operations	10.3	10.2	13.1
Other income (expense)
Interest expense	(0.2)	(0.3)	(0.4)
Other income and expense, net	-	0.4	0.2

Income before provision for income taxes	10.1	10.3	12.9
Provision for income taxes	3.6	3.5	4.7

Net income	6.5%	6.8%	8.2%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Advanced specialty products	$42,001	$52,060	$60,713
Microwave components and systems	60,069	45,942	47,748
Power management systems	10,268	9,879	7,586
Sensors and controls	19,968	22,813	20,492

	$132,306	$130,694	$136,539

2009 Compared to 2008

Net Sales

Our consolidated net sales were $132.3 million in fiscal 2009, an increase of $1.6 million or 1.2% from fiscal 2008. This increase primarily reflects the impact of twelve months of SatCon product sales and increased shipment levels for numerous military/defense applications. Offsetting much of this sales growth in fiscal 2009 was the global recession and its impact throughout most of our commercial markets.

Sales of our microwave components and systems were $60.1 million in fiscal 2009, an increase of $14.1 million or 30.7% from fiscal 2008. SatCon product shipments increased in fiscal 2009 to $11.7 million, up $9.4 million from fiscal year 2008, representing SatCon’s first full year of sales. In addition, shipments of microwave products used in numerous military/defense applications increased in fiscal 2009, including microwave components and assemblies used in RCIED Jammer Systems. These RCIED programs remain active, with orders and shipments for system upgrades expected to continue throughout fiscal 2010. Total customer orders received for our microwave components and systems were $56.5 million in fiscal 2009, versus $47.5 million in fiscal 2008.

Sales of our advanced specialty products were $42.0 million in fiscal 2009, down $10.1 million or 19.3% from a year ago. In 2009, sales of these products to customers in our commercial markets were down by approximately $11.7 million. The soft commercial sales were partially offset by an increase of $1.6 million of shipments in support of various military/defense programs. Total customer orders received for this business segment totaled $49.1 million in fiscal 2009, compared to $55.9 million in fiscal 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For our sensors and controls, sales for fiscal 2009 were $20.0 million, down $2.8 million or 12.5% from a year ago. Shipments of these products used in military/defense applications (including aircraft cockpit controls and fin actuators, fighting vehicles, and smart weapons) increased $1.1 million in 2009, while product shipments into commercial markets decreased by $3.9 million. In fiscal 2009, demand for our temperature sensors and thermal products (which are used in various commercial food service applications, refrigeration, and HVAC equipment) was particularly soft. Customer orders received for our sensors and controls amounted to $15.8 million in fiscal 2009, compared to $26.6 million in fiscal 2008.

For our power management systems, sales for fiscal 2009 were $10.3 million and customer orders received amounted to $10.8 million, up 3.9% and 2.7% from a year ago, respectively. In fiscal 2009, shipments for these products were particularly strong in electronic data storage and applications for our AC power strip products.

Total customer orders received in fiscal 2009 amounted to $132.2 million, a decrease of $8.4 million from the preceding year. At November 30, 2009, our sales order backlog was $73.2 million, up $3.3 million from the end of fiscal 2008. This increase reflects $3.9 million of sales order backlog assumed as part of our acquisition of Micro Networks.

Overall, average selling prices remained relatively stable in 2009 for all of our major product lines.

Gross Margin

In fiscal 2009, our gross margin was $34.4 million or 26.0% of sales, compared to $32.8 million or 25.1% of sales in fiscal 2008. The increase in gross margin, as a percentage of sales, principally reflects changes in sales mix and better absorption of fixed manufacturing overhead with higher production volumes.

Total material costs amounted to $30.9 million or 23.3% of sales in fiscal 2009, versus $30.8 million or 23.5% of sales in the preceding year. Direct labor costs were $16.2 million or 12.3% of sales in 2009, compared to $16.8 million or 12.8% of sales in 2008. The decreases in direct material and direct labor costs, as a percentage of sales, were driven primarily by changes in sales mix. Manufacturing overhead costs amounted to $50.9 million or 38.4% of sales in 2009, versus $50.4 million or 38.6% of sales in the preceding year. In fiscal 2009, the increase in manufacturing overhead primarily reflects additional costs for employee health insurance, which was partially offset by numerous cost reduction programs.

At November 30, 2009, we had a total workforce of 1,399 employees, including 73 Micro Networks employees, which represents a reduction of 7.7% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

In fiscal 2009, selling expense amounted to $11.4 million or 8.6% of sales, compared to $10.8 million or 8.3% of sales in fiscal 2008. The increase in selling expense, as a percentage of sales, primarily reflects an increase to our effective sales commission rate from changes in sales mix. Aggregate general and administrative expense was $9.4 million in 2009, versus $8.6 million in 2008. The increase in general and administrative expense includes $463,000 of additional incentive-based compensation expense, $300,000 of expenses resulting from a legal settlement, as well as several other operating expense increases from additional business activity.

Interest Expense

With lower interest rates and reduced short-term borrowings, our interest expense decreased in the current year. Total interest expense in fiscal 2009 was $190,000, a decrease of $179,000 from fiscal 2008. During the year ended November 30, 2009, weighted average borrowings under our domestic line of credit amounted to $3.8 million, with an average interest rate of 2.04%. During the year ended November 30, 2008, weighted average borrowings under the domestic line of credit were $4.9 million, with an average interest rate of 3.95%.

Other Income and Expense

We hold certain United States and foreign patents relating to polymer multilayer (“PML”) technology, and we have granted several licenses to other entities for the use of PML technology. In connection with our PML technology, we received license fee and royalty income of $340,000 in 2008. No license fees or royalty income were earned or received in 2009. In addition, with substantially all of the PML-related patents having expired or about to expire, we believe that the PML licenses that we have granted have little or no remaining commercial value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our wholly-owned foreign subsidiaries transact business with certain customers and vendors in currencies other than their local currency. As a result, we recognize gains and losses on foreign currency transactions. Foreign currency transaction net losses of $60,000 in 2009 and $13,000 in 2008 were recognized and included in nonoperating income and expense.

We realized interest income of $34,000 in 2009 and $178,000 in 2008 from temporary cash investments. The decrease in 2009 interest income primarily reflects reductions in money market interest rates.

Income Taxes

Our effective income tax rate was 36.1% in 2009 and 34.3% in 2008, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. For the years ended November 30, 2009 and 2008, the difference between the effective tax rate and statutory tax rate principally reflects state tax provisions; research activities tax credits, and U.S. domestic production activities deductions.

At November 30, 2009, we had recorded certain deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more-likely-than-not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2009.

2008 Compared to 2007

Net Sales

Our consolidated net sales were $130.7 million in fiscal 2008, a decrease of $5.8 million or 4.3% from fiscal 2007. This decrease primarily reflects reduced shipment levels in support of RCIED Jammer System programs. In addition, our 2008 sales were negatively impacted by soft market conditions in certain sectors of the telecom equipment industry.

Sales of our advanced specialty products were $52.1 million in fiscal 2008, down $8.7 million or 14.3% from the preceding year. Approximately $2.0 million of this decrease relates to reduced shipments in support of RCIED Jammer Systems, with the remaining shortfall reflecting certain sluggish telecom equipment markets. Total customer orders received for this business segment totaled $55.9 million in fiscal 2008, compared to $57.6 million in fiscal 2007.

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

Sales and customer order rates for our other two business segments increased during fiscal 2008. For our power management systems, sales for fiscal 2008 were $9.9 million and customer orders received amounted to $10.5 million, up 30.2% and 31.0% from the preceding year, respectively. In fiscal 2008, shipments for these advanced systems were particularly strong in applications for data storage, networking systems, and various military communication equipment. For our sensors and controls, sales in fiscal 2008 were $22.8 million and customer orders received amounted to $26.6 million, an increase from fiscal 2007 of 11.3% and 28.4% respectively. Demand for our custom position sensors (which are used in various medical equipment, commercial weather instruments, and military aircraft and vehicles) was particularly strong throughout fiscal 2008.

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

At November 30, 2008, we had a total workforce of 1,516 employees, down 5.7% from the end of the preceding fiscal year.

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

Interest Expense

With lower interest rates and reduced short-term borrowings, our interest expense decreased in 2008. Total interest expense in fiscal 2008 was $369,000, a decrease of $192,000 from fiscal 2007. During the year ended November 30, 2008, weighted average borrowings under our domestic line of credit amounted to $4.9 million, with an average interest rate of 3.95%. During the year ended November 30, 2007, weighted average borrowings under the domestic line of credit were $6.0 million, with an average interest rate of 6.61%.

Other Income and Expense

In 2008, other income and expense consists of PML license and royalty fee income of $340,000, interest income from short-term investments of $178,000, and net losses on foreign currency transactions of $13,000. In 2007, other income and expense reflects $93,000 of PML license and royalty fee income, $168,000 of interest income, and net losses on foreign currency transactions of $6,000.

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

At November 30, 2008, we had recorded certain deferred tax assets. Based upon our level of historical taxable income and projections for future table income, we believe it is more-likely-than-not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At November 30, 2009, $7.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At November 30, 2009, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this Bank credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.5 million (Euro 1.0 million). At November 30, 2009, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

In fiscal 2009, our net working capital and current ratio increased slightly, primarily reflecting reduced borrowings under our domestic line of credit and increased inventories from our acquisition of Micro Networks. At November 30, 2009 and 2008, net working capital was $47.2 million and $42.6 million, respectively. At November 30, 2009, our current assets were 3.42 times current liabilities, compared to 2.98 at the end of fiscal 2008. Our net working capital was $43.3 million at November 30, 2007 and our current ratio was 3.87 to 1.00 at the end of fiscal 2007. The reduction in our working capital and current ratio in 2008 reflects the impact of borrowing under our domestic line of credit to partially fund our stock repurchase program and the cash purchase price for the acquisition of SatCon.

In fiscal year 2009, we expended $4.0 million for capital additions and improvements, including $2.3 million in our Microwave Components and Systems Business to increase manufacturing capabilities and efficiencies. The remainder of our 2009 capital expenditures principally consists of normal replacements and enhancements of manufacturing equipment. Our capital expenditures for property, plant and equipment were $4.4 million in 2008, including $1.9 million in our Microwave Components and Systems Business and $1.4 million in our Advanced Specialty Products Business. These capital expenditures primarily relate to production capacity and other manufacturing enhancements. Our capital expenditures for property, plant and equipment were $5.8 million in 2007, including $1.3 million for the acquisition of a machining center used in our sensors and controls business. The balance of our 2007 capital expenditures primarily relate to manufacturing capacity expansion and building improvements at our State College operations.

We conduct our operations in numerous locations, including a leased facility in Marlborough, Massachusetts (the “Marlborough Facility”) and an owned facility in Wesson, Mississippi (the “Wesson Facility”). In 2009, the Marlborough Facility sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and leasehold improvements. Also in 2009, a small outbuilding at the Wesson Facility sustained a fire, destroying the outbuilding and certain plating equipment contained inside. Upon the settlement of all related insurance claims, we received insurance recoveries of $1.2 million for the fixed assets damaged or destroyed by these involuntary conversions.

At November 30, 2009, we had not entered into any material commitments for additional capital expenditures. We currently expect our aggregate capital expenditures in fiscal 2010 to approximate our fiscal 2009 levels.

In November 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks. The aggregate cash purchase price for Micro Networks was $12.9 million, which was primarily funded by borrowings under our domestic line of credit. In September 2008, we acquired substantially all of the assets and assumed certain liabilities of SatCon. The net cash purchase price for SatCon was $5.6 million, which was substantially funded by borrowings under our domestic line of credit. In January 2007, we acquired substantially all of the assets and assumed certain liabilities of EMF. The net cash purchase price for EMF was $2.4 million, which was primarily funded by existing cash reserves.

        We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the year ended November 30, 2009, we did not repurchase any of our Common Stock. In 2008, we repurchased 1,001,479 shares at an aggregate cost of $8.2 million. No shares were repurchased in fiscal 2007. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $4.4 million in 2009, $3.7 million in 2008, and $3.5 million in 2007. We expect to continue our investment in research and development in 2010, as we continuously enhance existing product lines, design new products and processes, and increase our participation in emerging markets.

Income taxes paid during the fiscal years ended November 30, 2009, 2008, and 2007 amounted to $3.5 million, $6.8 million, and $3.5 million, respectively. As a result of certain temporary differences and 2009 prepayments, we expect cash outlays for income taxes to be less than income tax expense for fiscal 2010.

As of November 30, 2009, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$545	$65	$70	$75	$80	$80	$175
Operating leases	2,294	1,329	422	383	144	16	-

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2010, including scheduled long-term debt repayment, lease commitments, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Net cash provided by operating activities was $19.0 million in 2009, compared to $9.8 million in 2008. This increase in operating cash flow primarily reflects improved accounts receivable and inventory turnover rates, as well as other reductions in working capital requirements. In 2008, our operating cash flow was negatively impacted by a $3.3 million growth in inventories, principally reflecting replenishment of ceramic component safety stocks and additional work-in-process inventories in support of our increased sales order backlog. Primarily driven by our enhanced profitability, net cash provided by operating activities grew to $13.6 million in fiscal 2007. During the year ended November 30, 2007, accounts receivable and inventory turnover rates decreased slightly.

At November 30, 2009, goodwill represented 31.3% of our total assets and 39.7% of our stockholders’ equity. In addition to a total of $10.5 million of goodwill recognized in connection with our recent acquisitions of Micro Networks, SatCon, and EMF, another $34.5 million of goodwill was realized in earlier acquisitions. In accordance with current accounting guidance, we have performed the required annual impairment tests of goodwill (as of September 1 of each fiscal year) and determined that no impairment loss need be recognized in the years ended November 30, 2009, 2008, and 2007.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2009, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2009, currency exchange rate gains and losses were not material to the consolidated financial statements.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At November 30, 2009, no interest rate swap agreements were outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Environmental Matters

We own certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for our ceramic operations, replacing the ceramic operations previously conducted in New Orleans, Louisiana.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2009, remediation expenditures of $1.9 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.0 million, which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense. Based on the current remediation plan, $278,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

Recent Accounting Pronouncements

ASC 805-10, “Business Combinations”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, “Business Combinations”. The objective of this new accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 changes the accounting treatment for certain specific items, including acquisition-related costs and restructuring costs associated with the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. Once adopted, we believe ASC 805-10 will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”

In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. This new accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial condition, results of operations, and cash flow.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805-10, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). Once adopted, we believe that this new accounting guidance will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ASC 855-10, “Subsequent Events”

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. The objective of these provisions are to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions discuss two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements are effective for interim and annual financial periods ending after June 15, 2009. The requirements did not have a material impact on our consolidated financial statements. We evaluated our November 30, 2009 consolidated financial statements for subsequent events through February 11, 2010, the date the consolidated financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in our consolidated financial statements.

ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”

In June 2009, the FASB issued ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which amends FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS No. 168”). FAS No. 168 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). It arranged these sources of GAAP in a hierarchy for users to apply accordingly. With ASU 2009-01 in effect, all of its content carry the same level of authority, effectively superseding FAS No. 168. Thus, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and nonauthoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of ASU 2009-01 did not have a material impact on our consolidated financial statements.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2009, our allowance for doubtful accounts was $815,000 or approximately 3.5% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2010. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2009, we had recorded inventory reserves in the aggregate amount of $991,000 for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and is tested for impairment at least annually, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Impairment losses are recognized when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is contingent upon many factors, including estimates of future discounted operating cash flows. Goodwill is tested for impairment using the two-step approach, in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other. The determination of an impairment requires the valuation of the respective reporting unit, which we estimate using the discounted cash flow model and market approach.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discounted cash flow model involves many assumptions, including forecasted operating results and discount rates. Inherent in the forecasted operating results are certain assumptions regarding revenue growth rates, projected cost saving initiatives, and projected long-term growth rates in the determination of terminal values. We perform our goodwill impairment testing as of September 1 of each year. For each of the fiscal years presented herein, no impairments were identified. No reporting units were deemed to be at risk of failing Step 1 of the goodwill impairment test under ASC No. 350.

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

We record valuation allowances to reduce deferred tax assets when it is more-likely-than-not that some portion of the asset may not be realized. Presently, we believe that all deferred tax assets will more-likely-than-not be realized and a valuation allowance is not required. We evaluate the need for valuation allowances on a regular basis and make adjustments as needed. These adjustments, when made, may have a materially negative impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Control, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 11, 2010

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2009 AND 2008

(Dollar Amounts in Thousands)

	2009	2008
Assets
Current assets
Cash and cash equivalents	$6,090	$5,397
Accounts receivable, less allowances of $815 in 2009 and $933 in 2008	22,623	24,043
Inventories, net	34,223	30,638
Deferred income taxes	1,425	1,684
Prepaid expenses and other current assets	2,434	2,307

Total current assets	66,795	64,069

Property, plant and equipment, net	26,383	27,250

Other assets
Goodwill	44,995	36,811
Other noncurrent assets	5,556	6,654

Total other assets	50,551	43,465

Total assets	$143,729	$134,784

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$7,000	$10,000
Accounts payable	7,124	6,541
Income taxes payable	-	36
Accrued liabilities	5,366	4,415
Current portion of long-term debt	65	487

Total current liabilities	19,555	21,479

Long-term debt	480	545
Other liabilities	728	978
Deferred income taxes	9,542	8,491

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,343,335 shares in 2009 and 14,248,772 shares in 2008	48,919	47,830
Retained earnings	75,164	66,604
Treasury stock, 1,677,479 shares in 2009 and 2008, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	1,129	645

Total stockholders’ equity	113,424	103,291

Total liabilities and stockholders’ equity	$143,729	$134,784

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2009, 2008, AND 2007

(Amounts in Thousands Except Per Share Data)

	2009	2008	2007
Net sales	$132,306	$130,694	$136,539

Cost of products sold	97,946	97,932	100,176

Gross margin	34,360	32,762	36,363

Selling, general and administrative expense	20,756	19,418	18,499

Income from operations	13,604	13,344	17,864

Other income (expense):
Interest expense	(190)	(369)	(561)
Other income and expense, net	(26)	505	255

	(216)	136	(306)

Income before provision for income taxes	13,388	13,480	17,558

Provision for income taxes	4,828	4,629	6,417

Net income	$8,560	$8,851	$11,141

Earnings per common share:
Basic	$0.68	$0.68	$0.83

Diluted	$0.67	$0.67	$0.81

Weighted average common shares outstanding:
Basic	12,604	13,069	13,359

Diluted	12,739	13,189	13,798

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2009, 2008, AND 2007

(Dollar Amounts in Thousands)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Earnings	Stock	(Loss)	Equity
Balance - November 30, 2006	13,874,767	$45,361	$46,612	$(3,628)	$254	$88,599
Net income	-	-	11,141	-	-	11,141
Foreign currency translation adjustments	-	-	-	-	539	539

Comprehensive income	-	-	-	-	-	11,680

Issuance of common stock upon exercise of employee stock options	308,167	1,922	-	-	-	1,922
Purchase and retirement of common stock	(54,020)	(718)	-	-	-	(718)
Tax benefits from exercise of stock options	-	356	-	-	-	356
Equity-based compensation	-	29	-	-	-	29

Balance - November 30, 2007	14,128,914	46,950	57,753	(3,628)	793	101,868
Net income	-	-	8,851	-	-	8,851
Foreign currency translation adjustments	-	-	-	-	(148)	(148)

Comprehensive income	-	-	-	-	-	8,703

Issuance of common stock upon exercise of employee stock options	151,733	816	-	-	-	816
Purchase and retirement of common stock	(31,875)	(302)	-	-	-	(302)
Purchase of common stock, held in treasury	-	-	-	(8,160)	-	(8,160)
Tax benefits from exercise of stock options	-	102	-	-	-	102
Equity-based compensation	-	264	-	-	-	264

Balance - November 30, 2008	14,248,772	47,830	66,604	(11,788)	645	103,291
Net income	-	-	8,560	-	-	8,560
Foreign currency translation adjustments	-	-	-	-	484	484

Comprehensive income	-	-	-	-	-	9,044

Issuance of common stock upon exercise of employee stock options	123,634	865	-	-	-	865
Purchase and retirement of common stock	(29,071)	(265)	-	-	-	(265)
Tax benefits from exercise of stock options	-	42	-	-	-	42
Equity-based compensation	-	447	-	-	-	447

Balance - November 30, 2009	14,343,335	$48,919	$75,164	$(11,788)	$1,129	$113,424

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2009, 2008, AND 2007

(Dollar Amounts in Thousands)

	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$8,560	$8,851	$11,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,944	4,447	3,925
Amortization	777	734	898
Deferred income taxes	1,310	557	693
Equity-based compensation	447	264	29
Tax benefits from exercise of stock options	(42)	(102)	(356)
Gain on insurance recoveries	(528)	-	-
Non-cash insurance recoveries	(250)	(479)	(743)
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	2,668	2,810	(2,156)
Inventories	10	(3,290)	(3,270)
Prepaid expenses and other assets	272	(958)	1,522
Accounts payable and accrued liabilities	867	(3,009)	1,906

Net cash provided by operating activities	19,035	9,825	13,589

Cash Flows From Investing Activities:
Payments for acquired businesses, net of cash received	(12,938)	(5,587)	(2,365)
Insurance proceeds related to property, plant and equipment	1,180	-	1,748
Purchase of property, plant and equipment	(3,952)	(4,440)	(5,810)

Net cash used in investing activities	(15,710)	(10,027)	(6,427)

Cash Flows From Financing Activities:
Net proceeds (repayment) of short-term borrowings	(3,000)	8,000	(7,000)
Repayment of long-term debt	(487)	(99)	(295)
Net proceeds from issuance of common stock	600	514	1,204
Purchase of common stock	-	(8,160)	-
Tax benefits from exercise of stock options	42	102	356

Net cash provided by (used in) financing activities	(2,845)	357	(5,735)

Effect of exchange rate changes on cash	213	59	255

Net increase in cash and cash equivalents	693	214	1,682

Cash and cash equivalents, beginning of year	5,397	5,183	3,501

Cash and cash equivalents, end of year	$6,090	$5,397	$5,183

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended November 30, 2009

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

Derivative Financial Instruments

The Company occasionally enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of the forward currency exchange contracts are generally nine months or less. These contracts are considered derivatives and are recognized on the consolidated balance sheet at fair value. Derivatives that are not considered effective hedges are adjusted to fair value through the consolidated income statement. If the derivative is considered an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Inventories

Inventories are valued at the lower of cost or market, with cost for raw materials, work-in-process and finished goods at standard cost, which approximates the first-in, first-out basis. For work-in-process and finished goods inventories, standard cost includes an allocation of manufacturing overhead based on normal production rates and capacity.

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

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more-likely-than-not that such assets will be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $824,000 in 2009, $786,000 in 2008, and $781,000 in 2007.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $4,425,000 in 2009, $3,743,000 in 2008, and $3,477,000 in 2007.

Equity - Based Compensation

For employee services received in exchange for equity awards (including employee stock options), the Company measures the related compensation cost based on the grant-date fair value of the awards. The cost is then recognized as compensation expense on a straight-line basis over the requisite service period of the awards.

For the years ended November 30, 2009, 2008, and 2007, equity-based compensation expense (related solely to stock options) was as follows (in thousands):

	2009	2008	2007

Equity-based compensation expense	$447	$264	$29

The above amounts are included in selling, general and administrative expense in the accompanying consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted under the Company’s stock option plans is determined, as of the date of grant, using the Black-Scholes option pricing model. Within this valuation model, expected volatilities are based upon the historical volatility of the Company’s stock, and historical data is used to estimate option exercise and employee terminations. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended November 30, 2009 and 2008, options to purchase 297,000 shares and 380,500 shares, respectively, of the Company’s Common Stock were granted with the following weighted average assumptions:

	2009	2008
Expected volatility	46.90%	33.10%
Risk-free interest rate	1.72%	2.75%
Expected dividend yield	0.00%	0.00%
Expected option life in years	5.00	5.00
Fair value per share	$2.52	$3.89

Options granted during the year ended November 30, 2008, included options for 191,000 shares at an exercise price of $15.00 per share (the “original options”). These options were subsequently modified by canceling all 191,000 of the original options and then concurrently replacing them with options for 95,500 shares at an exercise price of $9.30 per share (the “replacement options”). All other terms of the replacement options remained the same as the original options. The fair value of the replacement options was determined to be less than the fair value of the original options immediately before cancellation. Accordingly, no incremental compensation cost is being recognized for the modification of the original options.

No options were granted by the Company during the fiscal year ended November 30, 2007.

At November 30, 2009, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2010	$479
2011	479
2012	215
2013	32
2014	-

$1,205

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

Reclassifications

In the accompanying consolidated statements of cash flows, certain amounts for prior years have been reclassified to conform with the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

ASC 805-10, “Business Combinations”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, “Business Combinations”. The objective of this new accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 changes the accounting treatment for certain specific items, including acquisition-related costs and restructuring costs associated with the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. Once adopted, the Company believes ASC 805-10 will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”

In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. This new accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial condition, results of operations, and cash flow.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805-10, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). Once adopted, the Company believes that this new accounting guidance will have an impact on accounting for business combinations, but the effect is dependent upon the nature and terms of the acquisitions made at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASC 855-10, “Subsequent Events”

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. The objective of these provisions are to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions discuss two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date. An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The requirements are effective for interim and annual financial periods ending after June 15, 2009. The requirements did not have a material impact on the Company’s consolidated financial statements. The Company evaluated its November 30, 2009 consolidated financial statements for subsequent events through February 11, 2010, the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in its consolidated financial statements.

ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”

In June 2009, the FASB issued ASU 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which amends FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS No. 168”). FAS No. 168 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). It arranged these sources of GAAP in a hierarchy for users to apply accordingly. With ASU 2009-01 in effect, all of its content carry the same level of authority, effectively superseding FAS No. 168. Thus, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and nonauthoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of ASU 2009-01 did not have a material impact on the Company’s consolidated financial statements.

2.	Acquisitions

On November 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”). Micro Networks, with operations in Worcester, Massachusetts and Auburn, New York, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. Micro Networks’ products also include integrated microwave assemblies with hybrid circuit design, precision bulk acoustic wave delay lines and synthesizers. The Company believes that these products and related SAW technology, which are currently used predominantly in defense and aerospace applications, are a natural complement and extension to its existing Microwave Components and Systems business segment. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for Micro Networks’ products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The aggregate cash purchase price for Micro Networks was $12,938,000. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Land and building values will be determined by independent appraisal. Machinery and equipment values will be determined by reference to undepreciated cost as of the date of acquisition, which the Company believes approximates fair value. The fair market values of identifiable intangible assets will be determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired will be recognized as goodwill. The aggregate cash purchase price, which includes legal fees and other costs directly related to the acquisition of $139,000, was partially funded by borrowings of $7,000,000 under the Company’s domestic line of credit. The Company utilized its existing cash reserves to satisfy the balance of the purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A preliminary allocation of the purchase price to the Micro Networks assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,027
Inventories	3,533
Prepaid expenses and other current assets	19
Land	83
Building	517
Machinery and equipment	172
Accounts payable	(311)
Accrued liabilities	(286)
Goodwill	8,184

$12,938

The Company expects a final allocation of the Micro Networks purchase price to be completed in the first six months of fiscal year 2010, upon receipt and review of all relevant and necessary information. The goodwill acquired will be assigned to the Company’s Microwave Components and Systems reportable operating segment. For tax purposes, the Company expects to amortize the acquired goodwill ratably over a 15 year period.

With the acquisition of Micro Networks occurring after the close of business on the last day of the Company’s 2009 fiscal year, no Micro Networks revenues or expenses have been included in the accompanying consolidated statements of income. The following unaudited pro forma consolidated financial information for the years ended November 30, 2009 and 2008, has been prepared as if the Micro Networks acquisition had occurred on December 1, 2007 (in thousands, expect per share data):

	2009	2008
Net sales	$144,611	$145,992
Net income	8,731	10,425
Earnings per common share:
Basic	0.69	0.80
Diluted	0.69	0.79

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

On September 26, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of SatCon Electronics, Inc. (“SatCon”). SatCon, based in Marlborough, Massachusetts, designs and manufactures high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, and a full line of thin and thick film circuits. The aggregate cash purchase price for SatCon was $5,587,000, which was primarily funded by borrowings under the Company’s domestic line of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The results of operations of the EMF business have been included in the accompanying consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated financial information for the years ended November 30, 2007 and 2006, has been prepared as if the EMF acquisition had occurred on December 1, 2005 (in thousands, except per share data):

	2007	2006

Net sales	$137,025	$128,684

Net income	11,170	6,038

Earnings per common share:

Basic	0.84	0.46
Diluted	0.81	0.45

3.	Inventories

Inventories by major classification are as follows:

	November 30
	2009	2008
	(in thousands)

Finished goods	$5,548	$3,464
Work-in-process	12,576	11,371
Raw materials	16,099	15,803

	$34,223	$30,638

At November 30, 2009 and 2008, inventories are presented net of inventory reserves of $991,000 and $1,705,000, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2009	2008
	(in thousands)

Land and improvements	$2,362	$2,276
Buildings and improvements	16,870	15,889
Machinery and equipment	45,045	42,358

	64,277	60,523
Less accumulated depreciation	37,894	33,273

	$26,383	$27,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill

Changes in the carrying amount of goodwill for the years ended November 30, 2009 and 2008, in total and for each reportable segment, are summarized as follows (in thousands):

	2009	2008
Goodwill, beginning of year	$36,811	$35,669
Goodwill acquired	8,184	1,142

Goodwill, end of year	$44,995	$36,811

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls

2009
Goodwill, beginning of year	$14,243	$14,862	$7,706
Goodwill acquired	-	8,184	-

Goodwill, end of year	$14,243	$23,046	$7,706

2008
Goodwill, beginning of year	$14,243	$13,720	$7,706
Goodwill acquired	-	1,142	-

Goodwill, end of year	$14,243	$14,862	$7,706

During the year ended November 30, 2009, the Company recorded $8,184,000 of goodwill in connection with its acquisition of Micro Networks, based upon a preliminary allocation of the related purchase price. During the year ended November 30, 2008, the Company recorded $1,142,000 of goodwill in connection with its acquisition of SatCon.

6.	Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2009	2008
	(in thousands)
Amortizable assets:
Customer-related intangibles	$6,926	$6,926
Patents and patent rights	325	306
Debt issuance costs	38	38

	7,289	7,270
Less accumulated amortization	3,959	3,198

	3,330	4,072
Other assets:
Prepaid environmental liability insurance (see Note 10)	2,121	2,487
Deferred charges	105	95

Other noncurrent assets	$5,556	$6,654

For the years ended November 30, 2009 and 2008, the weighted average amortization period for customer-related intangibles was 8.0 years.

During each of the five years ending November 30, 2014, amortization expense is expected to approximate $689,000, $617,000, $498,000, $498,000, and $418,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Short-Term Debt

Short-term debt consists of the following:

	November 30
	2009	2008
	(in thousands)

Notes payable – domestic line of credit (1)	$7,000	$10,000

Notes payable – foreign line of credit (2)	-	-

	$7,000	$10,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the year ended November 30, 2009, weighted average borrowings under the revolving line of credit amounted to $3,808,000 with an average interest rate of 2.04% and maximum month-end borrowings of $9,000,000. During the year ended November 30, 2008, weighted average borrowings were $4,888,000 with an average interest rate of 3.95%, and maximum month-end borrowings of $10,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2009, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,504,000 (Euro 1,000,000). During the years ended November 30, 2009 and 2008, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2009	2008
	(in thousands)

Accrued salaries and wages	$4,365	$3,540
Accrued environmental remediation costs (see Note 10)	278	269
Accrued interest	67	121
Accrued other expenses	656	485

	$5,366	$4,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt

Long-term debt consists of the following:

	November 30
	2009	2008
	(in thousands)

Industrial revenue bonds at an interest rate of 5.36% (1)	$545	$605

Mortgage note payable to bank at an interest rate of 8.50% (2)	-	427

Total	545	1,032
Less current portion	65	487

Long-term debt	$480	$545

(1)	The industrial revenue bonds are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution, in the aggregate principal amount of the bonds plus accrued interest. The bonds require annual principal payments ranging from $40,000 to $90,000 through the year 2015.
(2)	The mortgage note payable was collateralized by certain land and building and required monthly principal payments of approximately $3,000 through July 2009, with a final principal payment of $400,000 made in August 2009.

The aggregate maturities of all long-term debt during each of the five years ending November 30, 2014, are $65,000 in 2010, $70,000 in 2011, $75,000 in 2012, $80,000 in 2013, and $80,000 in 2014.

10.	Other Liabilities

Other liabilities consist of the following:

	November 30
	2009	2008
	(in thousands)

Accrued environmental remediation costs	$1,006	$1,247

Less current portion	278	269

	$728	$978

The Company owns certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for the Company’s ceramic operations, replacing the ceramic operations previously conducted by the Company in New Orleans, Louisiana.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2009, remediation expenditures of $1,882,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1,006,000 which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $278,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2009 and 2008, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2009, 2008, and 2007 was not material to the consolidated financial statements.

12.	Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the year ended November 30, 2009, no shares were repurchased under this program. During the year ended November 30, 2008, the Company repurchased 1,001,479 shares at an aggregate cost of $8,160,000. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

Foreign Currency Translation Adjustments

Balance – November 30, 2006	$254

2007 Foreign currency translation adjustments	539

Balance – November 30, 2007	793

2008 Foreign currency translation adjustments	(148)

Balance – November 30, 2008	645

2009 Foreign currency translation adjustments	484

Balance – November 30, 2009	$1,129

14.	Insurance Recoveries

The Company conducts its operations in numerous locations, including a leased facility in Marlborough, Massachusetts (the “Marlborough Facility”) and an owned facility in Wesson, Mississippi (the “Wesson Facility”). In January 2009, the Marlborough Facility sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and leasehold improvements. Also in January 2009, a small outbuilding at the Wesson Facility sustained a fire, destroying the outbuilding and certain plating equipment contained inside. The aggregate book value of the assets damaged or destroyed by these two involuntary conversions amounted to $652,000. In addition, the Company incurred costs of $106,000 for various clean-up, repairs and related outside services. Upon the settlement of all related insurance claims, the Company received aggregate insurance recoveries of $1,286,000. Accordingly, the Company recorded a net gain of $528,000 representing the excess of the insurance recoveries over the carrying value of the assets destroyed and related costs incurred. This credit has been included in selling, general and administrative expense in the Company’s consolidated statement of income for the year ended November 30, 2009.

15.	Other Income and Expense

Other income and expense for the years ended November 30, 2009, 2008, and 2007, consist of the following (in thousands):

	2009	2008	2007

Patent licensing fees	$-	$340	$93
Investment income	34	178	168
Loss on foreign currency transactions	(60)	(13)	(6)

	$(26)	$505	$255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Income Taxes

For the years ended November 30, 2009, 2008, and 2007, income before income taxes consists of the following (in thousands):

	2009	2008	2007

U.S. operations	$13,353	$13,414	$16,697
Foreign operations	35	66	861

	$13,388	$13,480	$17,558

For the years ended November 30, 2009, 2008, and 2007, the provision for income taxes consists of the following (in thousands):

	2009	2008	2007

Current
U.S. Federal	$3,033	$3,561	$5,004
Foreign	(7)	(5)	112
State	492	514	608

Deferred
U.S. Federal	1,208	603	617
State	102	(44)	76

	$4,828	$4,629	$6,417

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2009, 2008, and 2007, consists of the following (in thousands):

	2009	2008	2007

Statutory federal income tax	$4,686	$4,718	$6,145
State income taxes, net of federal tax effect	386	305	445
Research activities tax credit	(151)	(193)	-
Domestic production activities deduction	(175)	(186)	(95)
Foreign tax rates	(19)	(28)	(190)
Tax rate changes on existing temporary differences	-	-	127
Other items	101	13	(15)

	$4,828	$4,629	$6,417

Excess tax benefits realized upon the exercise of non-qualified stock options and disqualified incentive stock options are credited directly to stockholders’ equity. For the years ended November 30, 2009, 2008, and 2007, these tax benefits and related credits to stockholders’ equity amounted to $42,000, $102,000, and $356,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2009	2008
	(in thousands)

Deferred tax assets:
Accrued compensation	$638	$602
Amortization of intangible assets	552	437
Inventory valuation	521	770
Allowance for doubtful accounts	284	327

Deferred tax assets	1,995	2,136

Deferred tax liabilities:
Amortization of intangible assets	4,997	4,371
Depreciation of plant and equipment	2,898	2,488
Investment in subsidiaries	2,199	2,069
Other	18	15

Deferred tax liabilities	10,112	8,943

Net deferred tax liabilities	$(8,117)	$(6,807)

	November 30
	2009	2008
	(in thousands)

Net deferred tax assets:
Current	$1,425	$1,684

Net deferred tax liabilities:
Noncurrent	(9,542)	(8,491)

	$(8,117)	$(6,807)

For computing deferred tax assets and liabilities, the Company revised its estimated effective U.S. federal income tax rate from 34% to 35% in fiscal 2007. This increase in tax rate reflects the Company’s recent level of taxable income and management’s projections for future profitability. The impact of this tax rate change was to increase the Company’s income tax expense by $127,000 for the year ended November 30, 2007.

The Company has not recorded deferred income taxes on the remaining undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2009, the aggregate undistributed earnings of the foreign subsidiaries amounted to $4,597,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2009 or 2008.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”, effective December 1, 2007, did not give rise to any cumulative effect adjustment to retained earnings or any reclassification of the Company’s income tax assets and liabilities. Upon adoption, the Company had unrecognized tax benefits of $68,000 related to certain state income tax matters. During the years ended November 30, 2009 and 2008, the Company had additional unrecognized tax benefits of $50,000 and $65,000, respectively, related to certain U.S. tax credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands):

Balance at December 1, 2007	$68
Increases related to:
Prior year tax positions	-
Current year tax positions	65

Balance at November 30, 2008	133
Increases related to:
Prior year tax positions	-
Current year tax positions	50

Balance at November 30, 2009	$183

As of November 30, 2009 and 2008, the Company’s unrecognized tax benefits of $183,000 and $133,000, respectively, would affect the Company’s effective tax rate if recognized.

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

17.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2009	2008	2007
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$8,560	$8,851	$11,141

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,604	13,069	13,359

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,604	13,069	13,359

Effect of dilutive stock options	135	120	439

	12,739	13,189	13,798

Earnings per common share:

Basic	$0.68	$0.68	$0.83

Diluted	$0.67	$0.67	$0.81

In 2009, options to purchase 105,500 shares of Common Stock, at a weighted average exercise price of $9.25 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. In 2008, options to purchase 1,103,734 shares of Common Stock, at a weighted average exercise price of $7.48 per share, were similarly excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2009, 2008, and 2007, consists of the following (in thousands):

	2009	2008	2007

Cash paid during the year for:

Interest	$244	$357	$603
Income taxes	3,488	6,759	3,548

Liabilities assumed in connection with:

Business acquisitions	597	1,344	104

19.	Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At November 30, 2009, options to purchase 1,312,552 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2009, 2008, and 2007, is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate

Outstanding – November 30, 2006	1,377,534	$5.05 – 8.68	$6.77	$9,331,000
Granted during the year	-	-	-	-
Exercised during the year	(308,167)	5.05 – 8.68	6.24	(1,922,000)
Cancellations and forfeitures	(3,400)	5.25 – 6.05	5.52	(19,000)

Outstanding – November 30, 2007	1,065,967	5.05 – 8.68	6.93	7,390,000
Granted during the year	380,500	8.38 – 15.00	11.94	4,545,000
Exercised during the year	(151,733)	5.05 – 8.68	5.38	(816,000)
Cancellations and forfeitures	(191,000)	15.00	15.00	(2,865,000)

Outstanding – November 30, 2008	1,103,734	6.31 – 9.30	7.48	8,254,000
Granted during the year	297,000	5.75 – 6.43	5.91	1,757,000
Exercised during the year	(123,634)	6.31 – 7.60	7.00	(865,000)
Cancellations and forfeitures	(215,000)	8.00 – 8.68	8.66	(1,862,000)

Outstanding – November 30, 2009	1,062,100	$5.75 – 9.30	$6.86	$7,284,000

Exercisable:
November 30, 2009	575,600	$6.31 – 7.60	$6.69	$3,848,000

November 30, 2008	656,598	$6.31 – 8.68	$7.37	$4,840,000

November 30, 2007	483,031	$5.05 – 8.68	$6.83	$3,300,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2009:

Option Price	Number of Shares Under Option
Range Per Share	Outstanding	Exercisable
$5.75 – 6.00	225,000	-
6.01 – 7.00	470,000	398,000
7.01 – 8.00	177,600	177,600
8.01 – 9.00	94,000	-
9.01 – 9.30	95,500	-

At November 30, 2009, the weighted average remaining contractual life of outstanding options was 2.7 years. Except for the stock options granted during the years ended November 30, 2009 and 2008, all of the Company’s outstanding options at November 30, 2009 are fully vested. Based upon a closing market price of $8.74 per share for the Company’s Common Stock on November 30, 2009, the aggregate intrinsic value of all outstanding options was $2,052,000, including an aggregate intrinsic value of $1,183,000 for all exercisable stock options. During the years ended November 30, 2009, 2008, and 2007, the aggregate intrinsic value of stock options exercised amounted to $272,000, $568,000, and $2,143,000, respectively.

20.	Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $635,000 in 2009, $601,000 in 2008, and $552,000 in 2007.

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

Although its products are used in many industries, the Company’s largest individual markets are military/defense and communications equipment. Accounts receivable from military/defense customers represented approximately 60% of total accounts receivable at November 30, 2009 and 51% at November 30, 2008. At November 30, 2009 and 2008, approximately 17% and 18%, respectively, of the Company’s accounts receivable were from customers in the communications equipment industry. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Reportable Operating Segments

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

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2009, 2008, and 2007, reportable segment information is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls	Total
2009
Revenue from unaffiliated customers	$42,001	$60,069	$10,268	$19,968	$132,306
Depreciation and amortization expense	1,953	2,601	280	812	5,646
Segment income	5,332	10,021	2,758	3,448	21,559
Segment assets
Tangible assets	20,125	25,482	2,743	7,541	55,891
Goodwill	14,243	23,046	-	7,706	44,995
Capital expenditures	1,030	2,326	99	298	3,753
2008
Revenue from unaffiliated customers	52,060	45,942	9,879	22,813	130,694
Depreciation and amortization expense	1,990	1,977	258	875	5,100
Segment income	9,343	5,492	1,705	3,771	20,311
Segment assets
Tangible assets	21,966	21,052	2,854	7,239	53,111
Goodwill	14,243	14,862	-	7,706	36,811
Capital expenditures	1,367	1,938	432	719	4,456
2007
Revenue from unaffiliated customers	60,713	47,748	7,586	20,492	136,539
Depreciation and amortization expense	1,924	2,041	205	523	4,693
Segment income	11,314	8,791	1,338	2,815	24,258
Segment assets
Tangible assets	22,030	16,100	2,903	5,946	46,979
Goodwill	14,243	13,720	-	7,706	35,669
Capital expenditures	1,999	1,524	372	1,892	5,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2009, 2008, and 2007, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2009	2008	2007

Total depreciation and amortization expense for reportable segments	$5,646	$5,100	$4,693
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	75	81	130

Consolidated depreciation and amortization expense	$5,721	$5,181	$4,823

Income before provision for income taxes	2009	2008	2007

Total income for reportable segments	$21,559	$20,311	$24,258
Unallocated amounts:
General and administrative expense	(7,955)	(6,967)	(6,394)
Interest expense	(190)	(369)	(561)
Other income and (expense), net	(26)	505	255

Consolidated income before provision for income taxes	$13,388	$13,480	$17,558

Assets	2009	2008	2007

Total assets for reportable segments	$100,886	$89,922	$82,648
Unallocated amounts:
Cash and cash equivalents	6,090	5,397	5,183
Accounts receivable	22,623	24,043	25,461
Other current assets	3,859	3,991	2,243
Other noncurrent assets	10,271	11,431	11,384

Total consolidated assets	$143,729	$134,784	$126,919

Capital expenditures	2009	2008	2007

Total capital expenditures for reportable segments	$3,753	$4,456	$5,787
Unallocated amounts:
Capital expenditures related to general and administrative activities	199	26	23

Total consolidated capital expenditures	$3,952	$4,482	$5,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2009, 2008, and 2007 is as follows (in thousands):

2009	United States	Mexico	China	Germany	All Other Countries	Total

Revenue from unaffiliated customers	$110,612	$658	$2,111	$2,535	$16,390	$132,306
Long-lived assets:
Property, plant and equipment	25,164	116	1,086	17	-	26,383

2008

Revenue from unaffiliated customers	101,891	1,122	3,652	4,231	19,798	130,694
Long-lived assets:
Property, plant and equipment	25,599	71	1,558	22	-	27,250

2007

Revenue from unaffiliated customers	107,740	735	5,398	5,726	16,940	136,539
Long-lived assets:
Property, plant and equipment	24,607	95	1,445	30	-	26,177

In 2009 and 2008, the Company’s largest single customer (a prime supplier to the military/defense industry) represented 8% and 4%, respectively, of total consolidated net sales. Sales to this major customer consisted of various advanced specialty products and microwave components and systems. In 2007, sales to the Company’s largest single customer (a distributor of electronic components) represented 5% of the Company’s total consolidated net sales. Sales to this major customer principally consisted of advanced specialty products.

23.	Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2009
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$33,117	$33,623	$31,477	$34,089
Gross margin	8,258	8,948	7,749	9,405
Net income	2,153	2,221	2,041	2,145
Earnings per common share:
Basic	0.17	0.18	0.16	0.17
Diluted	0.17	0.18	0.16	0.17

	Year Ended November 30, 2008
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$31,154	$32,574	$33,124	$33,842
Gross margin	6,851	8,080	8,592	9,239
Net income	1,789	2,176	2,354	2,532
Earnings per common share:
Basic	0.13	0.16	0.18	0.20
Diluted	0.13	0.16	0.18	0.20

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.	Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

25.	Operating Leases

The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2014. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follow (in thousands):

2010	$1,329
2011	422
2012	383
2013	144
2014	16

$2,294

Total rent expense under all operating leases amounted to $2,270,000 in 2009, $2,157,000 in 2008, and $2,362,000 in 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of November 30, 2009.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Control, Inc.

We have audited Spectrum Control, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Control, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, as stated in their report which is included herein. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Control, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009 of Spectrum Control, Inc. and subsidiaries and our report dated February 11, 2010, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 11, 2010

(e) Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 4 and 5 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 12, 2010 (the “Proxy Statement”) is incorporated herein by reference.

Current members of the Company’s Audit Committee are: George J. Behringer, Chairman; Bernard C. Bailey; and Gerald A. Ryan. All of the committee members are independent directors. The Company has determined that Mr. Behringer, Mr. Bailey, and Mr. Ryan are “financial experts”, as that term has been defined by the Securities and Exchange Commission.

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on the Company’s website at www.spectrumcontrol.com.

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position

John P. Freeman	55	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	57	Senior Vice President, Advanced Specialty Products

Robert J. McKenna	56	Senior Vice President, New Business and Resource Development

Richard A. Southworth	67	President, Chief Executive Officer

James F. Toohey	75	Secretary

Brian F. Ward	50	Senior Vice President, Sensors and Controls

Mr. Freeman is a graduate of Gannon University in Accounting and is a Certified Public Accountant and Certified Management Accountant. He joined the Company in 1988 as Controller. Prior to that time, he was a principal in a public accounting firm. In 1990, he was named Vice President and Chief Financial Officer. In December of 2000, he was named Senior Vice President.

Mr. Howanitz is a graduate of Pennsylvania State University with a bachelors degree in Business Administration. Since joining the Company in 1984, he has held several management positions including General Manager of the Company’s Interconnect Products Division, Vice President of the Company’s Signal Integrity Products Group, and Senior Vice President of Advanced Specialty Products.

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

The information set forth under “Executive Compensation” and “Compensation Discussion and Analysis” on pages 10 through 21 of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under “Securities Ownership” on pages 8 and 9 of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationships and Related Transactions” on page 9 of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2010” on page 23 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

Schedule II - Valuation and Qualifying Accounts	73

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

1996 Non-Employee Directors’ Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference

Asset Purchase Agreement dated October 15, 2004, by and between Spectrum Control, Inc. and REMEC Inc., previously filed on October 15, 2004, as Exhibit 2.1 to Form 8-K, and incorporated herein by reference

Asset Purchase Agreement dated February 11, 2005, by and among Spectrum Microwave, Inc., Amplifonix, Inc., R. Lake Associates and Dr. Arthur Riben, previously filed on February 11, 2005, as Exhibit 10.1 to Form 8-K, and incorporated herein by reference

Asset Purchase Agreement effective November 30, 2009, by and among Spectrum Control, Inc., Spectrum Microwave, Inc., Micro Networks Corporation, Creative Electric, Inc., MNC Worcester Corporation, and Integrated Device Technology, Inc., previously filed on November 30, 2009, as Exhibit 10.1 to Form 8-K, and incorporated herein by reference

Subsidiaries of the Company (21.1)	74-75

Consent of Ernst & Young LLP (23.1)	76

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	77

Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	78

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)	79

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 11, 2010		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bernard C. Bailey	Director	February 11, 2010

/s/ George J. Behringer	Director	February 11, 2010

/s/ James R. Foster	Principal Accounting Officer	February 11, 2010

/s/ John P. Freeman	Director, Chief Financial Officer	February 11, 2010

/s/ J. Thomas Gruenwald	Director	February 11, 2010

/s/ Charles S. Mahan, Jr.	Director	February 11, 2010

/s/ Gerald A. Ryan	Director	February 11, 2010

/s/ James F. Toohey	Director	February 11, 2010

Spectrum Control, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2009

(Amounts in Thousands)

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Year	Additions Charged to (Credited Against) Costs and Expenses	Deductions		Balance at End of Year

Year ended November 30, 2007:

Allowance for doubtful accounts	$851	$(89)	$(209	) (1)	$971

Reserve for excess and slow-moving inventories	$1,341	$1,303	$1,416	(2)	$1,228

Year ended November 30, 2008:

Allowance for doubtful accounts	$971	$212	$250	(1)	$933

Reserve for excess and slow-moving inventories	$1,228	$1,506	$1,029	(2)	$1,705

Year ended November 30, 2009:

Allowance for doubtful accounts	$933	$(36)	$82	(1)	$815

Reserve for excess and slow-moving inventories	$1,705	$1,152	$1,866	(2)	$991

(1)	Uncollectible accounts written off, net of recoveries

(2)	Inventories physically scrapped