Form 10-Q
period 2010-02-28
SPECTRUM CONTROL INC
filed 2010-03-30
CIK 92769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2010
Common, no par value	12,724,865

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

( Unaudited )

( Dollar Amounts in Thousands )

	February 28, 2010	November 30, 2009
Assets
Current assets
Cash and cash equivalents	$4,462	$6,090
Accounts receivable, less allowances of $898 in 2010 and $815 in 2009	24,718	22,623
Inventories, net	32,179	34,223
Deferred income taxes	1,425	1,425
Prepaid expenses and other current assets	2,040	2,434

Total current assets	64,824	66,795

Property, plant and equipment, net	26,287	26,383

Other assets
Goodwill	44,995	44,995
Other noncurrent assets	5,249	5,556

Total other assets	50,244	50,551

Total assets	$141,355	$143,729

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$4,000	$7,000
Accounts payable	6,669	7,124
Accrued liabilities	3,812	5,366
Current portion of long-term debt	65	65

Total current liabilities	14,546	19,555

Long-term debt	415	480
Other liabilities	695	728
Deferred income taxes	9,765	9,542

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,402,344 shares in 2010 and 14,343,335 shares in 2009	49,339	48,919
Retained earnings	77,572	75,164
Treasury stock, 1,677,479 shares in 2010 and 2009, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	811	1,129

Total stockholders’ equity	115,934	113,424

Total liabilities and stockholders’ equity	$141,355	$143,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

( Unaudited )

( Amounts in Thousands, Except Per Share Data )

	For the Three Months Ended February 28,
	2010	2009
Net sales	$37,870	$33,117

Cost of products sold	28,991	24,859

Gross margin	8,879	8,258

Selling, general and administrative expense	5,159	4,867

Income from operations	3,720	3,391

Other income ( expense ) :
Interest expense	(47)	(97)
Other income and expense, net	34	29

	(13)	(68)

Income before provision for income taxes	3,707	3,323

Provision for income taxes	1,299	1,170

Net income	$2,408	$2,153

Earnings per common share :
Basic	$0.19	$0.17

Diluted	$0.19	$0.17

Average number of common shares outstanding :
Basic	12,695	12,571

Diluted	12,964	12,594

Dividends per common share	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Spectrum Control, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

( Unaudited )

( Dollar Amounts in Thousands )

	For the Three Months Ended February 28,
	2010	2009
Cash Flows From Operating Activities :
Net income	$2,408	$2,153
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	1,302	1,388
Amortization	221	202
Deferred income taxes	223	133
Equity-based compensation	120	104
Non-cash insurance recoveries	(33)	(25)
Changes in assets and liabilities:
Accounts receivable	(2,259)	(131)
Inventories	2,004	(1,394)
Prepaid expenses and other assets	472	487
Accounts payable and accrued expenses	(1,992)	(1,166)

Net cash provided by operating activities	2,466	1,751

Cash Flows From Investing Activities :
Purchase of property, plant and equipment	(1,206)	(1,021)
Insurance proceeds related to property, plant and equipment	-	500

Net cash used in investing activities	(1,206)	(521)

Cash Flows From Financing Activities :
Net repayment of short-term borrowings	(3,000)	(3,000)
Repayment of long-term debt	(65)	(70)
Net proceeds from issuance of common stock	300	-

Net cash used in financing activities	(2,765)	(3,070)

Effect of exchange rate changes on cash	(123)	(60)

Net decrease in cash and cash equivalents	(1,628)	(1,900)

Cash and cash equivalents, beginning of period	6,090	5,397

Cash and cash equivalents, end of period	$4,462	$3,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

( Unaudited )

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of Spectrum Control, Inc. and its Subsidiaries (“the Company”). All significant intercompany accounts are eliminated upon consolidation.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The income tax rates utilized for interim financial statement purposes for the periods ended February 28, 2010 and 2009 are based on estimates of income and other pertinent tax matters for the entire year.

Management has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable events were identified.

The condensed consolidated balance sheet at November 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2009.

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

Note 4 – Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At February 28, 2010, options to purchase 1,502,600 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the three month period ended February 28, 2010 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2009	1,062,100	$5.75 – 9.30	$6.86	$7,284,000
Granted during the period	-	-	-	-
Exercised during the period	(105,600)	6.31 – 7.60	7.45	(787,000)
Cancellations and forfeitures	-	-	-	-

Outstanding – February 28, 2010	956,500	$5.75 – 9.30	$6.79	$6,497,000

Exercisable – February 28, 2010	501,831	$6.31 – 9.30	$6.69	$3,357,000

The following table summarizes significant ranges of outstanding and exercisable stock options at February 28, 2010:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.75 – 6.00	225,000	-
6.01 – 7.00	458,000	386,000
7.01 – 8.00	84,000	84,000
8.01 – 9.00	94,000	-
9.01 – 9.30	95,500	31,831

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon a closing market price of $11.56 per share for the Company’s Common Stock at February 28, 2010, the aggregate intrinsic value of all outstanding stock options was $4,560,000, including an aggregate intrinsic value of $2,445,000 for all exercisable stock options. During the three month period ended February 28, 2010, stock options were exercised for 105,600 shares, which had an aggregate intrinsic value of $301,000. At February 28, 2010, the weighted average remaining contractual life of outstanding options was approximately 1.8 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company’s stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the three month period ended February 28, 2010, no stock options were granted. During the three month period ended February 28, 2009, options to purchase 225,000 shares of the Company’s Common Stock were granted with the following weighted average assumptions: expected volatility of 46.20%; risk-free interest rate of 1.66%; expected dividend yield of 0.00%; expected option life in years of 5.00; and fair value per share of $2.41.

For the periods ended February 28, 2010 and 2009, equity-based compensation expense (related to stock options) was as follows (in thousands):

	Three Months Ended February 28,
	2010	2009
Equity-based compensation expense	$120	$104

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At February 28, 2010, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2010	$359
2011	479
2012	215
2013	32
2014	-

$1,085

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 – Inventories

Inventories by major classification are as follows (in thousands):

	February 28, 2010	November 30, 2009
Finished goods	$4,797	$5,548
Work-in-process	11,430	12,576
Raw materials	15,952	16,099

	$32,179	$34,223

Inventories are presented net of aggregate inventory reserves of $1,406,000 at February 28, 2010 and $991,000 at November 30, 2009.

Note 6 – Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	February 28, 2010	November 30, 2009
Land and improvements	$2,363	$2,362
Buildings and improvements	16,900	16,870
Machinery and equipment	46,201	45,045

	65,464	64,277
Less accumulated depreciation	39,177	37,894

	$26,287	$26,383

Note 7 – Goodwill

Changes in the carrying amount of goodwill for the period ended February 28, 2010, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total
Three Months Ended February 28, 2010
Goodwill, beginning of period	$14,243	$23,046	$7,706	$44,995
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-

Goodwill, end of period	$14,243	$23,046	$7,706	$44,995

On November 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), and the Company recorded goodwill of $8,184,000 as part of its preliminary allocation of the related purchase price. The Company expects a final allocation of the Micro Networks purchase price to be completed during the second quarter of fiscal 2010, upon receipt and review of all relevant and necessary information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	February 28, 2010	November 30, 2009
Amortizable assets:
Customer-related intangibles	$6,926	$6,926
Patents and patent rights	345	325
Debt issuance costs	38	38

	7,309	7,289
Less accumulated amortization	4,180	3,959

	3,129	3,330

Other assets:
Prepaid environmental liability insurance (see Note 11)	2,059	2,121
Deferred charges	61	105

	2,120	2,226

Other noncurrent assets	$5,249	$5,556

For the period ended February 28, 2010, the weighted average amortization period for customer-related intangibles was 8.0 years.

For the periods ended February 28, 2010 and 2009, amortization of intangible assets was as follows (in thousands):

	Three Months Ended February 28,
	2010	2009
Amortization expense	$221	$202

For each of the five fiscal years ending November 30, 2014, amortization expense is expected to be $881,000, $809,000, $711,000, $631,000, and $551,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Short-Term Debt

Short-term debt consists of the following (in thousands):

	February 28, 2010	November 30, 2009
Notes payable – domestic line of credit (1)	$4,000	$7,000
Notes payable – foreign line of credit (2)	-	-

	$4,000	$7,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the three month period ended February 28, 2010, weighted average borrowings under the revolving line of credit amounted to $6,900,000, with an average interest rate of 1.23%, and maximum month-end borrowings of $7,000,000. During the three month period ended February 28, 2009, weighted average borrowings under the revolving line of credit amounted to $8,767,000, with an average interest rate of 2.44%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2010, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,359,000 (Euro 1,000,000). During the three month periods ended February 28, 2010 and 2009, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 – Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	February 28, 2010	November 30, 2009
Accrued salaries and wages	$3,158	$4,365
Accrued environmental remediation costs (see Note 11)	278	278
Accrued interest	25	67
Accrued other expenses	351	656

	$3,812	$5,366

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Other Liabilities

Other liabilities consist of the following (in thousands):

	February 28, 2010	November 30, 2009
Accrued environmental remediation costs	$973	$1,006
Less current portion	278	278

	$695	$728

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2010, remediation expenditures of $1,915,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $973,000 which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $278,000 of the total remediation costs are expected to be incurred during the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended February 28, 2010, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

Note 13 – Fair Value of Financial Instruments

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At February 28, 2010, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the three month periods ended February 28, 2010 and 2009 was not material to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 – Income Taxes

For the three month periods ended February 28, 2010 and 2009, the Company’s effective income tax rate was 35.0% and 35.2%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates.

A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2009	$183
Changes related to:
Prior year tax positions	-
Current year tax positions	-

Balance at February 28, 2010	$183

As of February 28, 2010, the Company’s unrecognized tax benefits of $183,000 (which relate to certain U.S. tax credits and state income tax matters) would affect the Company’s effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended February 28,
	2010	2009
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$2,408	$2,153

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,695	12,571

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,695	12,571

Effect of dilutive stock options	269	23

	12,964	12,594

Earnings per common share:

Basic	$0.19	$0.17

Diluted	$0.19	$0.17

Options to purchase 521,734 shares of Common Stock, at a weighted average exercise price of $8.19 per share, were outstanding at February 28, 2009, but were not included in the 2009 computation of diluted earnings per share because their inclusion would be antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended February 28,
	2010	2009
Net income	$2,408	$2,153

Foreign currency translation adjustments	(318)	(63)

Comprehensive income	$2,090	$2,090

The components of accumulated other comprehensive income are as follows (in thousands):

	February 28, 2010	November 30, 2009
Foreign currency translation adjustments	$811	$1,129

Note 17 – Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended February 28,
	2010	2009
Cash paid during the period for:

Interest	$89	$185
Income taxes	42	40

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended February 28, 2010 and 2009, is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended February 28, 2010
Revenue from unaffiliated customers	$11,673	$17,832	$3,872	$4,493
Segment income	1,875	2,021	1,443	452

Three Months Ended February 28, 2009
Revenue from unaffiliated customers	10,601	14,006	2,794	5,716
Segment income	1,505	1,677	749	1,168

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 28, 2010 and 2009 is as follows (in thousands):

	Three Months Ended February 28,
	2010	2009
Total income for reportable segments	$5,791	$5,099
Unallocated amounts:
General and administrative expense	(2,071)	(1,708)
Interest expense	(47)	(97)
Other income and (expense), net	34	29

Consolidated income before provision for income taxes	$3,707	$3,323

Note 19 – Contingencies

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

The adoption of the new accounting guidance described above, effective December 1, 2009, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the three month period ended February 28, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2009. All references to “we”, “us”, “our”, or the “Company” in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 61% and 18%, respectively, of our sales for the three months ended February 28, 2010. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

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

Acquisition

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), a subsidiary of Integrated Device Technology, Inc. (Nasdaq: IDTI). Micro Networks, with operations in Worcester, MA and Auburn, NY, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. These products, and related SAW technology, are used in numerous defense and aerospace applications. The aggregate cash purchase price for Micro Networks was $12.9 million, which was partially funded by borrowings of $7.0 million under our domestic line of credit.

Micro Networks’ results of operations have been included in our consolidated financial statements since the November 30, 2009 acquisition date. Accordingly, Micro Networks net sales of $3.1 million are included in the accompanying condensed consolidated statement of income for the three months ended February 28, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Information

The following discussion includes certain “forward-looking statements” within the meaning of the federal securities laws, including statements regarding: (1) our belief as to future market conditions, (2) our anticipated capital expenditures, and (3) our expected future operating requirements and financing needs. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” contained in our Annual Report Form 10-K, as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements.

Executive Summary

During the first quarter of fiscal 2010, our sales were $37.9 million, an increase of $4.8 million or 14.4% from the comparable period last year. This increase in sales reflects $3.1 million of Micro Networks product shipments, along with additional shipment volumes for many of our products used in military/defense and communications equipment applications. In the current quarter, excluding the impact of our Micro Networks acquisition, sales of our microwave products increased $684,000 or 4.9% from a year ago. In addition, sales of our advanced specialty products were $11.7 million, representing an increase of $1.1 million or 10.1% from the comparable period last year. Sales for our power management systems continued to grow, with aggregate shipments of $3.9 million in the first quarter of fiscal 2010, up $1.1 million or 38.6% from the same period last year. These sales increases were driven by numerous military/defense programs, as well as communication equipment applications in data storage and networking systems. These shipment increases were partially offset by a $1.2 million reduction in sales for our sensors and controls, reflecting delayed order releases for some of our precision position sensors used in military/defense and commercial aerospace applications.

In the current quarter, our gross margin was $8.9 million or 23.4% of sales, compared to $8.3 million or 24.9% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects increases in certain overhead costs associated with the Micro Networks acquisition. At the end of the current period, we had a total workforce of 1,412 employees, up 6.5% from the end of last fiscal year, reflecting our additional sales volume and production requirements.

Overall, we generated net income of $2.4 million or 19 cents per dilutive share in the first quarter of fiscal 2010, compared to net income of $2.2 million or 17 cents per dilutive share for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended February 28, 2010, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash provided by operating activities was $2.5 million in the first three months of fiscal 2010, compared to $1.8 million for the first three months of 2009. In 2010, net cash provided by operating activities was positively impacted by improved inventory turnover rates which resulted in a $2.0 million reduction in inventories. This benefit was offset by a $2.3 million growth in accounts receivable, reflecting additional sales volume generated in the current quarter. In the first three months of fiscal 2010, our positive operating cash flow and existing cash reserves enabled us to repay $3.0 million of our short-term bank borrowings and fund capital expenditures of $1.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended February 28, 2010 and 2009:

	Three Months Ended February 28,
	2010	2009

Net sales	100.0%	100.0%

Cost of products sold	76.6	75.1

Gross margin	23.4	24.9

Selling, general and administrative expense	13.6	14.7

Income from operations	9.8	10.2

Other income (expense)

Interest expense	(0.1)	(0.3)

Other income and expense, net	0.1	0.1

Income before provision for income taxes	9.8	10.0

Provision for income taxes	3.4	3.5

Net income	6.4%	6.5%

The following table sets forth the Company’s net sales by reportable operating segments for the periods ended February 28, 2010 and 2009 (in thousands):

	Three Months Ended February 28,
	2010	2009

Advanced Specialty Products	$11,673	$10,601

Microwave Components and Systems	17,832	14,006

Power Management Systems	3,872	2,794

Sensors and Controls	4,493	5,716

	$37,870	$33,117

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2010 Versus First Quarter 2009

Net Sales

Our consolidated net sales were $37.9 million in the first quarter of fiscal 2010, an increase of $4.8 million or 14.4% from the comparable period last year. This increase reflects $3.1 million of Micro Networks product shipments, as well as additional shipment volumes for many of our products used in military/defense and communications equipment applications. These shipment increases were partially offset by a $1.2 million reduction in sales for our sensors and controls, primarily associated with our precision position sensors and related assemblies.

Sales of our advanced specialty products were $11.7 million in the current quarter, compared to $10.6 million in the first quarter of fiscal 2009. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment. Shipments for our advanced specialty products increased across virtually all of our key markets during the current quarter.

Excluding the impact of our current period Micro Networks product sales of $3.1 million, sales of our microwave products grew $684,000 or 4.9% from the same quarter of last year. This increase reflects additional shipments of our microwave products in support of numerous military/defense programs, including applications in secure communications, radar systems, and countermeasures for improvised explosive devices.

Sales of our power management systems increased by $1.1 million or 38.6%, with sales of $3.9 million in the current quarter and $2.8 million in the comparable period last year. Shipments for these advanced systems were particularly strong in applications for data storage and networking systems. Sales of our sensors and controls amounted to $4.5 million in the first quarter of fiscal 2010, down $1.2 million or 21.4% from the same period a year ago. In the first quarter of 2010, shipments of our custom position sensors were negatively impacted by delayed order releases for certain military/defense and commercial aerospace programs.

Total customer orders received in the first quarter of fiscal 2010 were $35.3 million, up $3.8 million or 12.1% from the $31.5 million received in the first quarter of fiscal 2009.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the first quarter of fiscal 2010, gross margin was $8.9 million or 23.4% of sales, compared to $8.3 million or 24.9% of sales for the same quarter last year. The decrease in gross margin percentage principally reflects increases in certain overhead costs associated with the Micro Networks acquisition.

As a percentage of sales, material and labor costs decreased slightly during the current period, primarily reflecting changes in sales mix. Aggregate material and labor costs were $13.3 million or 35.2% of sales in the first quarter of fiscal 2010, compared to $11.8 million or 35.8% of sales for the same period last year. Total manufacturing overhead was $15.6 million or 41.4% of sales in the current quarter, versus $13.0 million or 39.3% of sales for the comparable period of fiscal 2009. This increase, as a percentage of sales, principally reflects increases in certain manufacturing costs associated with the Micro Networks acquisition, including additional personnel costs, and inventory charges upon the sale of acquired Micro Networks inventory which had previously been recorded at fair value as of the purchase date.

At the end of the current period, we had a total workforce of 1,412 employees, up 6.5% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $2.8 million or 7.3% of sales, compared to $2.9 million or 8.8% of sales for the same period last year. The reduction in selling expense primarily reflects changes in sales mix and related decreases to our effective sales commission rate. Aggregate general and administrative expense was $2.4 million in the first quarter of fiscal 2010, versus $2.0 million in the comparable period of fiscal 2009. The increase in general and administrative expense reflects higher personnel costs and numerous other operating expense increases generated from our additional business activity.

Interest Expense

With lower interest rates and reduced short-term borrowings, our interest expense decreased in the current quarter compared to the same period last year. Total interest expense in the first quarter of fiscal 2010 was $47,000, a decrease of $50,000 from same period last year. During the quarter ended February, 28, 2010, weighted average borrowings under our domestic line of credit amounted to $6.9 million, with an average interest rate of 1.23%. During the quarter ended February 28, 2009, weighted average borrowings under the domestic line of credit were $8.8 million, with an average interest rate of 2.44%.

Income Taxes

For the first three months of fiscal 2010 and 2009, our effective income tax rate was 35.0% and 35.2%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rates and statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At February 28, 2010, $4.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At February 28, 2010, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.4 million (Euro 1.0 million). At February 28, 2010, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased during the current period. At February 28, 2010, we had net working capital of $50.3 million, compared to $47.2 million at November 30, 2009. At February 28, 2010, current assets were 4.46 times current liabilities, compared to 3.42 at the end of fiscal 2009. This increase in net working capital and current ratio primarily reflects our positive operating cash flow which enabled us to reduce our short-term bank borrowings by $3.0 million during the current period.

Our capital expenditures for property, plant and equipment amounted to $1.2 million in the first three months of fiscal 2010. These capital expenditures were made across our business segments to support manufacturing expansion and improvements, as well as routine replacement of older fixed assets. At February 28, 2010, we had not entered into any material commitments for additional capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2010, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

As of February 28, 2010, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$480	$-	$70	$75	$80	$80	$175

Operating leases	1,962	997	422	383	144	16	-

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

Net cash provided by operating activities was $2.5 million in the first three months of fiscal 2010, compared to $1.8 million for the first three months of 2009. In 2010, net cash provided by operating activities was positively impacted by improved inventory turnover rates which resulted in a $2.0 million reduction in inventories. This benefit was offset by a $2.3 million growth in accounts receivable, reflecting additional sales volume generated in the current quarter. In the first three months of fiscal 2010, our positive operating cash flow and existing cash reserves enabled us to repay $3.0 million of our short-term bank borrowings and fund capital expenditures of $1.2 million.

At February 28, 2010, the aggregate carrying value of goodwill was $45.0 million or 31.8% of our total assets and 38.8% of our total stockholders’ equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For the three months ended February 28, 2010, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2010, remediation expenditures of $1.9 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $1.0 million which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At February 28, 2010, our allowance for doubtful accounts was $898,000 or 3.5% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2010. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2010, we had recorded inventory reserves in the aggregate amount of $1.4 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

The discounted cash flow model involves many assumptions, including forecasted operating results and discount rates. Inherent in the forecasted operating results are certain assumptions regarding revenue growth rates, projected cost saving initiatives, and projected long-term growth rates in the determination of terminal values. We perform our goodwill impairment testing as of September 1 of each year. For each of the periods presented herein, no impairments were identified. No reporting units were deemed to be at risk of failing Step 1 of the goodwill impairment test under ASC No. 350.

Long-lived assets other than goodwill are reviewed for impairment whenever indicators of possible impairment exist. Impairments are recognized when the expected future operating cash flows derived from such assets are less than their carrying values. No impairment losses have been recognized in any of the periods presented herein. However, our future cash flow expectations assume that the general economic climate and conditions within our major served markets will improve during the next few years. If long-term market conditions do not improve, or in fact deteriorate, our long-lived assets may become materially impaired.

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

The adoption of the new accounting guidance described above, effective December 1, 2009, did not have any impact on our consolidated financial condition, results of operations, and cash flows for the three month period ended February 28, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At February 28, 2010, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At February 28, 2010, no interest rate swap agreements were outstanding.

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

(b) Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

The Company is exposed to certain risk factors that may affect future consolidated operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company’s most recently filed annual report on Form 10-K. There have been no significant changes in the Company’s risk factors since November 30, 2009.

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

SPECTRUM CONTROL, INC.
(Registrant)

Date: March 30, 2010	By:	/s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer