Form 10-Q
period 2010-05-31
SPECTRUM CONTROL INC
filed 2010-06-25
CIK 92769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2010

Commission File Number 0-8796

Spectrum Control, Inc.

Exact name of registrant as specified in its charter

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1196447 (I.R.S. Employer Identification Number)

8031 Avonia Road; Fairview, Pennsylvania (Address)	16415 (Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of June 15, 2010
Common, no par value	12,809,622

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar Amounts in Thousands)

	May 31, 2010	November 30, 2009
Assets
Current assets
Cash and cash equivalents	$3,621	$6,090
Accounts receivable, less allowances of $922 in 2010 and $815 in 2009	25,208	22,623
Inventories, net	33,781	34,223
Deferred income taxes	1,425	1,425
Prepaid expenses and other current assets	1,878	2,434

Total current assets	65,913	66,795

Property, plant and equipment, net	27,231	26,383

Other assets
Goodwill	41,697	44,995
Other noncurrent assets	8,155	5,556

Total other assets	49,852	50,551

Total assets	$142,996	$143,729

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$1,000	$7,000
Accounts payable	6,530	7,124
Income taxes payable	97	-
Accrued liabilities	4,594	5,366
Current portion of long-term debt	65	65

Total current liabilities	12,286	19,555

Long-term debt	415	480
Other liabilities	627	728
Deferred income taxes	10,073	9,542

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,487,101 shares in 2010 and 14,343,335 shares in 2009	50,007	48,919
Retained earnings	80,843	75,164
Treasury stock, 1,677,479 shares in 2010 and 2009, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	533	1,129

Total stockholders’ equity	119,595	113,424

Total liabilities and stockholders’ equity	$142,996	$143,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2010	2009	2010	2009
Net sales	$39,731	$33,623	$77,601	$66,740

Cost of products sold	28,640	24,675	57,631	49,534

Gross margin	11,091	8,948	19,970	17,206

Selling, general and administrative expense	5,924	5,464	11,083	10,331

Income from operations	5,167	3,484	8,887	6,875

Other income (expense):
Interest expense	(35)	(66)	(82)	(163)
Other income and expense, net	6	9	40	38

	(29)	(57)	(42)	(125)

Income before provision for income taxes	5,138	3,427	8,845	6,750

Provision for income taxes	1,867	1,206	3,166	2,376

Net income	$3,271	$2,221	$5,679	$4,374

Earnings per common share:
Basic	$0.26	$0.18	$0.45	$0.35

Diluted	$0.25	$0.18	$0.44	$0.35

Average number of common shares outstanding:
Basic	12,783	12,571	12,740	12,571

Diluted	13,115	12,679	13,040	12,636

Dividends per common share	$-	$-	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Spectrum Control, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	For the Six Months Ended May 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$5,679	$4,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,633	2,539
Amortization	580	405
Deferred income taxes	531	234
Equity-based compensation	251	218
Non-cash insurance recoveries	(101)	(75)
Changes in assets and liabilities:
Accounts receivable	(2,957)	2,367
Inventories	218	(185)
Prepaid expenses and other assets	675	394
Accounts payable and accrued expenses	(1,087)	(2,148)

Net cash provided by operating activities	6,422	8,123

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,483)	(1,914)
Insurance proceeds related to property, plant and equipment	-	500

Net cash used in investing activities	(3,483)	(1,414)

Cash Flows From Financing Activities:
Net repayment of short-term borrowings	(6,000)	(7,000)
Repayment of long-term debt	(65)	(80)
Net proceeds from issuance of common stock	837	-

Net cash used in financing activities	(5,228)	(7,080)

Effect of exchange rate changes on cash	(180)	86

Net decrease in cash and cash equivalents	(2,469)	(285)

Cash and cash equivalents, beginning of period	6,090	5,397

Cash and cash equivalents, end of period	$3,621	$5,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

(Unaudited)

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

The income tax rates utilized for interim financial statement purposes for the periods ended May 31, 2010 and 2009 are based on estimates of income and other pertinent tax matters for the entire year.

Management has evaluated all subsequent events through the date the financial statements were issued. No material recognized events were identified. See Note 21 to the condensed consolidated financial statements for disclosure of certain non-recognized subsequent events.

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

Note 4 – Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At May 31, 2010, options to purchase 1,466,600 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the six month period ended May 31, 2010 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2009	1,062,100	$5.75 – 9.30	$6.86	$7,284,000
Granted during the period	36,000	13.91	13.91	501,000
Exercised during the period	(205,600)	6.31 – 9.30	7.42	(1,525,000)
Cancellations and forfeitures	-	-	-	-

Outstanding – May 31, 2010	892,500	$5.75 – 13.91	$7.01	$6,260,000

Exercisable – May 31, 2010	433,164	$6.31 – 9.30	$6.65	$2,883,000

The following table summarizes significant ranges of outstanding and exercisable stock options at May 31, 2010:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.75 – 6.00	225,000	-
6.01 – 7.00	446,000	374,000
8.01 – 9.00	94,000	31,333
9.01 – 9.30	91,500	27,831
13.91	36,000	-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon a closing market price of $13.00 per share for the Company’s Common Stock at May 31, 2010, the aggregate intrinsic value of all outstanding stock options was $5,343,000, including an aggregate intrinsic value of $2,749,000 for all exercisable stock options. During the six month period ended May 31, 2010, stock options were exercised for 205,600 shares, which had an aggregate intrinsic value of $800,000. At May 31, 2010, the weighted average remaining contractual life of outstanding options was approximately 2.2 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company’s stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the six month period ended May 31, 2010, stock options to purchase 36,000 shares of the Company’s Common Stock were granted with the following weighted average assumptions: expected volatility of 50.10%; risk-free interest rate of 2.57%; expected dividend yield of 0.00%; expected option life in years of 5.00; and fair value per share of $6.41.

For the periods ended May 31, 2010 and 2009, equity-based compensation expense (related to stock options) was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Equity-based compensation expense	$132	$114	$251	$218

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At May 31, 2010, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2010	$263
2011	536
2012	273
2013	90
2014	21

$1,183

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 – Inventories

Inventories by major classification are as follows (in thousands):

	May 31, 2010	November 30, 2009
Finished goods	$5,733	$5,548
Work-in-process	12,057	12,576
Raw materials	15,991	16,099

	$33,781	$34,223

Inventories are presented net of aggregate inventory reserves of $1,960,000 at May 31, 2010 and $991,000 at November 30, 2009.

Note 6 – Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	May 31, 2010	November 30, 2009
Land and improvements	$2,362	$2,362
Buildings and improvements	16,931	16,870
Machinery and equipment	48,424	45,045

	67,717	64,277
Less accumulated depreciation	40,486	37,894

	$27,231	$26,383

Note 7 – Goodwill

Changes in the carrying amount of goodwill for the period ended May 31, 2010, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total
Six Months Ended May 31, 2010
Goodwill, beginning of period	$14,243	$23,046	$7,706	$44,995
Goodwill acquired	-	-	-	-
Goodwill adjustment	-	(3,298)	-	(3,298)
Goodwill impairment	-	-	-	-

Goodwill, end of period	$14,243	$19,748	$7,706	$41,697

On November 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), and the Company recorded goodwill of $8,184,000 as part of its preliminary allocation of the related purchase price. During the second quarter ended May 31, 2010, the Company adjusted its allocation of the purchase price. The adjustments primarily resulted in a decrease of $3,298,000 to goodwill and an increase of $3,320,000 to customer-related intangible assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate cash purchase price for Micro Networks of $12,938,000 was allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Land and building values were determined by independent appraisal. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which the Company believes approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill.

The adjusted allocation of the purchase price to the Micro Networks assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,027
Inventories	3,387
Prepaid expenses and other current assets	19
Land	83
Building	517
Machinery and equipment	172
Accounts payable	(188)
Accrued liabilities	(285)
Identifiable intangible assets	3,320
Goodwill	4,886

$12,938

Note 8 – Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	May 31, 2010	November 30, 2009
Amortizable assets:
Customer-related intangibles	$10,246	$6,926
Patents and patent rights	356	325
Debt issuance costs	38	38

	10,640	7,289
Less accumulated amortization	4,540	3,959

	6,100	3,330

Other assets:
Prepaid environmental liability insurance (see Note 11)	1,962	2,121
Deferred charges	93	105

	2,055	2,226

Other noncurrent assets	$8,155	$5,556

As more fully described in Note 7 to the condensed consolidated financial statements, the Company has adjusted its preliminary allocation of the purchase price for its acquisition of Micro Networks Corporation. As a result of this adjustment, customer-related intangible assets of $3,320,000 were recorded in the second quarter ended May 31, 2010.

For the period ended May 31, 2010, the weighted average amortization period for customer-related intangibles was 8.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the periods ended May 31, 2010 and 2009, amortization of intangible assets was as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Amortization expense	$359	$203	$580	$405

For each of the five fiscal years ending November 30, 2014, amortization expense is expected to be $1,158,000, $1,086,000, $968,000, $818,000, and $738,000, respectively.

Note 9 – Short-Term Debt

Short-term debt consists of the following (in thousands):

	May 31, 2010	November 30, 2009
Notes payable – domestic line of credit (1)	$1,000	$7,000
Notes payable – foreign line of credit (2)	-	-

	$1,000	$7,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the six month period ended May 31, 2010, weighted average borrowings under the revolving line of credit amounted to $5,005,000, with an average interest rate of 1.24%, and maximum month-end borrowings of $7,000,000. During the six month period ended May 31, 2009, weighted average borrowings under the revolving line of credit amounted to $6,781,000, with an average interest rate of 2.14%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At May 31, 2010, the Company was in compliance with all debt covenants. The current line of credit agreement expires in December 2010.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,237,000 (Euro 1,000,000). During the six month periods ended May 31, 2010 and 2009, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 10 – Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	May 31, 2010	November 30, 2009
Accrued salaries and wages	$3,401	$4,365
Accrued environmental remediation costs (see Note 11)	278	278
Accrued interest	42	67
Accrued other expenses	873	656

	$4,594	$5,366

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 – Other Liabilities

Other liabilities consist of the following (in thousands):

	May 31, 2010	November 30, 2009
Accrued environmental remediation costs	$905	$1,006
Less current portion	278	278

	$627	$728

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2010, remediation expenditures of $1,983,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $905,000 which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $278,000 of the total remediation costs are expected to be incurred during the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the six month period ended May 31, 2010, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At May 31, 2010, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the six month periods ended May 31, 2010 and 2009 was not material to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 – Income Taxes

For the six month periods ended May 31, 2010 and 2009, the Company’s effective income tax rate was 35.8% and 35.2%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates.

A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2009	$183
Changes related to:
Prior year tax positions	-
Current year tax positions	-

Balance at May 31, 2010	$183

As of May 31, 2010, the Company’s unrecognized tax benefits of $183,000 (which relate to certain U.S. tax credits and state income tax matters) would affect the Company’s effective tax rate if recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$3,271	$2,221	$5,679	$4,374

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,783	12,571	12,740	12,571

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,783	12,571	12,740	12,571

Effect of dilutive stock options	332	108	300	65

	13,115	12,679	13,040	12,636

Earnings per common share:

Basic	$0.26	$0.18	$0.45	$0.35

Diluted	$0.25	$0.18	$0.44	$0.35

Options to purchase 36,000 shares of Common Stock, at a weighted average exercise price of $13.91 per share, were outstanding at May 31, 2010, but were not included in the current period computation of diluted earnings per share because their inclusion would be antidilutive. For the period ended May 31, 2009, options to purchase 427,734 shares of Common Stock, at a weighted average exercise price of $8.13 per share, were similarly excluded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Net income	$3,271	$2,221	$5,679	$4,374

Foreign currency translation adjustments	(278)	339	(596)	275

Comprehensive income	$2,993	$2,560	$5,083	$4,649

The components of accumulated other comprehensive income are as follows (in thousands):

	May 31, 2010	November 30, 2009
Foreign currency translation adjustments	$533	$1,129

Note 17 – Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended May 31,
	2010	2009
Cash paid during the period for:

Interest	$107	$206
Income taxes	1,408	1,225

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended May 31, 2010 and 2009, is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended May 31, 2010
Revenue from unaffiliated customers	$12,361	$19,453	$2,872	$5,045
Segment income	2,313	3,810	848	568

Three Months Ended May 31, 2009
Revenue from unaffiliated customers	10,218	16,236	2,047	5,122
Segment income	895	3,364	285	892

Six Months Ended May 31, 2010
Revenue from unaffiliated customers	24,034	37,285	6,744	9,538
Segment income	4,188	5,831	2,291	1,020

Six Months Ended May 31, 2009
Revenue from unaffiliated customers	20,819	30,242	4,841	10,838
Segment income	2,400	5,041	1,033	2,060

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended May 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Total income for reportable segments	$7,539	$5,436	$13,330	$10,534
Unallocated amounts:
General and administrative expense	(2,372)	(1,952)	(4,443)	(3,659)
Interest expense	(35)	(66)	(82)	(163)
Other income and (expense), net	6	9	40	38

Consolidated income before provision for income taxes	$5,138	$3,427	$8,845	$6,750

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

The adoption of the new accounting guidance described above, effective December 1, 2009, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the six month period ended May 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 – Subsequent Event

On June 18, 2010, the Company acquired substantially all of the assets and assumed certain liabilities of Sage Laboratories, Inc. (“Sage Labs”), a wholly-owned subsidiary of Ceralta Technologies, Inc.

Sage Labs, with operations in Hudson, NH, designs and manufactures custom RF and microwave components and subsystems including filters, diplexers, multiplexers, hybrids, and digital frequency discriminators. The acquired business will be integrated into and reported within the Company’s Microwave Components and Systems operating segment. The aggregate cash purchase price for Sage Labs was approximately $6,500,000, with additional estimated acquisition-related costs of $350,000 for broker finders fee, legal and other professional services expected to be incurred and charged against income during the Company’s third quarter ending August 31, 2010. The aggregate purchase price was substantially funded by borrowings under the Company’s domestic line of credit.

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

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 59% and 18%, respectively, of our sales for the six months ended May 31, 2010. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

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

Acquisition

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), a subsidiary of Integrated Device Technology, Inc. (Nasdaq: IDTI). Micro Networks, with operations in Worcester, MA and Auburn, NY, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. These products, and related SAW technology, are used in numerous defense and aerospace applications. The aggregate cash purchase price for Micro Networks was $12.9 million, which was partially funded by borrowings of $7.0 million under our domestic line of credit. Micro Networks’ results of operations have been included in our consolidated financial statements since the November 30, 2009 acquisition date. Accordingly, Micro Networks net sales of $6.2 million are included in the accompanying condensed consolidated statement of income for the six months ended May 31, 2010, with $3.1 million being generated in the three month period ended May 31, 2010.

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

Executive Summary

During the second quarter of fiscal 2010, our sales were $39.7 million, an increase of $6.1 million or 18.2% from the comparable period last year. This increase in sales reflects $3.1 million of Micro Networks product shipments, and increased demand for our products used in communications equipment and other commercial applications as general economic conditions continue to improve. Sales of our advanced specialty products were $12.4 million in the current quarter, representing an increase of $2.1 million or 21.0% from the comparable period last year. Sales for our power management systems also grew from a year ago, with aggregate shipments of $2.9 million in the second quarter of fiscal 2010, up $825,000 or 40.3% from the same period last year. These sales increases were partially offset by a $77,000 reduction in sales for our sensors and controls, reflecting delayed order releases for some of our precision position sensors used in military/defense and commercial aerospace applications.

In the current quarter, our gross margin was $11.1 million or 27.9% of sales, compared to $8.9 million or 26.6% of sales for the same quarter last year. The increase in gross margin percentage principally reflects improved direct labor efficiencies and changes in sales mix, as well as better leveraging of fixed costs over higher sales volumes. At the end of the current period, we had a total workforce of 1,481 employees, up 11.7% from the end of last fiscal year, reflecting our additional sales volume and production requirements.

Selling, general and administrative expense decreased during the current quarter, as a percentage of sales, reflecting economies of scale realized with increased sales volume. Selling, general and administrative expense was $5.9 million or 14.9% of sales in the second quarter of fiscal 2010, compared to $5.5 million or 16.2% of sales for the second quarter of fiscal 2009.

Overall, we generated net income of $3.3 million or 25 cents per dilutive share in the second quarter of fiscal 2010, compared to net income of $2.2 million or 18 cents per dilutive share for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended May 31, 2010, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash provided by operating activities was $6.4 million in the first six months of fiscal 2010, compared to $8.1 million for the first six months of 2009. In 2010, net cash provided by operating activities was negatively impacted by growth in accounts receivable of $3.0 million reflecting higher sales volume. In the first six months of fiscal 2010, our positive operating cash flow and existing cash reserves enabled us to repay $6.0 million of our short-term bank borrowings and fund capital expenditures of $3.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended May 31, 2010 and 2009:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	72.1	73.4	74.3	74.2

Gross margin	27.9	26.6	25.7	25.8

Selling, general and administrative expense	14.9	16.2	14.3	15.5

Income from operations	13.0	10.4	11.4	10.3

Other income (expense)

Interest expense	(0.1)	(0.2)	(0.1)	(0.2)

Other income and expense, net	-	-	0.1	-

Income before provision for income taxes	12.9	10.2	11.4	10.1

Provision for income taxes	4.7	3.6	4.1	3.5

Net income	8.2%	6.6%	7.3%	6.6%

The following table sets forth the Company’s net sales by reportable operating segments for the periods ended May 31, 2010 and 2009 (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Advanced Specialty Products	$12,361	$10,218	$24,034	$20,819

Microwave Components and Systems	19,453	16,236	37,285	30,242

Power Management Systems	2,872	2,047	6,744	4,841

Sensors and Controls	5,045	5,122	9,538	10,838

	$39,731	$33,623	$77,601	$66,740

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Second Quarter 2010 Versus Second Quarter 2009

Net Sales

Our consolidated net sales were $39.7 million in the second quarter of fiscal 2010, an increase of $6.1 million or 18.2% from the comparable period last year. This increase reflects $3.1 million of Micro Networks product shipments, and increased demand for our products used in communications equipment and other commercial applications as general economic conditions continue to improve.

Excluding the impact of our current period Micro Networks product sales of $3.1 million, sales of our microwave products were relatively comparable to the same quarter of last year. However, demand remains strong for our microwave products which are used in numerous military/defense programs, including applications in secure communications, radar systems, and countermeasures for improvised explosive devices. Total customer orders for our microwave products were $21.7 million in the second quarter of fiscal 2010, up $5.9 million or 37.3% from a year ago.

Sales of our advanced specialty products were $12.4 million in the current quarter, compared to $10.2 million in the second quarter of fiscal 2009, representing an increase of 21.0%. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment. Shipments for our advanced specialty products to customers in virtually all of our key commercial markets were up from the comparable period of last year, reflecting a partial rebound from the global recession.

Sales of our power management systems increased by $825,000 or 40.3%, with sales of $2.9 million in the current quarter. Shipments for these advanced systems were particularly strong in applications for data storage and networking systems. Sales of our sensors and controls amounted to $5.0 million in the second quarter of fiscal 2010, down $77,000 or 1.5% from the same period a year ago. In the second quarter of 2010, shipments of our custom position sensors were negatively impacted by delayed order releases for certain military/defense and commercial aerospace programs.

Total customer orders received in the second quarter of fiscal 2010 were $45.7 million, up $9.6 million or 26.6% from the $36.1 million received in the second quarter of fiscal 2009. In addition to the significant increase in demand for our microwave products, customer orders for our sensors and controls amounted to $6.7 million in the current quarter, an increase of $1.9 million or 40.5% from a year ago.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the second quarter of fiscal 2010, gross margin was $11.1 million or 27.9% of sales, compared to $8.9 million or 26.6% of sales for the same quarter last year. The increase in gross margin percentage principally reflects improved direct labor efficiencies and changes in sales mix, as well as better leveraging of certain fixed overhead costs over greater sales volumes.

Material costs remained relatively stable throughout the second quarter of 2010, amounting to $9.3 million or 23.5% of sales, compared to $7.9 million or 23.5% of sales in the comparable period last year. Labor costs, as a percent of sales, decreased during the current period, primarily reflecting changes in sales mix and improved efficiencies. Aggregate labor costs were $4.5 million or 11.4% of sales in the second quarter of fiscal 2010, compared to $4.1 million or 12.4% of sales for the same period last year. Total manufacturing overhead was $14.8 million or 37.2% of sales in the current quarter, versus $12.6 million or 37.5% of sales for the comparable period of fiscal 2009. This decrease, as a percentage of sales, principally reflects better leveraging of certain fixed costs over greater sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At the end of the current period, we had a total workforce of 1,481 employees, up 11.7% from the end of last fiscal year, reflecting our additional sales volume and production requirements. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $3.0 million or 7.7% of sales, compared to $3.0 million or 8.8% of sales for the same period last year. The reduction in selling expense, as a percentage of sales, primarily reflects changes in sales mix and related decreases to our effective sales commission rate. Aggregate general and administrative expense was $2.9 million in the second quarter of fiscal 2010, versus $2.5 million in the comparable period of fiscal 2009. The growth in general and administrative expense principally reflects increased provisions for bad debt expense with greater sales volume, along with higher amortization expense associated with the intangible assets acquired with the Micro Networks acquisition.

Six Months 2010 Versus Six Months 2009

Net Sales

For the first half of fiscal 2010, our net sales increased by $10.9 million or 16.3%, with consolidated sales of $77.6 million compared to $66.7 million in the first half of fiscal 2009. The increase in sales primarily reflects $6.2 million of Micro Networks product shipments, as well as increased demand for our products used in communications equipment and other commercial applications as global economic conditions begin to improve.

Aggregate sales for our microwave products in the first six months of fiscal 2010 were $37.3 million, compared to $30.2 million for the same period last year. In the first half of fiscal 2010, excluding the impact of our Micro Networks acquisition, sales of our microwave products increased by $819,000 or 2.7% from a year ago. This increase was driven by numerous military / defense applications and programs.

For the first six months of fiscal 2010, the beginning of the global economic recovery favorably impacted most of our commercial markets, and demand for our advanced specialty products and power management systems increased. For the first six months of fiscal 2010, sales of our advanced specialty products and power management systems increased by $3.2 million and $1.9 million, respectively. These sales increases were partially offset by a $1.3 million reduction in sales for our sensors and controls, reflecting delayed order releases for some of our precision position sensors used in military/defense and commercial aerospace applications.

Total consolidated customer orders received in the first half of fiscal 2010 amounted to $81.0 million compared to $67.6 million for the same period of 2009, an increase of $13.4 million or 19.8%. Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

As a percentage of sales, gross margin remained relatively constant in the current period. For the first six months of fiscal 2010, gross margin was $20.0 million or 25.7% of sales, compared to $17.2 million or 25.8% of sales for the same period last year.

Total material costs amounted to $18.4 million or 23.8% of sales in the first half of fiscal 2010, versus $15.4 million or 23.1% of sales for the same period last year. Direct labor costs were $8.8 million or 11.3% of sales in the first six months of fiscal 2010, compared to $8.5 million or 12.7% of sales for the first six months of fiscal 2009. The changes in material and labor costs, as a percent of sales, principally reflect changes in sales mix. Manufacturing overhead costs amounted to $30.4 million or 39.2% of sales in the first half of fiscal 2010, versus $25.6 million or 38.4% of sales in the comparable period of fiscal 2009. The increase in manufacturing overhead, as a percent of sales, principally reflects increases in certain overhead costs associated with the Micro Networks acquisition. The acquisition-related costs include additional personnel expense, as well as inventory charges for recording the acquired inventory at fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense

Total selling expenses amounted to $5.8 million or 7.5% of sales in the first half of fiscal 2010, compared to $5.9 million or 8.8% of sales in the same period last year. The decrease in selling expense primarily reflects a reduction in the effective commission rate with changes in sales mix, and economies of scale realized with greater sales volume. Aggregate general and administrative expense was $5.3 million in the first half of fiscal 2010, versus $4.4 million in the comparable period of fiscal 2009. The increase in general and administrative expense reflects larger provisions for bad debt expense with additional sales volume, increased legal and professional fees, along with higher amortization expense associated with the intangible assets acquired with the Micro Networks acquisition.

Interest Expense

With lower interest rates and reduced bank borrowings, our interest expense decreased for the first half of fiscal 2010 compared to the same period last year. Total interest expense in the first half of fiscal 2010 was $82,000, a decrease of $81,000 from same period last year. During the six month period ended May 31, 2010, weighted average borrowings under our domestic line of credit amounted to $5.0 million, with an average interest rate of 1.24%. During the six month period ended May 31, 2009, weighted average borrowings under the domestic line of credit were $6.8 million, with an average interest rate of 2.14%.

Income Taxes

For the first six months of fiscal 2010 and 2009, our effective income tax rate was 35.8% and 35.2%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rates and statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At May 31, 2010, $1.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At May 31, 2010, we were in compliance with all debt covenants. The current line of credit agreement expires in December 2010. Our ability to borrow in the future under this credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.2 million (Euro 1.0 million). At May 31, 2010, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased during the current period. At May 31, 2010, we had net working capital of $53.6 million, compared to $47.2 million at November 30, 2009. At May 31, 2010, current assets were 5.36 times current liabilities, compared to 3.42 at the end of fiscal 2009. This increase in net working capital and current ratio primarily reflects our positive operating cash flow which enabled us to reduce our short-term bank borrowings by $6.0 million during the first half of fiscal 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our capital expenditures for property, plant and equipment amounted to $3.5 million in the first six months of fiscal 2010. These capital expenditures primarily related to manufacturing expansion and improvements for our Microwave Components and Systems Business and Advanced Specialty Products Business to support increased production requirements. At May 31, 2010, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the first six months of fiscal 2010, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

As of May 31, 2010, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$480	$-	$70	$75	$80	$80	$175

Operating leases	6,108	715	1,022	995	765	650	1,961

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

Net cash provided by operating activities was $6.4 million in the first six months of fiscal 2010, compared to $8.1 million for the first six months of 2009. In 2010, net cash provided by operating activities was negatively impacted by a $3.0 million growth in accounts receivable, reflecting additional sales volume generated in the first two quarters. In the first six months of fiscal 2010, our positive operating cash flow and existing cash reserves enabled us to repay $6.0 million of our short-term bank borrowings and fund capital expenditures of $3.5 million.

At May 31, 2010, the aggregate carrying value of goodwill was $41.7 million or 29.2% of our total assets and 34.9% of our total stockholders’ equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For the six months ended May 31, 2010, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of May 31, 2010, remediation expenditures of $2.0 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $905,000 which are anticipated to be incurred over the next six years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At May 31, 2010, our allowance for doubtful accounts was $922,000 or 3.5% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2010. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At May 31, 2010, we had recorded inventory reserves in the aggregate amount of $2.0 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

The adoption of the new accounting guidance described above, effective December 1, 2009, did not have any impact on our consolidated financial condition, results of operations, and cash flows for the six month period ended May 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At May 31, 2010, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At May 31, 2010, no interest rate swap agreements were outstanding.

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

(b) Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SPECTRUM CONTROL, INC.
(Registrant)

Date: June 25, 2010	By:	/s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer