Form 10-Q
period 2010-08-31
SPECTRUM CONTROL INC
filed 2010-09-24
CIK 92769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended August 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of September 15, 2010
Common, no par value	12,960,216

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar Amounts in Thousands)

	August 31, 2010	November 30, 2009
Assets
Current assets
Cash and cash equivalents	$4,064	$6,090
Accounts receivable, less allowances of $887 in 2010 and $815 in 2009	25,484	22,623
Inventories, net	35,534	34,223
Deferred income taxes	1,425	1,425
Prepaid expenses and other current assets	1,660	2,434

Total current assets	68,167	66,795

Property, plant and equipment, net	28,469	26,383

Other assets
Goodwill	43,023	44,995
Other noncurrent assets	10,092	5,556

Total other assets	53,115	50,551

Total assets	$149,751	$143,729

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$1,000	$7,000
Accounts payable	6,783	7,124
Income taxes payable	84	-
Accrued liabilities	5,678	5,366
Current portion of long-term debt	65	65

Total current liabilities	13,610	19,555

Long-term debt	415	480
Other liabilities	529	728
Deferred income taxes	10,689	9,542

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,613,695 shares in 2010 and 14,343,335 shares in 2009	50,911	48,919
Retained earnings	84,739	75,164
Treasury stock, 1,677,479 shares in 2010 and 2009, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	646	1,129

Total stockholders' equity	124,508	113,424

Total liabilities and stockholders’ equity	$149,751	$143,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2010	2009	2010	2009
Net sales	$43,613	$31,477	$121,214	$98,217

Cost of products sold	30,896	23,728	88,527	73,262

Gross margin	12,717	7,749	32,687	24,955

Selling, general and administrative expense	6,519	4,589	17,602	14,920

Income from operations	6,198	3,160	15,085	10,035

Other income ( expense ) :
Interest expense	(41)	(43)	(123)	(206)
Other income and expense, net	5	2	45	40

	(36)	(41)	(78)	(166)

Income before provision for income taxes	6,162	3,119	15,007	9,869

Provision for income taxes	2,266	1,078	5,432	3,454

Net income	$3,896	$2,041	$9,575	$6,415

Earnings per common share :
Basic	$0.30	$0.16	$0.75	$0.51

Diluted	$0.30	$0.16	$0.73	$0.50

Average number of common shares outstanding :
Basic	12,879	12,613	12,786	12,585

Diluted	13,186	12,844	13,089	12,705

Dividends per common share	$-	$-	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Spectrum Control, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	For the Nine Months Ended August 31,
	2010	2009
Cash Flows From Operating Activities :
Net income	$9,575	$6,415
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	3,994	3,930
Amortization	952	606
Deferred income taxes	1,147	390
Equity-based compensation	432	332
Non-cash insurance recoveries	(199)	(122)
Gain on insurance recoveries	-	(528)
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(1,993)	3,225
Inventories	693	691
Prepaid expenses and other assets	1,119	331
Accounts payable and accrued expenses	(405)	(1,490)

Net cash provided by operating activities	15,315	13,780

Cash Flows From Investing Activities :
Payments for acquired businesses, net of cash received	(7,913)	-
Purchase of property, plant and equipment	(4,787)	(2,890)
Insurance proceeds related to property, plant and equipment	-	1,180

Net cash used in investing activities	(12,700)	(1,710)

Cash Flows From Financing Activities :
Net repayment of short-term borrowings	(6,000)	(10,000)
Repayment of long-term debt	(65)	(90)
Net proceeds from issuance of common stock	1,560	519

Net cash used in financing activities	(4,505)	(9,571)

Effect of exchange rate changes on cash	(136)	123

Net increase (decrease) in cash and cash equivalents	(2,026)	2,622

Cash and cash equivalents, beginning of period	6,090	5,397

Cash and cash equivalents, end of period	$4,064	$8,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

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

The income tax rates utilized for interim financial statement purposes for the periods ended August 31, 2010 and 2009 are based on estimates of income and other pertinent tax matters for the entire year.

Management has evaluated all subsequent events through the date the financial statements were issued. No material recognized events were identified. See Note 22 to the condensed consolidated financial statements for disclosure of certain non-recognized subsequent events.

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

The Company’s contracts and customer purchase orders generally do not include any customer acceptance clauses. In addition, the Company does not normally offer or grant any discounts. The Company’s product warranties usually extend for one year, and are limited to the repair and replacement value of the product. The Company does not have any other post shipment obligations. Sales returns and warranty expense are recorded as incurred and were not material in any of the periods presented herein.

Note 4 – Acquisitions

On June 18, 2010, the Company acquired substantially all of the assets and assumed certain liabilities of Sage Laboratories, Inc. (“Sage Labs”). Sage Labs, based in Hudson, New Hampshire, designs and manufactures custom RF and microwave products including filters, diplexers, multiplexers, hybrids, and digital frequency discriminators. A majority of Sage Labs’ components and subsystems are used in defense and aerospace applications, including missile defense systems, electronic warfare, military aircraft, and radar systems. The Company believes that Sage Labs’ product offerings and suspended substrate stripline technology are natural complements to the Company’s Microwave Components and Systems Business. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for Sage Labs products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The cash purchase price for Sage Labs was approximately $6,513,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which the Company believes approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The cash purchase price was primarily funded by borrowings under the Company’s domestic line of credit. In addition to the purchase price, the Company incurred acquisition-related costs of approximately $361,000, primarily consisting of a transaction finders fee, legal services, and certain professional fees. These acquisition-related costs have been included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the periods ended August 31, 2010.

A preliminary allocation of the purchase price to the Sage Labs assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,178
Inventories	2,025
Prepaid expenses and other current assets	77
Machinery and equipment	1,147
Identifiable intangible assets	1,400
Accounts payable	(308)
Accrued liabilities	(332)
Goodwill	1,326

$6,513

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) are being amortized to expense over estimated useful lives ranging from three to ten years, with a weighted average amortization period of approximately 9.0 years. The goodwill acquired has been assigned to the Company’s Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15 year period.

On June 18, 2010, in a separate transaction, the Company entered into an agreement with DRS – Signal Solutions, Inc. (“DRS”) under which the Company acquired certain inventories, equipment, and a fully paid non-royalty bearing license to manufacture and sell certain products using intellectual property owned by DRS. The aggregate purchase price for the acquired assets was $1,400,000. The acquired assets are expected to be used to support certain specific customer programs over the next six years. The aggregate purchase price of $1,400,000 has been allocated to the assets acquired based upon their respective fair market values. Values for inventories and equipment were determined by reference to original cost, which the Company believes approximates fair value as of the date of acquisition, with the remainder of the aggregate purchase price allocated to the acquired license. The license will be amortized to expense over its estimated useful life of six years.

A preliminary allocation of the purchase price to the DRS assets acquired is as follows (in thousands):

Inventories	$200
Machinery and equipment	150
Identifiable intangible assets (license)	1,050

$1,400

The Company expects a final allocation of the Sage Labs and DRS purchase prices to be completed by the end of fiscal year 2010, upon receipt and review of all relevant and necessary information.

The results of operations of the acquisitions enumerated above have been included in the accompanying condensed consolidated financial statements since the dates of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions had occurred on December 1, 2008 (in thousands, except per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Net sales	$44,872	$35,499	$129,904	$109,814
Net income	3,973	2,194	10,196	6,702
Earnings per common share :
Basic	$0.31	$0.17	$0.79	$0.53
Diluted	$0.30	$0.17	$0.77	$0.52

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 – Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At August 31, 2010, options to purchase 1,236,496 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the nine month period ended August 31, 2010 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2009	1,062,100	$5.75 – 9.30	$6.86	$7,284,000
Granted during the period	266,104	12.72 – 13.91	13.01	3,460,000
Exercised during the period	(341,933)	6.31 – 9.30	7.02	(2,399,000)
Cancellations and forfeitures	-	-	-	-

Outstanding – August 31, 2010	986,271	$5.75 – 13.91	$8.46	$8,345,000

Exercisable – August 31, 2010	296,831	$6.31 – 9.30	$6.77	$2,008,000

The following table summarizes significant ranges of outstanding and exercisable stock options at August 31, 2010:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.75 – 6.00	225,000	-
6.01 – 7.00	315,000	243,000
8.01 – 9.00	90,667	28,000
9.01 – 10.00	89,500	25,831
12.01 – 13.00	198,304	-
13.01 – 13.91	67,800	-

Based upon a closing market price of $11.81 per share for the Company’s Common Stock at August 31, 2010, the aggregate intrinsic value of all outstanding stock options was $3,303,000, including an aggregate intrinsic value of $1,497,000 for all exercisable stock options. During the nine month period ended August 31, 2010, stock options were exercised for 341,933 shares, which had an aggregate intrinsic value of $1,961,000. At August 31, 2010, the weighted average remaining contractual life of outstanding options was approximately 3.1 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company’s stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the nine month period ended August 31, 2010, stock options to purchase 171,052 shares of the Company’s Common Stock were granted with the following weighted average assumptions: expected volatility of 50.40%; risk-free interest rate of 2.20%; expected dividend yield of 0.00%; expected option life in years of 5.00; and fair value per share of $6.00. In addition to these stock option awards (the “Base Awards”), the Company granted certain performance-based stock options (the “Performance-Based Awards”). During the nine month period ended August 31, 2010, Performance-Based Awards to purchase 95,052 shares of the Company’s Common Stock were granted at exercise prices ranging from $12.72 to $13.76 per share, with three year cliff vesting and an option term of five years. Vesting of the Performance-Based Awards is contingent upon the Company achieving certain levels of future sales growth and profitability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Performance-Based Awards, no compensation expense has been recognized in the accompanying condensed consolidated financial statements. Compensation expense related to these Performance-Based Awards will be recognized in future periods if it becomes probable that the performance conditions will be met.

For the periods ended August 31, 2010 and 2009, equity-based compensation expense (related solely to Base Awards) was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Equity-based compensation expense	$181	$114	$432	$332

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At August 31, 2010, the total future equity-based compensation expense related to nonvested options is expected to be recognized as follows (in thousands):

2010	$181
2011	735
2012	472
2013	288
2014	122

$1,798

Note 6 – Inventories

Inventories by major classification are as follows (in thousands):

	August 31, 2010	November 30, 2009
Finished goods	$7,041	$5,548
Work-in-process	13,118	12,576
Raw materials	15,375	16,099

	$35,534	$34,223

Inventories are presented net of aggregate inventory reserves of $3,687,000 at August 31, 2010 and $991,000 at November 30, 2009.

Note 7 – Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	August 31, 2010	November 30, 2009
Land and improvements	$2,371	$2,362
Buildings and improvements	17,285	16,870
Machinery and equipment	50,666	45,045

	70,322	64,277
Less accumulated depreciation	41,853	37,894

	$28,469	$26,383

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Goodwill

Changes in the carrying amount of goodwill for the period ended August 31, 2010, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total
Nine Months Ended August 31, 2010
Goodwill, beginning of period	$14,243	$23,046	$7,706	$44,995
Goodwill acquired	-	1,326	-	1,326
Goodwill adjustment	-	(3,298)	-	(3,298)
Goodwill impairment	-	-	-	-

Goodwill, end of period	$14,243	$21,074	$7,706	$43,023

On November 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), and the Company recorded goodwill of $8,184,000 as part of its preliminary allocation of the related purchase price. During the nine month period ended August 31, 2010, the Company adjusted its allocation of the purchase price. The adjustments primarily resulted in a decrease of $3,298,000 to goodwill and an increase of $3,320,000 to customer-related intangible assets.

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

$12,938

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	August 31, 2010	November 30, 2009
Amortizable assets:
Customer-related intangibles	$12,696	$6,926
Patents and patent rights	369	325
Debt issuance costs	38	38

	13,103	7,289
Less accumulated amortization	4,913	3,959

	8,190	3,330

Other assets:
Prepaid environmental liability insurance (see Note 12)	1,835	2,121
Deferred charges	67	105

	1,902	2,226

Other noncurrent assets	$10,092	$5,556

As more fully described in Note 8 to the condensed consolidated financial statements, the Company has adjusted its preliminary allocation of the purchase price for its acquisition of Micro Networks Corporation. As a result of this adjustment, customer-related intangible assets of $3,320,000 were recorded in the nine month period ended August 31, 2010.

For the nine month period ended August 31, 2010, the weighted average amortization period for customer-related intangibles was 8.1 years.

For the periods ended August 31, 2010 and 2009, amortization of intangible assets was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Amortization expense	$372	$202	$952	$606

For each of the five fiscal years ending November 30, 2014, amortization expense is expected to be $1,316,000, $1,401,000, $1,283,000, $1,133,000, and $1,053,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 – Short-Term Debt

Short-term debt consists of the following (in thousands):

	August 31, 2010	November 30, 2009
Notes payable – domestic line of credit (1)	$1,000	$7,000
Notes payable – foreign line of credit (2)	-	-

	$1,000	$7,000

(1)	The Company maintains a domestic line of credit with its principal lending institution (the “Bank”) in the aggregate amount of $25,000,000, with an additional $10,000,000 expansion feature. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. During the nine month period ended August 31, 2010, weighted average borrowings under the revolving line of credit amounted to $4,850,000, with an average interest rate of 1.27%, and maximum month-end borrowings of $8,000,000. During the nine month period ended August 31, 2009, weighted average borrowings under the revolving line of credit amounted to $4,971,000, with an average interest rate of 2.02%, and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At August 31, 2010, the Company was in compliance with all debt covenants.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,277,000 (Euro 1,000,000). During the nine month periods ended August 31, 2010 and 2009, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 11 – Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	August 31, 2010	November 30, 2009
Accrued salaries and wages	$4,140	$4,365
Accrued environmental remediation costs (see Note 12)	278	278
Accrued interest	54	67
Accrued other expenses	1,206	656

	$5,678	$5,366

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Other Liabilities

Other liabilities consist of the following (in thousands):

	August 31, 2010	November 30, 2009
Accrued environmental remediation costs	$807	$1,006
Less current portion	278	278

	$529	$728

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2010, remediation expenditures of $2,081,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $807,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $278,000 of the total remediation costs are expected to be incurred during the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 – Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the nine month period ended August 31, 2010, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

Note 14 – Fair Value of Financial Instruments

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At August 31, 2010, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the nine month periods ended August 31, 2010 and 2009 was not material to the condensed consolidated financial statements.

Note 15 – Income Taxes

For the nine month periods ended August 31, 2010 and 2009, the Company’s effective income tax rate was 36.2% and 35.0%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates.

A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2009	$183
Changes related to:
Prior year tax positions	-
Current year tax positions	-

Balance at August 31, 2010	$183

As of August 31, 2010, the Company’s unrecognized tax benefits of $183,000 (which relate to certain U.S. tax credits and state income tax matters) would affect the Company’s effective tax rate if recognized.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal income tax returns filed for the tax years 2006 to present, and the tax years 2003 to present for most state income tax returns. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2006 to the present.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$3,896	$2,041	$9,575	$6,415

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	12,879	12,613	12,786	12,585

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,879	12,613	12,786	12,585

Effect of dilutive stock options	307	231	303	120

	13,186	12,844	13,089	12,705

Earnings per common share:

Basic	$0.30	$0.16	$0.75	$0.51

Diluted	$0.30	$0.16	$0.73	$0.50

Options to purchase 67,800 shares of Common Stock, at a weighted average exercise price of $13.84 per share, were outstanding at August 31, 2010, but were not included in the current period computation of diluted earnings per share because their inclusion would be antidilutive. For the period ended August 31, 2009, options to purchase 95,500 shares of Common Stock, at a weighted average exercise price of $9.30 per share, were similarly excluded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009

Net income	$3,896	$2,041	$9,575	$6,415

Foreign currency translation adjustments	113	61	(483)	337

Comprehensive income	$4,009	$2,102	$9,092	$6,752

The components of accumulated other comprehensive income are as follows (in thousands):

	August 31, 2010	November 30, 2009
Foreign currency translation adjustments	$646	$1,129

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended August 31,
	2010	2009
Cash paid during the period for:

Interest	$136	$235
Income taxes	2,781	2,393
Liabilities assumed in connection with:

Business acquisitions	640	-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 – Reportable Operating Segments

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended August 31, 2010 and 2009, is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls
Three Months Ended August 31, 2010
Revenue from unaffiliated customers	$13,498	$22,214	$2,698	$5,203
Segment income	3,150	4,412	568	677

Three Months Ended August 31, 2009
Revenue from unaffiliated customers	10,305	14,495	2,173	4,504
Segment income	1,024	2,618	596	490

Nine Months Ended August 31, 2010
Revenue from unaffiliated customers	37,532	59,499	9,442	14,741
Segment income	7,338	10,243	2,859	1,697

Nine Months Ended August 31, 2009
Revenue from unaffiliated customers	31,124	44,737	7,014	15,342
Segment income	3,423	7,660	1,630	2,551

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended August 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Total income for reportable segments	$8,807	$4,728	$22,137	$15,264
Unallocated amounts:
General and administrative expense	(2,609)	(1,568)	(7,052)	(5,229)
Interest expense	(41)	(43)	(123)	(206)
Other income and (expense), net	5	2	45	40

Consolidated income before provision for income taxes	$6,162	$3,119	$15,007	$9,869

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 – Recent Accounting Pronouncements

ASC 805-10, “Business Combinations”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, “Business Combinations”. The objective of this new accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 changes the accounting treatment for certain specific items, including acquisition-related costs and restructuring costs associated with the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. During the periods ended August 31, 2010, the Company incurred acquisition-related costs of $361,000 which, in accordance with the provisions of ASC 805-10, were charged to general and administrative expense in the accompanying condensed consolidated statements of income.

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”

In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. This new accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this new accounting guidance, effective December 1, 2009, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the periods ended August 31, 2010.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805-10, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this new accounting guidance, effective December 1, 2009, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the periods ended August 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 – Subsequent Event

On September 21, 2010, the Company entered into a new domestic line of credit agreement with its principal lending institution (the “Bank”) in the aggregate amount of $50,000,000. Borrowings under the new line of credit will be secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The Bank’s revolving credit commitment is scheduled to be permanently reduced in accordance with the following schedule: (i) $2,000,000 on December 31, 2010; (ii) $3,000,000 on June 30, 2011; and (iii) $5,000,000 on December 31, 2011. The newly executed line of credit agreement contains covenants similar to the Company’s previous Bank agreement, the most restrictive of which require the Company to maintain minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. The new line of credit agreement expires in September 2014.

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

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 60% and 18%, respectively, of our sales for the nine months ended August 31, 2010. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and simulation equipment. In communications, our products are used in numerous systems including wireless base stations, broadband switching equipment, global positioning systems, Wi-Fi, and optical networks. Other markets for our products include medical instrumentation, industrial equipment, commercial aerospace, computers, and storage devices.

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

Acquisitions

On June 18, 2010, we acquired substantially all of the assets and assumed certain liabilities of Sage Laboratories, Inc. (“Sage Labs”). Sage Labs, based in Hudson, New Hampshire, designs and manufactures custom RF and microwave products including filters, diplexers, multiplexers, hybrids, and digital frequency discriminators. A majority of Sage Labs’ components and subsystems are used in defense and aerospace applications, including missile defense systems, electronic warfare, military aircraft, and radar systems. The aggregate cash purchase price for Sage Labs was $6.5 million, which was primarily funded by borrowings under our domestic line of credit. Sage Labs’ results of operations have been included in our consolidated financial statements since the June 18, 2010 acquisition date. Accordingly, Sage Labs net sales of $2.7 million are included in the accompanying condensed consolidated statements of income for the periods ended August 31, 2010.

On June 18, 2010, in a separate transaction, we entered into an agreement with DRS – Signal Solutions, Inc. (“DRS”) under which we acquired certain inventories, equipment, and a fully paid non-royalty bearing license to manufacture and sell certain products using intellectual property owned by DRS. The aggregate purchase price for the acquired assets was $1,400,000 which was primarily funded by borrowings under our domestic line of credit. The acquired assets are expected to be used to support certain specific customer programs over the next six years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation ("Micro Networks"), a subsidiary of Integrated Device Technology, Inc. (Nasdaq: IDTI). Micro Networks, with operations in Worcester, MA and Auburn, NY, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave ("SAW") technology. These products, and related SAW technology, are used in numerous defense and aerospace applications. The aggregate cash purchase price for Micro Networks was $12.9 million, which was partially funded by borrowings of $7.0 million under our domestic line of credit. Micro Networks’ results of operations have been included in our consolidated financial statements since the November 30, 2009 acquisition date. Accordingly, Micro Networks net sales of $9.2 million are included in the accompanying condensed consolidated statement of income for the nine months ended August 31, 2010, with $2.9 million being generated in the three month period ended August 31, 2010.

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

Executive Summary

During the third quarter of fiscal 2010, our sales were $43.6 million, an increase of $12.1 million or 38.6% from the comparable period last year. This increase in sales reflects Micro Networks and Sage Labs product shipments of $2.9 million and $2.7 million, respectively, and increased demand for our products used in communications equipment and other commercial applications as general economic conditions continue to improve. Sales of our advanced specialty products were $13.5 million in the current quarter, reflecting an increase of $3.2 million or 31.0% from the comparable period last year. Excluding the impact of the Micro Networks and Sage Labs acquisitions, sales of our microwave products increased by $2.1 million representing an increase of 14.7% from the third quarter last year. Sales of our power management products were $2.7 million in the current quarter, an increase of 24.2% from the comparable period last year. Sales of our sensors and controls amounted to $5.2 million in the third quarter of fiscal 2010, an increase of 15.5% from the same period of a year ago.

In the current quarter, our gross margin was $12.7 million or 29.2% of sales, compared to $7.7 million or 24.6% of sales for the same quarter last year. The increase in gross margin percentage principally reflects improved direct labor efficiencies and changes in sales mix, and the leveraging of fixed manufacturing costs over higher sales volumes. At the end of the current period, we had a total workforce of 1,626 employees, up 22.6% from the end of last fiscal year, reflecting our additional sales volume and production requirements.

Selling, general and administrative expense increased during the current quarter, primarily reflecting legal and professional fees associated with our recent business acquisitions and higher incentive-based compensation expense. Selling, general and administrative expense was $6.5 million or 15.0% of sales in the third quarter of fiscal 2010, compared to $4.6 million or 14.6% of sales for the third quarter of fiscal 2009. In the third quarter of last year, general and administrative expense included a non-recurring gain from certain insurance recoveries of $528,000 or 1.7% of sales.

Overall, we generated net income of $3.9 million or 30 cents per dilutive share in the third quarter of fiscal 2010, compared to net income of $2.0 million or 16 cents per dilutive share for the same period last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended August 31, 2010, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash provided by operating activities was $15.3 million in the first nine months of fiscal 2010, compared to $13.8 million for the first nine months of 2009. Despite increases in sales volume and production demands, our aggregate working capital requirements have remained relatively unchanged since the end of last fiscal year, as accounts receivable and inventory turnover rates have improved. In the first nine months of fiscal 2010, our positive operating cash flow enabled us to repay $6.0 million of our short-term bank borrowings and fund capital expenditures of $4.8 million.

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended August 31, 2010 and 2009:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold	70.8	75.4	73.0	74.6

Gross margin	29.2	24.6	27.0	25.4

Selling, general and administrative expense	15.0	14.6	14.5	15.2

Income from operations	14.2	10.0	12.5	10.2

Other income (expense)

Interest expense	(0.1)	(0.1)	(0.1)	(0.2)

Other income and expense, net	-	-	-	-

Income before provision for income taxes	14.1	9.9	12.4	10.0

Provision for income taxes	5.2	3.4	4.5	3.5

Net income	8.9%	6.5%	7.9%	6.5%

The following table sets forth the Company’s net sales by reportable operating segments for the periods ended August 31, 2010 and 2009 (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009

Advanced Specialty Products	$13,498	$10,305	$37,532	$31,124

Microwave Components and Systems	22,214	14,495	59,499	44,737

Power Management Systems	2,698	2,173	9,442	7,014

Sensors and Controls	5,203	4,504	14,741	15,342

	$43,613	$31,477	$121,214	$98,217

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third Quarter 2010 Versus Third Quarter 2009

Net Sales

Our consolidated net sales were $43.6 million in the third quarter of fiscal 2010, an increase of $12.1 million or 38.6% from the comparable period last year. This increase reflects Micro Networks and Sage Labs product shipments of $2.9 million and $2.7 million, respectively, and increased demand for our products used in communications equipment and other commercial applications as general economic conditions have improved.

Sales of our advanced specialty products were $13.5 million in the current quarter, compared to $10.3 million in the third quarter of fiscal 2009, representing an increase of 31.0%. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment. Shipments for our advanced specialty products to customers in virtually all of our key commercial and military markets were up from the comparable period of last year, reflecting a partial rebound from the global recession.

Excluding the impact of Micro Networks and Sage Labs, sales of our microwave products increased by $2.1 million in the current quarter, representing an increase of 14.7% from the third quarter of last year. Demand remains strong for our microwave products which are used in numerous military/defense programs, including applications in secure communications, radar systems, and countermeasures for improvised explosive devices. Total customer orders for our microwave products were $21.1 million in the third quarter of fiscal 2010, up $5.9 million or 38.5% from a year ago.

Sales of our power management systems increased by $525,000 or 24.2%, with sales of $2.7 million in the current quarter. Shipments for these advanced systems were particularly strong in applications for data storage and networking systems. Sales of our sensors and controls amounted to $5.2 million in the third quarter of fiscal 2010, up $699,000 or 15.5% from the same period a year ago. This increase primarily reflects additional shipments of our sensors and controls for use in numerous commercial applications.

Total customer orders received in the third quarter of fiscal 2010 were $42.3 million, up $9.9 million or 30.4% from the $32.4 million received in the third quarter of fiscal 2009. In addition to the significant increase in demand for our microwave products, customer orders for our sensors and controls amounted to $5.7 million in the current quarter, an increase of $2.4 million or 71.6% from a year ago.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the third quarter of fiscal 2010, gross margin was $12.7 million or 29.2% of sales, compared to $7.7 million or 24.6% of sales for the same quarter last year. The increase in gross margin percentage principally reflects improved direct labor efficiencies and changes in sales mix, and the leveraging of certain fixed overhead costs over greater sales volumes.

Material costs, as a percent of sales, decreased during the current period primarily reflecting changes in sales mix. Aggregate material costs were $9.9 million or 22.8% of sales in the third quarter of 2010 compared to $7.3 million or 23.2% of sales in the same period last year. Labor costs, as a percent of sales, also decreased during the current period, primarily reflecting changes in sales mix and improved efficiencies. Aggregate labor costs were $5.1 million or 11.7% of sales in the third quarter of fiscal 2010, compared to $3.8 million or 12.2% of sales for the same period last year. Total manufacturing overhead was $15.9 million or 36.4% of sales in the current quarter, versus $12.6 million or 40.0% of sales for the comparable period of fiscal 2009. This decrease, as a percentage of sales, principally reflects the leveraging of certain fixed costs over greater sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At the end of the current period, we had a total workforce of 1,626 employees, up 22.6% from the end of last fiscal year, reflecting our additional sales volume and production requirements. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

During the current quarter, selling expense amounted to $3.2 million or 7.4% of sales, compared to $2.8 million or 8.7% of sales for the same period last year. The reduction in selling expense, as a percentage of sales, primarily reflects the leveraging of certain fixed costs over greater sales volumes. Aggregate general and administrative expense was $3.3 million in the third quarter of fiscal 2010, versus $1.8 million in the comparable period of fiscal 2009. The growth in general and administrative expense principally reflects: legal and professional fees of $361,000 associated with our recent business acquisitions; additional personnel costs, including incentive-based compensation, of $444,000; and amortization expense of $170,000 related to the intangible assets of our acquired businesses. Also, in the third quarter of last year, general and administrative expense included a non-recurring gain from certain insurance recoveries of $528,000.

Nine Months 2010 Versus Nine Months 2009

Net Sales

For the first nine months of fiscal 2010, our net sales increased by $23.0 million or 23.4%, with consolidated sales of $121.2 million compared to $98.2 million in the first nine months of fiscal 2009. The increase in sales primarily reflects Micro Networks and Sage Labs product shipments of $9.2 million and $2.7 million, respectively, as well as increased demand for our products used in communications equipment and other commercial applications as global economic conditions have improved.

For the first nine months of fiscal 2010, the continuing of the global economic recovery favorably impacted most of our commercial markets, and demand for our advanced specialty products and power management systems increased. For the first nine months of fiscal 2010, sales of our advanced specialty products and power management systems increased by $6.4 million and $2.4 million, respectively.

Aggregate sales of our microwave products in the first nine months of fiscal 2010 were $59.5 million, compared to $44.7 million for the same period last year. In the first nine months of fiscal 2010, excluding the impact of our Micro Networks and Sage Labs acquisitions, sales of our microwave products increased by $2.9 million or 6.4% from a year ago. This increase was driven by numerous military / defense applications and programs.

These sales increases were partially offset by a $601,000 reduction in sales of our sensors and controls, reflecting delayed order releases for certain of our precision position sensors used in military/defense and commercial aerospace applications.

Total consolidated customer orders received in the first nine months of fiscal 2010 amounted to $123.2 million compared to $100.0 million for the same period of 2009, an increase of $23.2 million or 23.2%. Overall, average selling prices remained relatively stable throughout all of our major product lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin

As a percentage of sales, gross margin improved during the first nine months of 2010 compared to the same period last year. For the first nine months of fiscal 2010, gross margin was $32.7 million or 27.0% of sales, compared to $25.0 million or 25.4% of sales for the same period last year.

Total material costs amounted to $28.4 million or 23.4% of sales in the first nine months of fiscal 2010, versus $22.7 million or 23.1% of sales for the same period last year. Direct labor costs were $13.9 million or 11.4% of sales in the first nine months of fiscal 2010, compared to $12.3 million or 12.6% of sales for the first nine months of fiscal 2009. The changes in material and labor costs, as a percent of sales, principally reflect changes in sales mix. Manufacturing overhead costs amounted to $46.3 million or 38.2% of sales in the first nine months of fiscal 2010, versus $38.2 million or 38.9% of sales in the comparable period of fiscal 2009. The decrease in manufacturing overhead, as a percentage of sales, principally reflects the leveraging of fixed overhead costs with greater production and sales volume. The impact from leveraging these fixed costs was partially offset by certain acquisition-related expenses, including charges from recording Micro Networks and Sage Labs inventories at fair value.

Selling, General and Administrative Expense

Total selling expenses amounted to $9.1 million or 7.5% of sales in the first nine months of fiscal 2010, compared to $8.6 million or 8.8% of sales in the same period last year. The decrease in selling expense, as a percentage of sales, primarily reflects a reduction in the effective commission rate with changes in sales mix, and economies of scale realized with greater sales volume. Aggregate general and administrative expense was $8.5 million in the first nine months of fiscal 2010, versus $6.3 million in the comparable period of fiscal 2009. The increase in general and administrative expense primarily reflects: additional personnel costs of $743,000, including incentive-based compensation and equity-based compensation; $361,000 of legal and professional fees associated with our recent business acquisitions; additional depreciation and amortization expense of $345,000; and numerous other operating expenses reflecting our increased business levels. Additionally, in the first nine months of fiscal 2009, general and administrative expense included a non-recurring gain of $528,000 from certain insurance recoveries.

Interest Expense

With lower interest rates and reduced bank borrowings, our interest expense decreased for the first nine months of fiscal 2010 compared to the same period last year. Total interest expense in the first nine months of fiscal 2010 was $123,000, a decrease of $83,000 from the same period last year. During the nine month period ended August 31, 2010, weighted average borrowings under our domestic line of credit amounted to $4.9 million, with an average interest rate of 1.27%. During the nine month period ended August 31, 2009, weighted average borrowings under the domestic line of credit were $5.0 million, with an average interest rate of 2.02%.

Income Taxes

For the first nine months of fiscal 2010 and 2009, our effective income tax rate was 36.2% and 35.0%, respectively, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. Differences between the effective tax rates and statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity, Capital Resources and Financial Condition

At the end of the third quarter of fiscal 2010, we had a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $25.0 million, with an additional $10.0 million expansion feature. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. At August 31, 2010, $1.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At August 31, 2010, we were in compliance with all debt covenants. On September 21, 2010, we entered into a new $50.0 million domestic line of credit agreement with the Bank. The Bank’s $50.0 million revolving credit commitment is scheduled to be permanently reduced in accordance with the following schedule: (i) $2.0 million on December 31, 2010; (ii) $3.0 million on June 30, 2011; and (iii) $5.0 million on December 31, 2011. The newly executed line of credit agreement contains covenants similar to the previous Bank agreement. Our ability to borrow in the future under this new credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At August 31, 2010, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased during the current period. At August 31, 2010, we had net working capital of $54.6 million, compared to $47.2 million at November 30, 2009. At August 31, 2010, current assets were 5.01 times current liabilities, compared to 3.42 at the end of fiscal 2009. This increase in net working capital and current ratio primarily reflects our positive operating cash flow which enabled us to reduce our short-term bank borrowings by $6.0 million during the first nine months of fiscal 2010.

Our capital expenditures for property, plant and equipment amounted to $4.8 million in the first nine months of fiscal 2010. These capital expenditures primarily related to manufacturing expansion and improvements for our Microwave Components and Systems Business and Advanced Specialty Products Business to support increased production requirements. At August 31, 2010, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the first nine months of fiscal 2010, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

As of August 31, 2010, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$480	$-	$70	$75	$80	$80	$175

Operating leases	7,623	480	1,426	1,411	1,194	1,092	2,020

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

Net cash provided by operating activities was $15.3 million in the first nine months of fiscal 2010, compared to $13.8 million for the first nine months of 2009. Despite increases in sales volume and production demands, our aggregate working capital requirements have remained relatively constant since the end of last fiscal year, as accounts receivable and inventory turnover rates have improved. In the first nine months of fiscal 2010, our positive operating cash flow enabled us to repay $6.0 million of our short-term bank borrowings and fund our capital expenditures of $4.8 million.

At August 31, 2010, the aggregate carrying value of goodwill was $43.0 million or 28.7% of our total assets and 34.6% of our total stockholders’ equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For the nine months ended August 31, 2010, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of August 31, 2010, remediation expenditures of $2.1 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $807,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At August 31, 2010, our allowance for doubtful accounts was $887,000 or 3.4% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2010. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At August 31, 2010, we had recorded inventory reserves in the aggregate amount of $3.7 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements

ASC 805-10, “Business Combinations”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, “Business Combinations”. The objective of this new accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 changes the accounting treatment for certain specific items, including acquisition-related costs and restructuring costs associated with the acquisition. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. During the periods ended August 31, 2010, we incurred acquisition-related costs of $361,000 which, in accordance with the provisions of ASC 805-10, were charged to general and administrative expense in the accompanying condensed consolidated statements of income.

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”

In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. This new accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this new accounting guidance, effective December 1, 2009, did not have any impact on our consolidated financial condition, results of operations, and cash flows for the periods ended August 31, 2010.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805-10, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this new accounting guidance, effective December 1, 2009, did not have any impact on our consolidated financial condition, results of operations, and cash flows for the periods ended August 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At August 31, 2010, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At August 31, 2010, no interest rate swap agreements were outstanding.

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

(b) Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SPECTRUM CONTROL, INC.
(Registrant)

Date: September 24, 2010	By:	/s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer