Form 10-K
period 2010-11-30
SPECTRUM CONTROL INC
filed 2011-02-10
CIK 92769

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

At May 31, 2010, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on a closing price of $13.00 was $158,173,002. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

As of January 31, 2011, the registrant had outstanding 13,118,678 shares of Common Stock, no par value.

Documents incorporated by reference

Portions of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 4, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company intends these forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, descriptions of management’s expectations regarding the future markets for the Company’s products, future operating performance, and other future plans and objectives. Words such as “expect”, “anticipate”, “believe”, “intend”, and variations of such words identify forward-looking statements. These forward-looking statements are only predictions and are not guarantees of future performance. Actual results or events may differ materially from historical results or those suggested by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under Item 1A “Risk Factors”, as well as Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

GENERAL

Spectrum Control, Inc. and its subsidiaries (hereinafter referred to as “we”, “us”, “our”, or the “Company”) design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 60% and 17%, respectively, of our fiscal 2010 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and missile defense systems. In communications, our products are used in numerous systems including optical networks, broadband switching equipment, global positioning systems, Wi-Fi, and wireless base stations. Other markets for our products include medical imaging equipment and instrumentation, industrial automation and controls, computers, IT hubs, and storage devices.

Our operations are currently conducted in four reportable segments: advanced specialty products; microwave components and systems; power management systems; and sensors and controls. Our Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, accelerometers, angular rate gyros, inertial measurement systems and related assemblies.

OPERATING ENTITIES

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

Other wholly-owned subsidiaries of the Parent company include: Spectrum Microwave, Inc.; Spectrum SEI Microwave, Inc.; Spectrum FSY Microwave, Inc.; Spectrum Sensors and Controls, Inc. (CA Corp); Spectrum Sensors and Controls, Inc. (PA Corp.); Spectrum Sensors and Controls, Inc. (OH Corp); Spectrum Control, GmbH; Spectrum Control de Mexico; and Spectrum Control (Hong Kong) Limited.

Spectrum Microwave, Inc. (“Spec Microwave”) and Spectrum SEI Microwave, Inc. (“SEI”) design and manufacture various radio frequency (“RF”) and microwave products. These high-end components and integrated assemblies include high power amplifiers, frequency mixers, filters, microelectronics, and various types of oscillators (voltage control, dielectric resonator, and digitally tuned). Currently, Spec Microwave operates facilities in Philadelphia, Pennsylvania; Palm Bay, Florida; Marlborough, Massachusetts; Hudson, New Hampshire; and Auburn, New York; as well as a portion of our facility in State College, Pennsylvania. SEI’s operating facility is located in Delmar, Delaware.

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

Spectrum Sensors and Controls, Inc. (OH Corp.), located in Akron, Ohio, designs and manufactures custom accelerometers, angular rate gyros, inertial measurement systems, and related products and assemblies.

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

RECENT DEVELOPMENTS

ACQUISITIONS

On October 29, 2010, we acquired all of the outstanding common stock of Summit Instruments, Inc. (“Summit”). Based in Akron, Ohio, Summit designs and manufactures custom inertia sensors, accelerometers, inertial measurement systems, and related products and assemblies. A majority of Summit’s revenues are generated from military/defense applications, including missile defense systems. Summit products are also used in numerous commercial applications, such as wind turbines, industrial test equipment, and measurement instrumentation. This acquisition significantly expands our sensors and controls product offerings and capabilities. The cash purchase price for Summit (net of cash received) was $5.4 million.

On June 18, 2010, we acquired substantially all of the assets and assumed certain liabilities of Sage Laboratories, Inc. (“Sage Labs”). Sage Labs, based in Hudson, New Hampshire, designs and manufactures custom RF and microwave products including filters, diplexers, multiplexers, hybrids, and digital frequency discriminators. A majority of Sage Labs’ components and subsystems are used in defense and aerospace applications, including missile defense systems, electronic warfare, military aircraft, and radar systems. We believe that Sage Labs’ product offerings and suspended substrate stripline technology are natural complements to our Microwave Components and Systems Business. We also believe that our vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for Sage Labs products. The aggregate cash purchase price for Sage Labs was $6.5 million.

On June 18, 2010, in a separate transaction, we entered into an agreement with DRS – Signal Solutions, Inc. (“DRS”) under which we acquired certain inventories, equipment, and a fully paid non-royalty bearing license to manufacture and sell certain products using intellectual property owned by DRS. The aggregate cash purchase price for the acquired assets was $1.4 million. The acquired assets are expected to be used to support certain specific customer programs over the next six years.

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”). Micro Networks, with operations in Worcester, Massachusetts and Auburn, New York, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. Micro Networks’ products also include integrated microwave assemblies with hybrid circuit design, precision bulk acoustic wave delay lines and synthesizers. We believe that these products and related SAW technology, which are currently used predominantly in defense and aerospace applications, are a natural extension to our existing Microwave Components and Systems Business. The aggregate cash purchase price for Micro Networks was $12.9 million.

The cash purchase prices for these business acquisitions were predominantly funded by borrowings under our domestic line of credit.

STOCK BUYBACK PROGRAM

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the year ended November 30, 2010, we did not repurchase any of our Common Stock. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

MARKETS

MILITARY/DEFENSE

Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft, naval vessels, and fighting vehicles generally contain extensive communication equipment, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide numerous custom microwave components and subsystems, power products, position sensors, specialty connectors, and low pass EMI filters to major equipment manufacturers for installation into these systems. Our customers, in turn, sell their equipment to major defense manufacturers or directly to governments.

Our engineers and technologists work closely with our military/defense customers to design new custom products. Major defense programs, for which our engineers and technologists are currently designing and developing products, include the following:

Modernization of Military Communication Systems

–	Advanced Extremely High Frequency (“AEHF”) Navy Multiband Terminals (“NMT”) for satellite communications
–	Secure Mobile Anti-Jam Reliable Tactical Terminal (“SMART-T”)
–	Family of Advanced Beyond Line-of-Sight Terminals (“FAB-T”)
–	Modernization of Enterprise Terminals (“MET”)
–	Joint Tactical Radio System (“JTRS”), Enhanced Multiband Inter/Intra Team Radio
–	Falcon III Radio Systems
–	Single Channel Ground and Airborne Radio System (“SINCGARS”)
–	Command Post Platforms (“CPP” and “CPP-ML/CP”) to direct operations and control forces
–	Warfighter Information Network – Tactical Program (“WIN-T”) to increase communication bandwidth

Domestic and International Missile Defense Systems

–	Patriot Advanced Capability (“PAC-3”)
–	Aegis Combat Systems and Programs (“AEGIS”)
–	High Speed Anti-Radiation (“HARM”) Missile Program
–	Medium Extended Air Defense System (“MEADS”)
–	Evolved Sea Sparrow Missile (“ESSM”)
–	Excalibur GPS Guided Artillery
–	Advanced Medium Range Air-to-Air Missile Programs (“AMRAAM”)
–	Maverick Air-to-Ground Guided Missiles
–	Tomahawk Cruise Missile Programs

Military Aircraft and Land Vehicles

–	Joint Strike Fighter Aircraft
–	F-16 Fighter Jets
–	MQ-1B Predator Unmanned Aircraft System
–	MQ-9 Reaper Remotely Piloted Aircraft
–	UH 60 Black Hawk Utility Tactical Transport Helicopter

–	RQ-4 Global Hawk Aircraft
–	MQ-8 Fire Scout Unmanned Aerial Vehicle
–	Bradley Fighting Vehicle
–	M1 Abrams Tank
–	Stryker Armored Fighting Vehicle
–	Joint Light Tactical Vehicle (“JLVT”)

Radar Systems

–	Light Airborne Multi Purpose Systems (“LAMPS”) Multi-Mode Radar (“MMR ALQ-147”)
–	Lightweight Counter Mortar Radar (“LCMR”)
–	Ground/Air Task Oriented Radar (“G/ATOR”)
–	Synthetic Aperture Radar Systems (“SARS”)
–	Missile Approach Warning Systems (“MAWS”)
–	AN/TPQ Firefinder Mobile Radar System

Force Protection and Electronic Warfare

–	Joint Counter Radio Controlled Improvised Explosive Device Electronic Warfare Program (“JCREW”)
–	Advanced Self-Protection Integrated Suite (“ASPIS”)
–	Advanced Integrated Defense Electronic Warfare System (“AIDEWS”)
–	Suite for Integrated RF Countermeasures (“SIRFC”)
–	Electronic Signals Intelligence (“ELINT”)
–	Intelligence Surveillance Reconnaissance (“ISR”) Systems

Military/defense sales were $97.8 million in 2010 and $80.9 million in 2009, or approximately 60% and 61% of our total sales, respectively. Demand for military/defense products may be impacted by numerous economic, technological and political factors. Accordingly, while we have developed and will continue to develop products for military/defense programs, there can be no assurance that sales to such customers will not decrease in the future.

COMMUNICATIONS EQUIPMENT

We provide a wide range of custom products for use in various communications equipment, including optical networks, data storage, routers, servers, and WiMAX (Worldwide Interoperability for Microwave Access) systems. We design and manufacture products for both wireline and wireless applications. Wireless communication systems can offer the functional advantages of wired communication systems without the costly and time consuming development of an extensive wired infrastructure. The relative advantages of wireless and wired communication systems with respect to cost, transmission quality, reliability and other factors depend on the specific applications for which such systems are used and the existence of a wired or wireless infrastructure already in place.

The products designed and manufactured by the Company support a wide range of digital wireless communication protocols, systems and standards including Global System for Mobile Communications (“GSM”), Enhanced Data Rates for GSM Evolution (“EDGE”), Third and Fourth Generation Wireless (“3G” and “4G”), Bluetooth, and Voice over Internet (“VoIP”).

Sales to customers in the communications equipment industry were $28.1 million in 2010 and $21.0 million in 2009, or approximately 17% and 16% for our total sales, respectively. Most of these products are custom designed not only to conform to the specifications and requirements of the particular customer, but also to meet the performance and quality standards set by the agency or other governmental body whose regulations are applicable to the specific equipment or usage involved. A significant reduction in orders from such customers would have a materially adverse effect on the Company’s business.

MEDICAL EQUIPMENT, INDUSTRIAL CONTROLS, AND INSTRUMENTATION

We also design and manufacture a broad range of custom products for use in numerous commercial applications including: precision position sensors for robotic surgical equipment, wind instruments, and commercial aerospace; thermal products for high-end HVAC equipment, industrial controls, and food service equipment; power filters for medical imaging (“MRI”) and computed tomography (“CT”) equipment; antennas and related assemblies for asset tracking systems; and microwave products for CATV.

In fiscal 2010, $27.0 million or approximately 16% of our total sales were to customers in the medical equipment, industrial controls, and instrumentation markets. In fiscal 2009, sales to customers in these markets totaled $20.7 million or 16% of our total consolidated sales.

OUR SOLUTION

We believe we are well positioned to capitalize on our long-term market opportunities. We combine engineering expertise, design and testing capabilities and vertically integrated and flexible manufacturing processes to provide custom solutions to our customers’ control products and systems needs.

We Offer Integrated Design, Development and Testing Services. We provide an integrated approach to problem solving by offering our customers consulting, diagnostic testing and design services. We believe that our testing facilities and capabilities exceed those of our major competitors and, accordingly, may give us a competitive advantage. Our engineers typically work closely with customers to develop a product or system design. Although our customers generally provide the initial engineering guidelines for a particular product, our design engineers are often called upon to work together with a customer’s design team to develop a solution. An important part of our solution is ensuring at an early stage, before time and money are spent on manufacturing, that the product design will meet all performance specifications and can be produced efficiently and cost-effectively. Our design engineers include EMI, power, microwave, and sensor specialists. These specialists enable us to provide new and creative solutions for our customers. We believe that by integrating our product design and development efforts with those of our customers, we create increased reliance on us and increased incentives to utilize us as a single source strategic supplier.

We Offer Flexible, Low-Cost Production Capabilities. Once a design is completed, we apply our vertically integrated manufacturing processes to produce a solution that meets our customers’ functionality and cost objectives. We maintain a state-of-the-art ceramic production facility in State College, Pennsylvania, with advanced manufacturing equipment primarily used for the production of specialty ceramic capacitors. These ceramic products are critical components of our EMI filter products. Our State College facility, along with our extensive ceramic expertise, enables us to maintain short lead times for our EMI filter and interconnect prototyping and production orders. We also maintain metal fabrication capabilities with computer numerically controlled (“CNC”) equipment to manufacture the metal utilized in many of our power and microwave products, sensors, and power management systems. By performing the metal fabrication in-house, we are able to shorten the lead time for these product offerings and reduce our overall material costs. Our philosophy of vertical integration, along with utilizing demand flow manufacturing processes, enables us to meet the growing OEM customer demands for flexible production schedules and just-in-time inventories.

We Offer High Quality, High Performance Products. Our customers demand a high level of quality and performance. We believe we meet our customers’ requirements for high quality products manufactured to increasingly exacting specifications, including performance and quality standards that are set by agencies and other governmental bodies whose regulations may apply to specific communications or other equipment. We emphasize a quality culture, driving continuous product improvement and a company-wide commitment to quality. As part of our commitment to high quality manufacturing, all of our domestic and foreign manufacturing facilities have achieved and maintain ISO 9001 certification, and we have been approved by defense customers under the requirements of the U.S. military quality system.

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

Leveraging Our Status as a Strategic Supplier to our OEM Customers. Our status as a strategic supplier to many of our OEM customers presents us with opportunities to develop and design new products for these customers on a collaborative, solutions-oriented basis giving us an advantage over our competitors. We use our position as a strategic supplier to these OEM customers to accelerate the introduction of new, more complex custom electronic products and systems at higher profit margins. We seek to solidify our status as a strategic supplier to our OEM customers by continuing to provide:

–	High levels of service;
–	Extensive product lines;
–	Custom and collaborative product design and manufacturing capabilities;
–	Product delivery flexibility and reliability; and
–	High quality products

Introducing New Product Lines. We continuously seek to develop new product lines and capabilities. Recently, we broadened our Advanced Specialty Products Business to include specialty connectors, advanced ceramics, antennas, and related assemblies. This product line expansion was largely generated by enhancing our capabilities to design and manufacture planar capacitors and internally machined connector shells. This now enables us to design and manufacture specialty connectors, including circular connectors. Circular connectors are used in numerous military/defense applications including falcon radios, movement tracking systems (MTS) for military vehicles, and communication systems for mine resistant ambush protected (MRAP) vehicles. In addition, we have recently developed numerous antenna products including loop antennas, wide beam aperture antennas, and wide bandwidth slot antennas. These specialty antennas have many commercial and military applications including asset tracking systems, down hole drilling, commercial satellites, and soldier wearable antennas. In 2010, our Sensors and Controls Business developed a Hall Effect non-contact position sensor. Hall Effect sensors convert energy from a magnetic field into an electrical signal, enabling their contact-less operation and yielding nearly unlimited life cycles. As a result, these sensors are ideal for applications requiring ultra precise and high-reliability sensing. On an ongoing basis, our primary focus is on new higher-margin products to exploit the long-term expected growth in wireless devices and defense applications. Our customers increasingly look for greater capability to produce value-added systems integrating our existing custom products. To respond to our customers’ needs, we intend increasingly to design and manufacture more sophisticated electronic control systems and assemblies.

Expanding the Markets for Our Power Management Systems. We continue to develop and expand our advanced systems product offerings to leverage our core competencies in design, manufacturing and assembly to become a diversified provider of higher margin power management systems. Recently, we successfully introduced a ruggedized version of our AC SMART Start product. These multifunctional units direct and manage power to connected servers and networking equipment, while providing remote operational flexibility and control. Our newly developed ruggedized version is ideally suited for military applications. In recent years, we’ve also expanded our product offerings to include a full line of off-the-shelf AC power strips. For several years, we have been a reliable and cost effective provider of custom AC power strip solutions for many large OEM customers. By creating a standard line of AC power strips, we are now providing these products to a larger marketplace. Typical applications for our AC power strips include data centers, financial centers, communication base stations, portable deployable communication racks, transit cases, and network operating centers. Traditionally, our power management systems have primarily served the communication equipment market. Our current focus for these products has expanded into numerous military/defense applications including Command Post Platforms (“CPP”), Power Entry Panels (“PEP”), and Joint Light Tactical Vehicles (“JLTV”). We expect to continuously develop and introduce new power management system product offerings in the future.

Pursuing Acquisitions that Enhance Our Product Offerings. We continue to pursue acquisitions complementary to our core businesses. We consummated three business acquisitions (Summit, Sage Labs, and DRS) in fiscal 2010, and we acquired Micro Networks at the end of fiscal 2009. In addition to these recent acquisitions, we have made several other acquisitions in the past few years. In 2008, we acquired SatCon Electronics, Inc. (“SatCon”), a designer and manufacturer of high performance microelectronic components used in numerous military and commercial applications, including secure communication systems and high frequency wireless devices. These sophisticated products include hybrid components and subsystems, signal converters, millimeterwave components, and a full line of thin and thick film circuits. We believe these products are a natural complement and extension of our Microwave Components and Systems Business. In 2007, we acquired EMF Systems, Inc. (“EMF”), a designer and manufacturer of custom oscillator-based products. In addition to a broad line of oscillator components, EMF’s products include synthesizers, phase-locked oscillators, and other integrated microwave assemblies. These products further expanded our microwave capabilities and product offerings with additional applications in military radar systems, secure communications, and commercial weather radar. Acquisitions remain a significant element of our overall growth strategy, as we continue to expand our technologies and product offerings within our four business segments.

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

During the year ended November 30, 2010, approximately 31% of our total consolidated revenue was generated from the sale of advanced specialty products.

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

During the year ended November 30, 2010, approximately 49% of our total consolidated revenue was generated from the sale of microwave components and systems.

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

During the year ended November 30, 2010, approximately 7% of our total consolidated revenue was generated from the sale of power management systems.

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

Our current product offerings include the following:

POSITION SENSORS AND CONTROLS

•	Motorized potentiometers
•	Fadar and hollow shaft potentiometers
•	Element segments and wiper assemblies

ADVANCED THERMAL PRODUCTS

•	Temperature sensing probes and assemblies
•	Heater assemblies
•	Positive temperature coefficient (PTC) thermistors
•	Negative temperature coefficient (NTC) thermistors

PRECISION INERTIA PRODUCTS

•	Accelerometers
•	Angular rate gyros
•	Inertial measurement systems

During the year ended November 30, 2010, approximately 13% of our total consolidated revenue was generated from the sale of sensors and controls.

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

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2010, 2009, and 2008, reportable segment information is as follows (in thousands):

2010	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls	Total

Revenue from unaffiliated customers	$51,155	$79,935	$12,069	$20,777	$163,936
Depreciation and amortization expense	1,895	3,699	304	870	6,768
Segment income	9,684	13,224	3,586	3,280	29,774
Segment assets
Tangible assets	20,642	31,768	2,496	9,047	63,953
Goodwill	14,243	20,966	-	10,658	45,867
Capital expenditures	2,013	3,435	221	546	6,215

2009

Revenue from unaffiliated customers	42,001	60,069	10,268	19,968	132,306
Depreciation and amortization expense	1,953	2,601	280	812	5,646
Segment income	5,332	10,021	2,758	3,448	21,559
Segment assets
Tangible assets	20,125	25,482	2,743	7,541	55,891
Goodwill	14,243	23,046	-	7,706	44,995
Capital expenditures	1,030	2,326	99	298	3,753

2008

Revenue from unaffiliated customers	52,060	45,942	9,879	22,813	130,694
Depreciation and amortization expense	1,990	1,977	258	875	5,100
Segment income	9,343	5,492	1,705	3,771	20,311
Segment assets
Tangible assets	21,966	21,052	2,854	7,239	53,111
Goodwill	14,243	14,862	-	7,706	36,811
Capital expenditures	1,367	1,896	432	719	4,414

For the years ended November 30, 2010, 2009, and 2008, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2010	2009	2008

Total depreciation and amortization expense for reportable segments	$6,768	$5,646	$5,100
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	100	75	81

Consolidated depreciation and amortization expense	$6,868	$5,721	$5,181

Income before provision for income taxes	2010	2009	2008
Total income for reportable segments	$29,774	$21,559	$20,311
Unallocated amounts:
General and administrative expense	(9,340)	(7,955)	(6,967)
Interest expense	(100)	(190)	(369)
Other income and (expense), net	(30)	(26)	505

Consolidated income before provision for income taxes	$20,304	$13,388	$13,480

Assets	2010	2009	2008
Total assets for reportable segments	$109,820	$100,886	$89,922
Unallocated amounts:
Cash and cash equivalents	2,754	6,090	5,397
Accounts receivable	25,892	22,623	24,043
Other current assets	2,824	3,859	3,991
Other noncurrent assets	16,332	10,271	11,431

Total consolidated assets	$157,622	$143,729	$134,784

Capital expenditures	2010	2009	2008
Total capital expenditures for reportable segments	$6,215	$3,753	$4,414
Unallocated amounts:
Capital expenditures related to general and administrative activities	183	199	26

Total consolidated capital expenditures	$6,398	$3,952	$4,440

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2010, 2009, and 2008, is as follows (in thousands):

2010	United States	Mexico	China	Germany	All Other Countries	Total
Revenue from unaffiliated customers	$135,174	$1,583	$2,635	$2,957	$21,587	$163,936
Long-lived assets:
Property, plant and equipment	28,316	91	788	15	-	29,210

2009
Revenue from unaffiliated customers	110,612	658	2,111	2,535	16,390	132,306
Long-lived assets:
Property, plant and equipment	25,164	116	1,086	17	-	26,383

2008
Revenue from unaffiliated customers	101,891	1,122	3,652	4,231	19,798	130,694
Long-lived assets:
Property, plant and equipment	25,599	71	1,558	22	-	27,250

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

In 2010, 2009, and 2008, the Company’s largest single customer (a prime supplier to the military/defense industry) represented 8%, 8% and 4%, respectively, of total consolidated net sales. Sales to this major customer consisted of various microwave components and systems, as well as certain advanced specialty products.

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

The Company currently designs and manufactures its microwave products in several locations including: Philadelphia and State College, Pennsylvania; Delmar, Delaware; Palm Bay, Florida; Marlborough, Massachusetts; Hudson, New Hampshire; and Columbia, Maryland. Manufacturing at these facilities primarily relates to military products and certain low-volume commercial components. Many of the Company’s commercial microwave products are manufactured at our facility in Juarez, Mexico. The design and manufacture of most of our sensors and control products occur in Grass Valley, California (position sensors); St. Marys, Pennsylvania (temperature sensors); and Akron, Ohio (inertia sensors). Our power management systems are designed in State College, Pennsylvania. Manufacturing of these products for military and defense applications occur in State College, while most commercial applications for these systems are manufactured at our facility in Qiao Tou Town, China. The design of our advanced specialty products is currently performed at our facilities in Fairview and State College, Pennsylvania. Manufacturing of these products is conducted at our facilities in Juarez, Mexico; Qiao Tou Town, China; as well as our two Pennsylvania facilities. Although the Company produces a standardized line of products for sale from inventory or through distributors, most orders require relatively short production runs of custom designed components.

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

SALES AND DISTRIBUTION

The Company sells its products through a combination of manufacturers’ representatives, internal sales force, and distribution. The Company maintains representatives throughout North America and Europe, and portions of South America, Asia and the Middle East. The Company’s internal sales organization includes employees dedicated to certain microwave product sales, new business development, and distribution sales management. In fiscal 2010, approximately 14% of the Company’s consolidated sales were through distribution. Domestic distribution is done through various national and regional distributors. International distribution is primarily done through the Company’s wholly-owned German subsidiary, Spectrum Control GmbH.

During fiscal year 2010, the Company sold its products to approximately 2,200 accounts. Sales of products to the Company’s top ten customers represented 38.1% ($62.5 million) of total consolidated net sales in 2010. The top ten customers primarily consist of military/defense prime contractors, original equipment manufacturers of communications equipment, and electronic product distributors. All of the Company’s major customers are unaffiliated with Spectrum Control, Inc. and its subsidiaries.

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

BACKLOG

The Company’s backlog, which consists of purchase orders by customers, totaled approximately $82.2 million at November 30, 2010 and $73.2 million at November 30, 2009. It is anticipated that approximately 90% of the Company’s backlog as of November 30, 2010 will be shipped within one year. Annual requirement contracts are taken into backlog only to the extent that orders are actually released thereunder. Although the terms and conditions contained in the Company’s quotation forms place certain restrictions on a customer’s right to cancel, purchase orders generally provide for cancellation. In practice, the Company negotiates each cancellation and schedule change based on the cost it has incurred prior to such occurrence. The Company expects to continually reduce its average lead time (the length of time from the receipt of a customer order to shipment of finished product to the customer). As a result, the Company’s backlog may decrease in the future due to reduced lead times.

EMPLOYEES

As of November 30, 2010, the Company had a total of 1,631 employees, including 48 in sales, marketing and customer support; 165 in engineering, product development and technical support; 1,331 in manufacturing and production; 33 in accounting and finance; and 54 in administration. The Company’s future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate, or retain other highly qualified technical and managerial personnel in the future. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2010, remediation expenditures of $2.2 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $713,000, which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense. Based on the current remediation plan, $280,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

COMPETITION

The markets for the Company’s products are intensely competitive and are characterized by technological change and product obsolescence. The principal competitors of our Advanced Specialty Products Business include: Amphenol Corporation; Carlisle Interconnect Technologies; Sabritec, a Smiths Group company; CTS Corporation; Corcom, a Tyco Electronics company; Schaffner Holder AG; and Captor Corporation. The major competitors for our Power Management Systems include: Powerware and Pulizzi, power businesses of Eaton; American Power Conversion, a Schneider Electric company; Server Technology; and Data Device Corporation. Major competitors for our Microwave Components and Systems Business include K&L Microwave, a Dover company; Lorch Microwave, a Smiths Group company; Teledyne Cougar; M/A Com, a Cobham PLC company; and Murata Manufacturing Company. Competition for our Sensors and Controls Business comes from many sources including Betatronix, LLC; BetaTHERM Corporation; Honeywell Sensing and Controls; Thermalogic Corporation; and Smith Systems, Inc. Many of the Company’s current and potential competitors have significantly greater financial, technical, manufacturing, and marketing resources than the Company. These competitors may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. Furthermore, the Company currently supplies custom products and systems to large OEM customers that are continuously evaluating whether to manufacture their own products and systems or purchase them from outside sources.

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

RESEARCH AND DEVELOPMENT

The Company’s position as a leading designer, developer and manufacturer of custom products and systems is largely the result of a long history of technological innovation. The Company’s research and development efforts are focused on expanding the Company’s materials technology, improving existing product offerings, developing new product offerings, and designing specialized production equipment to improve manufacturing efficiencies. As of November 30, 2010 the Company employed 165 individuals in engineering, technical support, and product development. In addition to their design and development activities, the engineering staff participates with the Company’s marketing department in proposal preparation and applications support for customers. Research and development expense was $5.6 million in 2010, $4.4 million in 2009, and $3.7 million in 2008.

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

Significance of Military and Defense Spending

Military aircraft, naval vessels, and certain military vehicles contain extensive communications systems, electronic countermeasure equipment for defense against enemy weapons, smart weapons and munitions, and radar systems. We provide advanced specialty products and various microwave components and integrated assemblies to major equipment manufacturers for installation into these systems. In addition, our precision position sensors are used in numerous military vehicles and aircraft. In fiscal year 2010, military/defense sales represented approximately 60% of our total consolidated sales. In recent years, demand for our products has been favorably impacted by an upward trend in U.S. defense spending. Future defense budgets, however, may be impacted by numerous economic and political factors. In addition, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe many of our products are used in high priority military/defense programs, one or more of the programs that we currently serve could be phased-out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, would adversely affect our future revenues and profitability.

Volatile Communications Equipment Market

In fiscal year 2010, approximately 17% of our consolidated sales were to original equipment manufacturers of communications equipment, with a significant portion of these sales supporting wireless infrastructure equipment. Several years ago, capital expenditures for wireless infrastructure equipment by service providers declined dramatically. Market conditions in the industry remain unpredictable and overall capital spending for wireless infrastructure equipment is still volatile. If the current market conditions deteriorate, it will have a material negative impact on our future operating performance.

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

General Economic Conditions

A continuation or resurgence of the recent global economic downturn and credit crisis may have a significant negative impact on our business, financial condition, and future results of operations. Specific risk factors related to these overall economic and credit conditions include the following: customer or potential customers may reduce or delay their new product development and component procurement; key suppliers may become insolvent resulting in delays for our material purchases; vendors and other third parties may fail to perform their contractual obligations; customers may be unable to obtain credit to finance purchases of our products; and certain customers may become insolvent. These risk factors could reduce our product sales, increase our operating costs, impact our ability to manage inventory levels and collect customer receivables, lengthen our cash conversion cycle and increase our need for cash, which would ultimately decrease our profitability and negatively impact our financial condition.

Need for Continuous New Product Development

We must continue to make significant investments in research and development efforts in order to develop necessary product enhancements, new designs and technologies. We may not be able to obtain a sufficient number of engineers, or other technical support staff, or the funds necessary to support our research and development efforts when needed. In addition, our research and development efforts may not be successful, and our new products may not achieve market acceptance. Our customers’ technologies are complex and new products and enhancements developed by our customers can in turn require long development periods for our new products or for enhancement or adaptation of our existing products. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our business, financial condition and operating results could suffer.

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

Protecting Intellectual Property Rights

Our success is dependent upon our proprietary technology. We do not currently have any patents that are material to our business. We rely principally on trade secret and copyright laws, certain employee and third-party non-disclosure agreements, as well as limited access to and distribution of proprietary information, in order to protect our technology. Trade secret laws afford us limited protection because they cannot be used to prevent third parties from reverse engineering and reproducing our products. Similarly, copyright laws afford us limited protection because copyright protection extends only to how an idea is expressed and does not protect the idea itself. Moreover, third parties could independently develop technologies that compete with our technologies. We cannot provide assurance that the obligations on the part of our employees and business partners to maintain the confidentiality of our proprietary technology will prevent disclosure of such information by our employees or third parties. Litigation may be necessary for us to defend against claims of infringement or protect our proprietary technology, which could result in substantial cost to us and diversion of our efforts. We cannot provide assurances that we would prevail in any such litigation. Our inability to protect our proprietary technology could have a material adverse effect on our business, financial condition and results of operations. Although we believe that our products and proprietary rights do not infringe on the patents and proprietary rights of third parties, we cannot provide assurance that infringement claims, regardless of merit, will not be asserted against us. In addition, effective copyright and trade secret protection of our proprietary technology may be unavailable or limited in certain foreign countries.

International Sales and Operations

In fiscal year 2010, sales to international customers comprised approximately 18% of our net sales, and we expect our international business to continue to account for a significant part of our revenues. We currently maintain manufacturing facilities in Mexico and China. International sales and operations are subject to numerous risks including political and economic instability in foreign markets, currency exchange rate fluctuations, restrictive trade policies of foreign governments, inconsistent product regulation by foreign agencies or governments, imposition of product tariffs, and the costs of complying with a wide variety of export laws and regulatory requirements. For certain of our international products and system sales, we must obtain appropriate export licenses. Because of these various risks and uncertainties, we cannot provide assurance that we will be able to continue to compete successfully in international markets or that our international sales will be profitable.

Price Fluctuations for Precious Metals

Raw materials used in the manufacture of certain ceramic capacitors include silver, palladium, and platinum. Certain of our microwave components and systems require gold plating. Precious metals are available from many sources; however, their prices may be subject to significant fluctuations and such fluctuations may have a material and adverse affect on our operating results.

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

Possible Impairment of Goodwill

As a result of the three business acquisitions we completed in fiscal year 2010, and several acquisitions we made in previous years, goodwill is a significant part of our total assets. At November 30, 2010, our total assets were $157.6 million, which included $45.9 million of goodwill. This goodwill reflects the excess of the purchase price of each of our acquisitions over the fair value of the net assets of the business acquired. We perform annual evaluations for potential impairment of the carrying value of goodwill in accordance with current accounting standards. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if our future financial performance were to decline significantly, we could incur a material non-cash charge in our income statement and a material reduction in our stockholders’ equity for the impairment of goodwill.

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

Other Risks and Uncertainties

Our results of operations may be negatively affected in the future by a variety of other factors, including: (1) cancellation of existing sales order backlog; (2) unanticipated impairment of long-lived assets; (3) changes in product mix; (4) inability to timely increase production to meet some of our customer’s increased demands; and (5) litigation involving antitrust, product warranty, product liability, and other issues.

Item 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company’s principal manufacturing and office facilities as of November 30, 2010 are as follows:

LOCATION	FUNCTION	APPROXIMATE SQUARE FEET OF FLOOR AREA	OWNERSHIP	PRINCIPAL BALANCE OUTSTANDING AT 11/30/10 ON RELATED MORTGAGE
8061 Avonia Road Fairview, PA	Manufacturing, EMI Testing	43,000	Owned	N/A

1900 West College Avenue State College, PA	Manufacturing	250,000	Owned	N/A

7100 Gateway Drive Columbia, MD	Design Center	7,000	Rented	N/A

3053 Hwy. 51N Wesson, MS	Manufacturing	55,000	Owned	$ 480,000

38166 Old Stage Road Delmar, DE	Manufacturing	15,000	Owned	N/A

2144 Franklin Drive NE Palm Bay, FL	Manufacturing	51,000	Owned	N/A

2707 Black Lake Place Philadelphia, PA	Manufacturing	20,000	Owned	N/A

400 Nickerson Road Marlborough, MA	Manufacturing	86,000	Rented	N/A

23 North Division Street Auburn, NY	Manufacturing	21,000	Owned	N/A

8 Executive Drive Hudson, NH	Manufacturing	39,000	Rented	N/A

424 Crown Point Circle Grass Valley, CA	Manufacturing	16,000	Rented	N/A

328 State Street St. Marys, PA	Manufacturing	22,000	Owned	N/A

2236 Cleveland-Massillon Rd Akron, OH	Manufacturing	11,000	Rented	N/A

Boulevard Zaragoza 2910 Ciudad Juarez, Mexico	Manufacturing	55,000	Rented	N/A

2nd Industrial Area North Ling Tou Industrial Road Qiao Tou Town Dong Guan City Guang Dong Province China	Manufacturing	70,000	Rented	N/A

8031 Avonia Road Fairview, PA	Corporate Offices	10,000	Owned	N/A

(1)	The Company’s manufacturing and office space are considered adequate for its existing requirements and its projected business needs.
(2)	In addition to the facilities described above, the Company leases certain sales/administrative office and warehousing space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended November 30, 2010.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol SPEC. The high and low sales prices for the Common Stock for each quarter during fiscal years 2010 and 2009 are set forth below.

	High	Low
Fiscal 2010
First quarter	$11.67	$8.53
Second quarter	14.70	11.52
Third quarter	16.13	11.38
Fourth quarter	15.84	12.66

	High	Low
Fiscal 2009
First quarter	$7.52	$4.15
Second quarter	8.22	4.99
Third quarter	10.25	7.50
Fourth quarter	9.90	8.19

At January 31, 2011 the Company had 13,118,678 shares of Common Stock outstanding, which were held by approximately 1,100 registered stockholders. In recent years, the Company has not paid cash dividends on its Common Stock. While subject to periodic review, the current policy of the Board of Directors is to retain all earnings to provide funds for the future growth of the Company.

The following table sets forth information as of November 30, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	(I)	(II)	(III)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plans (excluding securities listed in Column (I))

Equity compensation plans approved by security holders	712,605	$9.15	1,262,496

Equity compensation plans not approved by security holders	-	-	-

Total	712,605	$9.15	1,262,496

The Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management, and there is no current expiration date for the Board’s authorization. During the fourth quarter of fiscal 2010, no shares were repurchased under this program. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million. The repurchased shares are held as treasury stock.

The following table shows the Company’s total return to shareholders compared to the S&P 500 Index, the NASDAQ U.S. Index, and the NASDAQ Electronic Components Stock Index over the five year period from 2006 through 2010. The table assumes that $100 was invested on December 1, 2005, in the Company’s Common Stock and in each of the other indices.

	2005	2006	2007	2008	2009	2010
Spectrum Control, Inc.	$100	$139	$234	$66	$138	$240
S&P 500 Index	$100	$112	$119	$72	$88	$95
NASDAQ U.S. Index	$100	$109	$118	$70	$77	$91
NASDAQ Electronic Components Stock Index	$100	$109	$119	$62	$93	$101

ITEM 6.	Selected Financial Data

	Years Ended November 30
	(Amounts in Thousands, Except Per Share Data)
	2010	2009	2008	2007	2006

Operations

Net sales	$163,936	$132,306	$130,694	$136,539	$125,672

Gross margin	44,127	34,360	32,762	36,363	28,780

Income from operations	20,434	13,604	13,344	17,864	9,314

Interest expense	100	190	369	561	545

Income before provision for income taxes	20,304	13,388	13,480	17,558	9,039

Net income	12,843	8,560	8,851	11,141	5,871

Earnings per common share:

Basic	$1.00	$0.68	$0.68	$0.83	$0.45
Diluted	$0.98	$0.67	$0.67	$0.81	$0.44

Weighted average common shares outstanding:

Basic	12,849	12,604	13,069	13,359	13,127
Diluted	13,138	12,739	13,189	13,798	13,381

Financial Position

Working capital	$55,096	$47,240	$42,590	$43,277	$31,808

Total assets	157,622	143,729	134,784	126,919	119,207

Long-term debt	410	480	545	1,031	1,131

Stockholders’ equity	129,797	113,424	103,291	101,868	88,599

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

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 60% and 17%, respectively, of our fiscal 2010 sales. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and missile defense systems. In communications, our products are used in numerous systems including optical networks, broadband switching equipment, global positioning systems, wi-fi, and wireless base stations. Other markets for our products include medical imaging equipment and instrumentation, industrial automation and controls, computers, IT hubs, and storage devices.

Our operations are currently conducted in four reportable segments: advanced specialty products; microwave components and systems; power management systems; and sensors and controls. Our Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, precision accelerometers, angular rate gyros, and inertial measurement systems and related assemblies.

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

Acquisitions

On October 29, 2010, we acquired all of the outstanding common stock of Summit Instruments, Inc. (“Summit”). Based in Akron, Ohio, Summit designs and manufactures custom inertia sensors, accelerometers, inertial measurement systems, and related products and assemblies. A majority of Summit’s revenues are generated from military/defense applications, including missile defense systems. Summit products are also used in numerous commercial applications, such as wind turbines, industrial test equipment, and measurement instrumentation. The cash purchase price for Summit (net of cash received) was $5.4 million, which was primarily funded by borrowings under our domestic line of credit.

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

On June 18, 2010, in a separate transaction, we entered into an agreement with DRS – Signal Solutions, Inc. (“DRS”) under which we acquired certain inventories, equipment, and a fully paid non-royalty bearing license to manufacture and sell certain products using intellectual property owned by DRS. The aggregate cash purchase price for the acquired assets was $1.4 million, which was primarily funded from available cash reserves. The acquired assets are expected to be used to support certain specific customer programs over the next six years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On November 30, 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”), a subsidiary of Integrated Device Technology, Inc. (Nasdaq: IDTI). Micro Networks, with operations in Worcester, Massachusetts and Auburn, New York, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. These products, and related SAW technology, are used in numerous defense and aerospace applications. The aggregate cash purchase price for Micro Networks was $12.9 million, which was partially funded by borrowings of $7.0 million under our domestic line of credit. We utilized our existing cash reserves to satisfy the balance of the purchase price. This acquisition occurred after the close of business on the last day of our 2009 fiscal year and therefore no revenues, expenses, or customer orders were recognized in our consolidated results of operations or related disclosures for the fiscal year ended November 30, 2009.

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

The results of operations of each of these acquired businesses have been included in the accompanying consolidated financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the years ended November 30, 2010, 2009, and 2008 include the following amounts related to these acquired businesses (in thousands):

	2010	2009	2008
Summit	$706	$-	$-
Sage Labs	5,708	-	-
DRS	-	-	-
Micro Networks	11,753	-	-
SatCon	9,854	11,664	2,289

For operating segment purposes, Sage Labs, DRS, Micro Networks and SatCon are reported within our Microwave Components and Systems business segment. Summit is reported within our Sensors and Controls business segment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Executive Summary

During fiscal 2010, our consolidated sales were $163.9 million, an increase of $31.6 million or 23.9% from fiscal 2009. Of this increase, $18.2 million was generated by our recent business acquisitions ($11.8 million from Micro Networks, $5.7 million from Sage Labs, and $706,000 from Summit). The remaining current year increase of $13.4 million was principally generated by additional product shipments to numerous commercial customers, reflecting the improvement in general economic conditions as well the impact of our new commercial product offerings. Overall, our total 2010 sales to military/defense customers amounted to $97.8 million, an increase of $16.9 million or 21.0% from 2009. Sales to commercial customers were $66.1 million in fiscal 2010, an increase of $14.7 million or 28.6% from the prior year. Total customer orders received in fiscal 2010 amounted to $162.0 million, up $29.8 million from the preceding year.

In fiscal 2010, our gross margin was $44.1 million or 26.9% of sales, compared to $34.4 million or 26.0% of sales in fiscal 2009. The increase in gross margin, as a percentage of sales, reflects the impact of leveraging fixed manufacturing overhead with higher production volumes and reductions in direct labor costs from changes in sales mix.

Selling, general and administrative expense in fiscal 2010 was $23.7 million or 14.4% of sales, compared to $20.8 million or 15.7% of sales in 2009. As a percentage of sales, selling expense decreased to 7.4% in fiscal 2010, compared to 8.6% in the preceding year. The decrease in selling expense, as a percentage of sales, reflects a decrease in our effective sales commission rate along with the impact of leveraging certain fixed selling expenses over greater sales volume. Aggregate general and administrative expense was $11.5 million in 2010, up $2.1 million from fiscal 2009. This increase includes: additional amortization expense of $668,000 associated with the identifiable intangible assets of our recent business acquisitions; additional compensation expense of $434,000, including equity-based compensation; and professional fees of $418,000 incurred in connection with our three business acquisitions consummated in fiscal 2010.

Overall, we generated net income of $12.8 million or $1.00 per share (98 cents diluted) in fiscal 2010, compared to net income of $8.6 million or 68 cents per share (67 cents diluted) in fiscal 2009.

During the year ended November 30, 2010, net cash provided by operating activities amounted to $19.5 million. This positive cash flow, along with our existing cash reserves, enabled us to expend $6.4 million on capital equipment additions, decrease our net bank borrowings by $6.1 million, as well as support the $13.4 million aggregate cash purchase price for the Sage Labs, DRS, and Summit acquisitions.

At November 30, 2010, our cash and cash equivalents were $2.8 million, our current ratio was 4.46 to 1.00, and our total debt to equity was 0.22 to 1.00.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the years ended November 30, 2010, 2009, and 2008:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of products sold	73.1	74.0	74.9

Gross margin	26.9	26.0	25.1
Selling, general and administrative expense	14.4	15.7	14.9

Income from operations	12.5	10.3	10.2
Other income (expense)
Interest expense	(0.1)	(0.2)	(0.3)
Other income and expense, net	-	-	0.4

Income before provision for income taxes	12.4	10.1	10.3
Provision for income taxes	4.6	3.6	3.5

Net income	7.8%	6.5%	6.8%

The following table sets forth our net sales by reportable operating segments for the years ended November 30, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Advanced specialty products	$51,155	$42,001	$52,060
Microwave components and systems	79,935	60,069	45,942
Power management systems	12,069	10,268	9,879
Sensors and controls	20,777	19,968	22,813

	$163,936	$132,306	$130,694

2010 Compared to 2009

Net Sales

Our consolidated net sales were $163.9 million in fiscal 2010, an increase of $31.6 million or 23.9% from fiscal 2009. This sales increase reflects an aggregate impact of $18.2 million from our recent business acquisitions ($11.8 million from Micro Networks, $5.7 million from Sage Labs, and $706,000 from Summit). The remaining current year increase of $13.4 million was primarily driven by additional product shipments to numerous commercial customers, reflecting a partial rebound from the global recession, as well as the impact of several new commercial product offerings.

Sales of our microwave components and systems were $79.9 million in fiscal 2010, an increase of $19.9 million or 33.1% from fiscal 2009. This increase primarily reflects shipments from our Micro Networks and Sage Labs acquisitions of $11.8 million and $5.7 million, respectively. Excluding the impact of Micro Networks and Sage Labs, sales of our microwave products increased by $2.4 million or 4.0% from the prior year. Our microwave components and systems are predominantly used in military/defense applications including secure communications, domestic and international missile defense systems, countermeasures for improvised explosive devices, electronic warfare, and radar systems. Total customer orders received for this business segment were $76.3 million in fiscal 2010, compared to $56.5 million in fiscal 2009.

Sales of our advanced specialty products were $51.2 million in fiscal 2010, an increase of $9.2 million or 21.8% from a year ago. In 2010, sales of these products to customers in our commercial markets increased by approximately $7.7 million. This increase reflects the impact of our new product offerings in specialty connectors and antennas, along with the improvement in general economic conditions. In addition, shipments in support of various military/defense programs

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increased by $1.5 million from a year ago. Total customer orders received for this business segment totaled $51.8 million in fiscal 2010, compared to $49.1 million in fiscal 2009.

For our sensors and controls, sales for fiscal 2010 were $20.8 million, an increase of $809,000 or 4.1% from a year ago. This increase primarily reflects Summit shipments of $706,000. Shipments of our sensor products used in numerous industrial applications increased $1.9 million in fiscal 2010, reflecting new product offerings and improved overall market conditions. This increase was substantially offset by reduced shipments of our precision position sensors used in certain military vehicles. Customer orders received for our sensors and controls amounted to $22.9 million in fiscal 2010, compared to $15.8 million in fiscal 2009.

For our power management systems, sales for fiscal 2010 were $12.1 million and customer orders received amounted to $11.1 million, up 17.5% and 2.4% from a year ago, respectively. In fiscal 2010, shipments for these products were particularly strong in electronic data storage and applications for our AC power strip products.

Total customer orders received in fiscal 2010 amounted to $162.0 million, an increase of $29.8 million from the preceding year. At November 30, 2010, our sales order backlog was $82.2 million, up $9.0 million from the end of fiscal 2009. At November 30, 2010 our backlog reflects $7.9 million and $2.2 million of orders for Sage Labs and Summit, respectively.

Overall, average selling prices remained relatively stable in 2010 for all of our major product lines.

Gross Margin

In fiscal 2010, our gross margin was $44.1 million or 26.9% of sales, compared to $34.4 million or 26.0% of sales in fiscal 2009. The increase in gross margin, as a percentage of sales, principally reflects changes in sales mix and better absorption of fixed manufacturing overhead with higher production volumes.

Total material costs amounted to $38.3 million or 23.4% of sales in fiscal 2010, versus $30.9 million or 23.3% of sales in the preceding year. Direct labor costs were $19.2 million or 11.7% of sales in 2010, compared to $16.2 million or 12.3% of sales in 2009. The changes in material costs and direct labor costs, as a percentage of sales, were primarily driven by changes in sales mix. Manufacturing overhead costs amounted to $62.3 million or 38.0% of sales in 2010, versus $50.8 million or 38.4% of sales in the preceding year. In fiscal 2010, the decrease in manufacturing overhead, as a percentage of sales, principally reflects the impact of leveraging fixed manufacturing overhead over greater sales volume.

At November 30, 2010, we had a total workforce of 1,631 employees, which represents an increase of 16.6% from the end of last fiscal year. The 2010 fiscal year-end workforce includes 55 employees from the Sage Labs acquisition and 19 employees from the Summit acquisition. We expect to continuously review our organization and cost structure to enhance operating efficiencies, while maintaining flexibility for additional production requirements.

Selling, General and Administrative Expense

In fiscal 2010, selling expense amounted to $12.2 million or 7.4% of sales, compared to $11.4 million or 8.6% of sales in fiscal 2009. The decrease in selling expense, as a percentage of sales, primarily reflects a decrease to our effective sales commission rate from changes in sales mix, along with the impact of certain fixed selling expenses and greater sales volume. Aggregate general and administrative expense was $11.5 million in 2010, versus $9.4 million in 2009. The increase in general and administrative expense includes: $668,000 of additional amortization expense, primarily associated with the identifiable intangible assets of our recent business acquisitions; $434,000 of additional compensation expense, including equity-based compensation; and $418,000 of legal and professional fees incurred in connection with our three business acquisitions consummated in fiscal 2010. In addition, 2009 general and administrative expense included a credit of $528,000, representing the excess of insurance recoveries over the carrying value of certain assets destroyed in two separate involuntary conversions.

Interest Expense

Total interest expense in fiscal 2010 was $100,000, a decrease of $90,000 from fiscal 2009, reflecting lower average interest rates. During the year ended November 30, 2010, weighted average borrowings under our domestic line of credit amounted to $4.0 million, with an average interest rate of 1.37%. During the year ended November 30, 2009, weighted average borrowings under the domestic line of credit were $3.8 million, with an average interest rate of 2.04%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

Our effective income tax rate was 36.7% in 2010 and 36.1% in 2009, compared to an applicable federal and state statutory income tax rate of approximately 40.0%. For the years ended November 30, 2010 and 2009, the difference between the effective tax rate and statutory tax rate principally reflects state tax provisions and U.S. domestic production activities deductions.

At November 30, 2010, we had recorded certain deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our level of historical taxable income and projections for future taxable income, we believe it is more-likely-than-not that the benefits of the deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2010.

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

Sales of our microwave components and systems were $60.1 million in fiscal 2009, an increase of $14.1 million or 30.7% from fiscal 2008. SatCon product shipments increased in fiscal 2009 to $11.7 million, up $9.4 million from fiscal year 2008, representing SatCon’s first full year of sales. In addition, shipments of microwave products used in numerous military/defense applications increased in fiscal 2009, including microwave components and assemblies used in RCIED (Radio Controlled Improvised Explosive Devices) Jammer Systems. Total customer orders received for our microwave components and systems were $56.5 million in fiscal 2009, versus $47.5 million in fiscal 2008.

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

At November 30, 2009, we had a total workforce of 1,399 employees, including 73 Micro Networks employees, which represents a reduction of 7.7% from the end of fiscal 2008.

Selling, General and Administrative Expense

In fiscal 2009, selling expense amounted to $11.4 million or 8.6% of sales, compared to $10.8 million or 8.3% of sales in fiscal 2008. The increase in selling expense, as a percentage of sales, primarily reflects an increase to our effective sales commission rate from changes in sales mix. Aggregate general and administrative expense was $9.4 million in 2009, versus $8.6 million in 2008. The increase in general and administrative expense includes $463,000 of additional incentive-based compensation expense, $300,000 of expenses resulting from a legal settlement, as well as several other operating expense increases from additional business activity. These increases were partially offset by a $528,000 credit to general and administrative expense in fiscal 2009, representing the excess of insurance recoveries over the carrying value of certain assets destroyed in two separate involuntary conversions.

Interest Expense

With lower interest rates and reduced short-term borrowings, our interest expense decreased in fiscal 2009. Total interest expense in fiscal 2009 was $190,000, a decrease of $179,000 from fiscal 2008. During the year ended November 30, 2009, weighted average borrowings under our domestic line of credit amounted to $3.8 million, with an average interest rate of 2.04%. During the year ended November 30, 2008, weighted average borrowings under the domestic line of credit were $4.9 million, with an average interest rate of 3.95%.

Other Income and Expense

For many years, we held certain United States and foreign patents relating to polymer multilayer (“PML”) technology, and we had granted several licenses to other entities for the use of PML technology. In connection with our PML technology, we received license fee and royalty income of $340,000 in 2008. Since fiscal 2008, no license fees or royalty income have been earned or received, and all of the PML-related patents have expired. Accordingly, we do not expect any PML-related income in future periods.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $50.0 million. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The Bank’s revolving credit commitment is scheduled to be permanently reduced in accordance with the following schedule: (i) $2,000,000 on December 31, 2010; (ii) $3,000,000 on June 30, 2011; and (iii) $5,000,000 on December 31, 2011. At November 30, 2010, $1.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At November 30, 2010 we were in compliance with all debt covenants. The current line of credit agreement expires in September 2014. Our ability to borrow in the future under this Bank credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.3 million (Euro 1.0 million). At November 30, 2010, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

In fiscal 2010, our net working capital and current ratio increased significantly, primarily reflecting reduced borrowings under our domestic line of credit and increased inventories from our recent business acquisitions and additional production requirements. At November 30, 2010 and 2009, net working capital was $55.1 million and $47.2 million, respectively. At November 30, 2010, our current assets were 4.46 times current liabilities, compared to 3.42 at the end of fiscal 2009. Our net working capital was $42.6 million at November 30, 2008 and our current ratio was 2.98 to 1.00 at the end of fiscal 2008. In fiscal 2008, our working capital and current ratio were negatively impacted by $8.0 million of net borrowings under our domestic line of credit, which were used to fund our cash purchase price for the acquisition of SatCon and partially fund our stock repurchase program.

In fiscal year 2010, we expended $6.4 million for capital additions and improvements. Of this amount, $1.8 million was for leasehold improvements to a facility in Marlborough, Massachusetts. This newly leased facility is being used by our Microwave Components and Systems Business to consolidate certain microwave operations, as well as increase manufacturing capabilities and efficiencies. The remainder of our 2010 capital expenditures principally relate to production expansion and improvements, particularly for our Advanced Specialty Products Business. Our capital expenditures for property, plant and equipment were $4.0 million in 2009, including $2.3 million in our Microwave Components and Systems Business. These capital expenditures primarily relate to production capacity and other manufacturing enhancements. Our capital expenditures for property, plant and equipment were $4.4 million in 2008, including $1.9 million in our Microwave Components and Systems Business and $1.4 million in our Advanced Specialty Products Business. The balance of our 2008 capital expenditures consists of normal replacements and enhancements of manufacturing equipment.

At November 30, 2010, we had not entered into any material commitments for additional capital expenditures. We currently expect our aggregate capital expenditures in fiscal 2011 to approximate our fiscal 2010 levels.

In October 2010, we acquired all of the outstanding common stock of Summit. The purchase price for Summit (net of cash received) was $5.4 million. In June 2010, we acquired substantially all of the assets and assumed certain liabilities of Sage Labs. The aggregate purchase price for Sage Labs was $6.5 million. The purchase prices for Summit and Sage Labs were primarily funded by borrowings under our domestic line of credit. Also in June 2010, we acquired certain inventories, equipment, and a fully paid non-royalty bearing license to manufacture and sell certain products using intellectual property owned by DRS. The aggregate purchase price was $1.4 million, which was primarily funded from available cash reserves. In November 2009, we acquired substantially all of the assets and assumed certain liabilities of Micro Networks. The aggregate cash purchase price for Micro Networks was $12.9 million, which was partially funded by borrowings of $7.0 million under our domestic line of credit. We utilized our existing cash reserves to satisfy the balance of the purchase price. In September 2008, we acquired substantially all of the assets and assumed certain liabilities of SatCon. The cash purchase price for SatCon was $5.6 million, which was substantially funded by borrowings under our domestic line of credit.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the years ended November 30, 2010 and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2009, we did not repurchase any of our Common Stock. In 2008, we repurchased 1,001,479 shares at an aggregate cost of $8.2 million. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

Research and development expenditures, which encompass the personnel and related expenses devoted to developing new products and processes, amounted to $5.6 million in 2010, $4.4 million in 2009, and $3.7 million in 2008. We expect to continue our investment in research and development in 2011, as we continuously enhance existing product lines, design new products and processes, and increase our participation in emerging markets.

Income taxes paid during the fiscal years ended November 30, 2010, 2009, and 2008 amounted to $4.2 million, $3.5 million, and $6.8 million, respectively. As a result of certain temporary differences and 2010 prepayments, we expect cash outlays for income taxes to be less than income tax expense for fiscal 2011.

As of November 30, 2010, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$480	$70	$75	$80	$80	$85	$90
Operating leases	8,667	1,914	1,823	1,419	1,310	937	1,264

Current financial resources, including working capital and existing lines of credit, and anticipated funds from operations are expected to be sufficient to meet operating cash requirements throughout fiscal year 2011, including scheduled long-term debt repayment, lease commitments, planned capital expenditures, research and development expenses, and possible stock repurchases. There can be no assurance, however, that unplanned capital replacement or other future events will not require us to seek additional debt or equity financing and, if so required, that it will be available on terms acceptable to us.

Net cash provided by operating activities was $19.5 million in 2010, $19.0 million in 2009, and $9.8 million in 2008. This increase in operating cash flow primarily reflects our enhanced profitability and changes in working capital requirements. In 2008, our operating cash flow was negatively impacted by a $3.3 million growth in inventories, principally reflecting replenishment of ceramic component safety stocks and additional work-in-process inventories in support of our increased production requirements.

At November 30, 2010, goodwill represented 29.1% of our total assets and 35.4% of our stockholders’ equity. In addition to a total of $10.2 million of goodwill recognized in connection with our recent acquisitions of Summit, Sage Labs, Micro Networks, and SatCon, another $35.7 million of goodwill was realized in earlier acquisitions. In accordance with current accounting guidance, we have performed the required annual impairment tests of goodwill (as of September 1 of each fiscal year) and determined that no impairment loss need be recognized in the years ended November 30, 2010, 2009, and 2008.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to the Euro and British Pound Sterling, we occasionally enter into forward currency exchange contracts. At November 30, 2010, we did not have any forward currency exchange contracts outstanding. For each of the three years ended November 30, 2010, currency exchange rate gains and losses were not material to the consolidated financial statements.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At November 30, 2010, no interest rate swap agreements were outstanding.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2010, remediation expenditures of $2.2 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $713,000, which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense. Based on the current remediation plan, $280,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impact of Inflation

In recent years, inflation has not had a significant impact on our operations. However, we continuously monitor operating price increases, particularly in connection with the supply of precious metals used in our manufacturing of certain ceramic capacitors and microwave products. To the extent permitted by competition, we pass increased costs on to our customers by increasing sales price over time. Sales price increases, however, were not significant in any of the years presented herein.

Recent Accounting Pronouncements

ASC 805-10, “Business Combinations”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, “Business Combinations”. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 changes the accounting treatment for certain specific items, including acquisition-related costs and restructuring costs associated with the acquisition. This accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. During the year ended November 30, 2010, we incurred acquisition-related costs of $418,000 in connection with three business acquisitions. In accordance with the provisions of ASC 805-10, these acquisition-related costs were charged to general and administrative expense in the accompanying consolidated statements of income.

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”

In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this accounting guidance, effective December 1, 2009, did not have any impact on our consolidated financial condition, results of operations, and cash flows for the year ended November 30, 2010.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805-10, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this accounting guidance, effective December 1, 2009, did not have any impact on our consolidated financial condition, results of operations, and cash flows for the year ended November 30, 2010.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At November 30, 2010, our allowance for doubtful accounts was $955,000 or approximately 3.6% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2011. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At November 30, 2010, we had recorded inventory reserves in the aggregate amount of $1.5 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and several foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

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

The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included herein:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Control, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Control, Inc. and subsidiaries at November 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spectrum Control, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 10, 2011

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2010 AND 2009

(Dollar Amounts in Thousands)

	2010	2009
Assets
Current assets
Cash and cash equivalents	$2,754	$6,090
Accounts receivable, less allowances of $955 in 2010 and $815 in 2009	25,892	22,623
Inventories, net	39,549	34,223
Deferred income taxes	1,681	1,425
Prepaid expenses and other current assets	1,143	2,434

Total current assets	71,019	66,795

Property, plant and equipment, net	29,210	26,383

Other assets
Goodwill	45,867	44,995
Other noncurrent assets	11,526	5,556

Total other assets	57,393	50,551

Total assets	$157,622	$143,729

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$1,000	$7,000
Accounts payable	7,527	7,124
Income taxes payable	754	-
Accrued liabilities	6,572	5,366
Current portion of long-term debt	70	65

Total current liabilities	15,923	19,555

Long-term debt	410	480
Other liabilities	433	728
Deferred income taxes	11,129	9,542

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,796,157 shares in 2010 and 14,343,335 shares in 2009	52,768	48,919
Retained earnings	88,007	75,164
Treasury stock, 1,677,479 shares in 2010 and 2009, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	740	1,129

Total stockholders’ equity	129,727	113,424

Total liabilities and stockholders’ equity	$157,622	$143,729

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2010, 2009, AND 2008

(Amounts in Thousands Except Per Share Data)

	2010	2009	2008
Net sales	$163,936	$132,306	$130,694

Cost of products sold	119,809	97,946	97,932

Gross margin	44,127	34,360	32,762

Selling, general and administrative expense	23,693	20,756	19,418

Income from operations	20,434	13,604	13,344

Other income (expense):
Interest expense	(100)	(190)	(369)
Other income and expense, net	(30)	(26)	505

	(130)	(216)	136

Income before provision for income taxes	20,304	13,388	13,480

Provision for income taxes	7,461	4,828	4,629

Net income	$12,843	$8,560	$8,851

Earnings per common share:
Basic	$1.00	$0.68	$0.68

Diluted	$0.98	$0.67	$0.67

Weighted average common shares outstanding:
Basic	12,849	12,604	13,069

Diluted	13,138	12,739	13,189

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2010, 2009, AND 2008

(Dollar Amounts in Thousands)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Earnings	Stock	Income (Loss)	Equity
Balance - November 30, 2007	14,128,914	$46,950	$57,753	$(3,628)	$793	$101,868
Net income	-	-	8,851	-	-	8,851
Foreign currency translation adjustments	-	-	-	-	(148)	(148)

Comprehensive income	-	-	-	-	-	8,703

Issuance of common stock upon exercise of employee stock options	151,733	816	-	-	-	816
Purchase and retirement of common stock	(31,875)	(302)	-	-	-	(302)
Purchase of common stock, held in treasury	-	-	-	(8,160)	-	(8,160)
Tax benefits from exercise of stock options	-	102	-	-	-	102
Equity-based compensation	-	264	-	-	-	264

Balance - November 30, 2008	14,248,772	47,830	66,604	(11,788)	645	103,291
Net income	-	-	8,560	-	-	8,560
Foreign currency translation adjustments	-	-	-	-	484	484

Comprehensive income	-	-	-	-	-	9,044

Issuance of common stock upon exercise of employee stock options	123,634	865	-	-	-	865
Purchase and retirement of common stock	(29,071)	(265)	-	-	-	(265)
Tax benefits from exercise of stock options	-	42	-	-	-	42
Equity-based compensation	-	447	-	-	-	447

Balance - November 30, 2009	14,343,335	48,919	75,164	(11,788)	1,129	113,424
Net income	-	-	12,843	-	-	12,843
Foreign currency translation adjustments	-	-	-	-	(389)	(389)

Comprehensive income	-	-	-	-	-	12,454

Issuance of common stock upon exercise of employee stock options	589,599	3,976	-	-	-	3,976
Purchase and retirement of common stock	(136,777)	(1,825)	-	-	-	(1,825)
Tax benefits from exercise of stock options	-	1,085	-	-	-	1,085
Equity-based compensation	-	613	-	-	-	613

Balance - November 30, 2010	14,796,157	$52,768	$88,007	$(11,788)	$740	$129,727

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2010, 2009, AND 2008

(Dollar Amounts in Thousands)

	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$12,843	$8,560	$8,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,423	4,944	4,447
Amortization	1,445	777	734
Deferred income taxes	627	1,310	557
Equity-based compensation	613	447	264
Tax benefits from exercise of stock options	(1,085)	(42)	(102)
Gain on insurance recoveries	-	(528)	-
Non-cash insurance recoveries	(295)	(250)	(479)
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(1,562)	2,668	2,810
Inventories	(2,630)	10	(3,290)
Prepaid expenses and other assets	1,765	272	(958)
Accounts payable and accrued liabilities	2,396	867	(3,009)

Net cash provided by operating activities	19,540	19,035	9,825

Cash Flows From Investing Activities:
Payments for acquired businesses, net of cash received	(13,350)	(12,938)	(5,587)
Insurance proceeds related to property, plant and equipment	-	1,180	-
Purchase of property, plant and equipment	(6,398)	(3,952)	(4,440)

Net cash used in investing activities	(19,748)	(15,710)	(10,027)

Cash Flows From Financing Activities:
Net proceeds (repayment) of short-term borrowings	(6,000)	(3,000)	8,000
Repayment of long-term debt	(65)	(487)	(99)
Payment of debt issuance costs	(235)	-	-
Net proceeds from issuance of common stock	2,151	600	514
Purchase of common stock	-	-	(8,160)
Tax benefits from exercise of stock options	1,085	42	102

Net cash provided by (used in) financing activities	(3,064)	(2,845)	357

Effect of exchange rate changes on cash	(64)	213	59

Net increase (decrease) in cash and cash equivalents	(3,336)	693	214

Cash and cash equivalents, beginning of year	6,090	5,397	5,183

Cash and cash equivalents, end of year	$2,754	$6,090	$5,397

The accompanying notes are an integral part of the consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended November 30, 2010

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

Derivative Financial Instruments

The Company occasionally enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales denominated in foreign currencies. The terms of the forward currency exchange contracts are generally nine months or less. These contracts are considered derivatives and are recognized on the consolidated balance sheet at fair value. Derivatives that are not considered effective hedges are adjusted to fair value through the consolidated statement of income. If the derivative is considered an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

Other Noncurrent Assets

Customer-related intangible assets (principally consisting of customer lists, sales order backlogs, and noncontractual customer relationships) acquired in business combinations are amortized to expense on a straight-line basis over estimated useful lives ranging from 3 to 10 years. Patents and patent rights are amortized to expense on a straight-line basis over periods not exceeding 17 years. Licenses for the use of intellectual property are amortized to expense on a straight-line basis over an estimated useful life of 6 years. The carrying value of these long-lived assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value. No impairment losses have been recognized in any of the periods presented herein.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Revenue is recognized when all significant contractual obligations have been met, the sales price is fixed and determinable, product has been delivered, and collection of the resulting receivable is reasonably assured. Product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point or Ex Works. Payments received from customers in advance of products shipped are recorded as deferred revenue until earned. Sales of consigned inventories are recorded when the customer has taken title and assumed the risks and rewards of ownership as specified in the customer’s purchase order or sales agreement. Sales to third party distributors are made under contractual agreements that allow for limited rights of return and replacement. The contractual agreements do not provide any price protection for unsold inventory held by the distributor. Service revenues are recorded when the related services are performed. Patent licensing fees are recorded when the related technology rights are transferred.

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

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $886,000 in 2010, $824,000 in 2009, and $786,000 in 2008.

Research and Development

Research and development costs are expensed as incurred. Research and development expense amounted to $5,564,000 in 2010, $4,425,000 in 2009, and $3,743,000 in 2008.

Equity - Based Compensation

For employee services received in exchange for equity awards (including employee stock options), the Company measures the related compensation cost based on the fair value of the awards. The fair value of each option granted under the Company’s stock option plans is determined, as of the date of grant, using the Black-Scholes option pricing model. Within this valuation model, expected volatilities are based upon the historical volatility of the Company’s stock, and historical data is used to estimate option exercise and employee terminations. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended November 30, 2010, 2009, and 2008, options to purchase the Company’s Common Stock were granted with the following weighted average assumptions:

	2010	2009	2008
Expected volatility	50.40%	46.90%	33.10%
Risk-free interest rate	2.20%	1.72%	2.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected option life in years	5.00	5.00	5.00
Fair value per share	$6.00	$2.52	$3.89

During the year ended November 30, 2010, options to purchase 266,104 shares of the Company’s Common Stock were granted. Of these awards, options for 171,052 shares vest ratably over a three year period and expire five years from the date of grant (the “Base Awards”). The remaining options granted for 95,052 shares have three year cliff vesting and an option term of five years (the “Performance-Based Awards”). Vesting of the Performance-Based Awards is contingent upon the Company achieving certain levels of future sales growth and profitability.

During the years ended November 30, 2009 and 2008, options to purchase 297,000 shares and 380,500 shares, respectively, of the Company’s Common Stock were granted, comprised solely of Base Awards. Options granted during the year ended November 30, 2008, included options for 191,000 shares at an exercise price of $15.00 per share (the “original options”). These options were subsequently modified by canceling all 191,000 of the original options and then concurrently replacing them with options for 95,500 shares at an exercise price of $9.30 per share (the “replacement options”). All other terms of the replacement options remained the same as the original options. The fair value of the replacement options was determined to be less than the fair value of the original options immediately before cancellation. Accordingly, no incremental compensation cost is being recognized for the modification of the original options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Base Awards, compensation expense is recognized on a straight-line basis over the requisite service period of the awards. For Performance-Based Awards, no compensation expense has been recognized in the accompanying consolidated financial statements. Compensation expense related to these Performance-Based Awards will be recognized in future periods if it becomes probable that the performance conditions will be met. At November 30, 2010, the maximum compensation expense for all Performance-Based Awards, which may be recognized in future periods, amounted to $562,000.

For the years ended November 30, 2010, 2009, and 2008, equity-based compensation expense (related solely to Base Awards) was as follows (in thousands):

	2010	2009	2008

Equity-based compensation expense	$613	$447	$264

The above amounts are included in selling, general and administrative expense in the accompanying consolidated statements of income.

At November 30, 2010, the total future equity-based compensation expense (related to nonvested Base Awards) is expected to be recognized as follows (in thousands):

2011	$735
2012	472
2013	288
2014	122
2015	-

$1,617

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

ASC 805-10, “Business Combinations”

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, “Business Combinations”. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Specifically, it establishes principles and requirements over how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 changes the accounting treatment for certain specific items, including acquisition-related costs and restructuring costs associated with the acquisition. This accounting guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year), with early adoption prohibited. During the year ended November 30, 2010, the Company incurred acquisition-related costs of $418,000 in connection with three business acquisitions. In accordance with the provisions of ASC 805-10, these acquisition-related costs were charged to general and administrative expense in the accompanying consolidated statements of income.

ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”

In April 2008, the FASB issued ASC 350-30-35, “Intangibles Other Than Goodwill – Subsequent Remeasurements”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These provisions apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Furthermore, these provisions remove the provision that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, these provisions require that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. This accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this accounting guidance, effective December 1, 2009, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the year ended November 30, 2010.

ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations – Recognition of Identifiable Assets and Liabilities and Any Noncontrolling Interests”, which applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805-10, “Business Combinations”. These provisions require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, the asset or liability shall be recognized at the acquisition date if it is probable that the asset existed or that a liability has been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. These provisions are effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s 2010 fiscal year). The adoption of this accounting guidance, effective December 1, 2009, did not have any impact on the Company’s consolidated financial condition, results of operations, and cash flows for the year ended November 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions

On October 29, 2010, the Company acquired all of the outstanding common stock of Summit Instruments, Inc. (“Summit”). Summit, based in Akron, Ohio, designs and manufactures inertia sensors and related products including analog and digital accelerometers, angular rate sensors, and inertial measurement systems. Summit’s products are used in numerous military and aerospace applications, as well as industrial test and measurement instrumentation. The acquisition significantly expands the Company’s sensors and controls product offerings and capabilities. In addition, the Company believes that its low-cost manufacturing capability and established sales channels will provide additional revenue opportunities and improved profitability for Summit products. These factors contributed to a purchase price resulting in the recognition of goodwill.

The cash purchase price for Summit (net of cash received) was $5,439,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which the Company believes approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The cash purchase price was primarily funded by borrowings under the Company’s domestic line of credit. In addition to the purchase price, the Company incurred acquisition-related costs of approximately $57,000, primarily consisting of legal and professional fees. These acquisition-related costs have been included in selling, general and administrative expense in the accompanying consolidated statement of income for the year ended November 30, 2010.

A preliminary allocation of the purchase price to the Summit assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$807
Inventories	687
Prepaid expenses and other current assets	26
Leasehold improvements	129
Machinery and equipment	425
Identifiable intangible assets	1,683
Accounts payable	(165)
Accrued liabilities	(169)
Income taxes payable	(232)
Deferred income taxes	(704)
Goodwill	2,952

$5,439

The Company expects a final allocation of the Summit purchase price to be completed in the first six months of fiscal year 2011, upon receipt and review of all relevant and necessary information. The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and non-contractual customer relationships) will be amortized to expense over estimated useful lives ranging from 3 to 10 years, with a weighted average amortization period of 7.6 years. The Summit goodwill acquired has been assigned to the Company’s Sensors and Controls reportable operating segment. The Company does not expect the acquired goodwill to be amortizable or deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cash purchase price for Sage Labs was $6,512,000. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. Machinery and equipment values were determined by reference to undepreciated cost as of the date of acquisition, which the Company believes approximates fair value. The fair market values of identifiable intangible assets were determined by estimating the present value of future cash flows. The excess of the aggregate purchase price over the fair values of the net assets acquired was recognized as goodwill. The cash purchase price was primarily funded by borrowings under the Company’s domestic line of credit. In addition to the purchase price, the Company incurred acquisition-related costs of $361,000, primarily consisting of a transaction finders fee, legal services, and certain professional fees. These acquisition-related costs have been included in selling, general and administrative expense in the accompanying consolidated statements of income for the year ended November 30, 2010.

The allocation of the purchase price to the Sage Labs assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,175
Inventories	2,025
Prepaid expenses and other current assets	77
Leasehold improvements	301
Machinery and equipment	846
Identifiable intangible assets	1,510
Accounts payable	(308)
Accrued liabilities	(332)
Goodwill	1,218

$6,512

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) are being amortized to expense over estimated useful lives ranging from three to ten years, with a weighted average amortization period of approximately 5.1 years. The goodwill acquired has been assigned to the Company’s Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15 year period.

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

The allocation of the purchase price to the DRS assets acquired is as follows (in thousands):

Inventories	$200
Machinery and equipment	150
Identifiable intangible assets (license)	1,050

$1,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of the acquisitions enumerated above (Summit, Sage and DRS) have been included in the accompanying consolidated financial statements since the dates of acquisition, with aggregate revenues from the three acquisitions of $6,414,000 included in consolidated net sales for the year ended November 30, 2010. The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions had occurred on December 1, 2008 (in thousands, except per share data):

	2010	2009
Net sales	$177,032	$151,569
Net income	14,289	9,494
Earnings per common share:
Basic	1.10	0.75
Diluted	1.08	0.75

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

On November 30, 2009, the Company acquired substantially all of the assets and assumed certain liabilities of Micro Networks Corporation (“Micro Networks”). Micro Networks, with operations in Worcester, Massachusetts and Auburn, New York, designs and manufactures high-performance data conversion products, custom modules, and a broad line of filters, oscillators, and delay lines based on surface acoustic wave (“SAW”) technology. Micro Networks’ products also include integrated microwave assemblies with hybrid circuit design, precision bulk acoustic wave delay lines and synthesizers. The Company believes that these products and related SAW technology, which are used predominantly in defense and aerospace applications, are a natural complement and extension to its existing Microwave Components and Systems business segment. The Company also believes that its vertical manufacturing processes, low-cost manufacturing capabilities, and established military sales channels will provide additional revenue opportunities and improved profitability for Micro Networks’ products. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

On November 30, 2009, the Company recorded a preliminary allocation of the Micro Networks purchase price. In fiscal year 2010, upon the receipt and review of all relevant and necessary information, a final allocation of the purchase price was completed which primarily resulted in a decrease of $3,298,000 to goodwill and an increase of $3,320,000 to customer-related intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The final allocation of the purchase price to the Micro Networks assets acquired and liabilities assumed is as follows (in thousands):

Accounts receivable	$1,027
Inventories	3,387
Prepaid expenses and other current assets	19
Land	83
Building	517
Machinery and equipment	172
Accounts payable	(188)
Accrued liabilities	(285)
Identifiable intangible assets	3,320
Goodwill	4,886

$12,938

The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and noncontractual customer relationships) are being amortized to expense over estimated useful lives ranging from three to ten years, with a weighted average amortization period of approximately 9.1 years. The goodwill acquired has been assigned to the Company’s Microwave Components and Systems reportable operating segment. For tax purposes, the Company will amortize the acquired goodwill ratably over a 15 year period.

With the acquisition of Micro Networks occurring after the close of business on the last day of the Company’s 2009 fiscal year, no Micro Networks revenues or expenses have been included in the accompanying consolidated statement of income for the year ended November 30, 2009. The following unaudited pro forma consolidated financial information for the years ended November 30, 2009 and 2008, has been prepared as if the Micro Networks acquisition had occurred on December 1, 2007 (in thousands, except per share data):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Inventories

Inventories by major classification are as follows:

	November 30
	2010	2009
	(in thousands)

Finished goods	$6,637	$5,548
Work-in-process	14,192	12,576
Raw materials	18,720	16,099

	$39,549	$34,223

At November 30, 2010 and 2009, inventories are presented net of inventory reserves of $1,486,000 and $991,000, respectively.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	November 30
	2010	2009
	(in thousands)

Land and improvements	$2,380	$2,362
Buildings and improvements	16,039	15,841
Leasehold improvements	3,237	1,029
Machinery and equipment	50,851	45,045

	72,507	64,277
Less accumulated depreciation	43,297	37,894

	$29,210	$26,383

5.	Goodwill

Changes in the carrying amount of goodwill for the years ended November 30, 2010 and 2009, in total and for each reportable segment, are summarized as follows (in thousands):

	2010	2009
Goodwill, beginning of year	$44,995	$36,811
Goodwill acquired	4,170	8,184
Goodwill adjustment	(3,298)	-

Goodwill, end of year	$45,867	$44,995

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total

2010
Goodwill, beginning of year	$14,243	$23,046	$7,706	$44,995
Goodwill acquired	-	1,218	2,952	4,170
Goodwill adjustment	-	(3,298)	-	(3,298)

Goodwill, end of year	$14,243	$20,966	$10,658	$45,867

2009
Goodwill, beginning of year	$14,243	$14,862	$7,706	$36,811
Goodwill acquired	-	8,184	-	8,184

Goodwill, end of year	$14,243	$23,046	$7,706	$44,995

During the year ended November 30, 2010, the Company recorded goodwill in connection with its acquisitions of Summit and Sage Labs of $2,952,000 and $1,218,000, respectively. During the year ended November 30, 2009, the Company recorded $8,184,000 of goodwill in connection with its acquisition of Micro Networks, based upon a preliminary allocation of the related purchase price. As more fully described in Note 2 to the consolidated financial statements, the Company adjusted its preliminary allocation of the Micro Networks purchase price in fiscal year 2010 upon the receipt and review of all relevant and necessary valuation information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Noncurrent Assets

Other noncurrent assets consist of the following:

	November 30
	2010	2009
	(in thousands)
Amortizable assets:
Customer-related intangibles	$11,846	$6,926
Licenses	1,050	-
Patents and patent rights	335	325
Debt issuance costs	273	38

	13,504	7,289
Less accumulated amortization	3,772	3,959

	9,732	3,330
Other assets:
Prepaid environmental liability insurance (see Note 10)	1,711	2,121
Deferred charges	83	105

	$11,526	$5,556

For the year ended November 30, 2010, the weighted average amortization period for customer-related intangibles was 8.5 years. For the years ended November 30, 2009 and 2008, the weighted average amortization period for customer-related intangibles was 8.0 years.

For the years ended November 30, 2010, 2009, and 2008, amortization expense was $1,445,000, $777,000 and $734,000, respectively. During each of the five years ending November 30, 2015, amortization expense is expected to approximate $1,982,000, $1,863,000, $1,522,000, $1,082,000, and $820,000, respectively.

7.	Short-Term Debt

Short-term debt consists of the following:

	November 30
	2010	2009
	(in thousands)

Notes payable – domestic line of credit (1)	$1,000	$7,000

Notes payable – foreign line of credit (2)	-	-

	$1,000	$7,000

(1)	In September 2010, the Company and its principal lending institution (the “Bank”) amended their domestic line of credit agreement, increasing the aggregate amount of the line of credit to $50,000,000. Borrowings under the amended agreement are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The Bank’s revolving credit commitment is scheduled to be permanently reduced in accordance with the following schedule: (i) $2,000,000 on December 31, 2010; (ii) $3,000,000 on June 30, 2011; and (iii) $5,000,000 on December 31, 2011. During the year ended November 30, 2010, weighted average borrowings under the revolving line of credit amounted to $3,967,000 with an average interest rate of 1.37% and maximum month-end borrowings of $8,000,000. During the year ended November 30, 2009, weighted average borrowings were $3,808,000 with an average interest rate of 2.04% and maximum month-end borrowings of $9,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At November 30, 2010, the Company was in compliance with all debt covenants. The amended line of credit agreement expires in September 2014.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,303,000 (Euro 1,000,000). During the years ended November 30, 2010 and 2009, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	November 30
	2010	2009
	(in thousands)

Accrued salaries and wages	$5,274	$4,365
Accrued environmental remediation costs (see Note 10)	280	278
Accrued interest	27	67
Accrued other expenses	991	656

	$6,572	$5,366

9.	Long-Term Debt

Long-term debt consists of the following:

	November 30
	2010	2009
	(in thousands)

Industrial revenue bonds	$480	$545

Less current portion	70	65

	$410	$480

The industrial revenue bonds bear interest at 5.36% and are collateralized by certain land and building and an irrevocable letter of credit issued by the Company, through its principal lending institution. The aggregate principal maturities of the bonds during each of the five years ending November 30, 2015, are $70,000 in 2011, $75,000 in 2012, $80,000 in 2013, $80,000 in 2014, and $85,000 in 2015. The bonds mature on December 1, 2015, with a final principal payment due on that date of $90,000.

10.	Other Liabilities

Other liabilities consist of the following:

	November 30
	2010	2009
	(in thousands)

Accrued environmental remediation costs	$713	$1,006

Less current portion	280	278

	$433	$728

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of November 30, 2010, remediation expenditures of $2,175,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $713,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $280,000 of the total remediation costs are expected to be incurred during the next twelve months.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At November 30, 2010 and 2009, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the years ended November 30, 2010, 2009, and 2008 was not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the years ended November 30, 2010 and 2009, no shares were repurchased under this program. During the year ended November 30, 2008, the Company repurchased 1,001,479 shares at an aggregate cost of $8,160,000. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

13.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance – November 30, 2007	$793

2008 Foreign currency translation adjustments	(148)

Balance – November 30, 2008	645

2009 Foreign currency translation adjustments	484

Balance – November 30, 2009	1,129

2010 Foreign currency translation adjustments	(389)

Balance – November 30, 2010	$740

14.	Insurance Recoveries

During the year ended November 30, 2009, the Company’s operating sites included a leased facility in Marlborough, Massachusetts (the “Marlborough Facility”) and an owned facility in Wesson, Mississippi (the “Wesson Facility”). In January 2009, the Marlborough Facility sustained wind damage to its roof which, in turn, resulted in water damage to certain machinery, equipment, and leasehold improvements. Also in January 2009, a small outbuilding at the Wesson Facility sustained a fire, destroying the outbuilding and certain plating equipment contained inside. The aggregate book value of the assets damaged or destroyed by these two involuntary conversions amounted to $652,000. In addition, the Company incurred costs of $106,000 for various clean-up, repairs and related outside services. Upon the settlement of all related insurance claims, the Company received aggregate insurance recoveries of $1,286,000. Accordingly, the Company recorded a net gain of $528,000 representing the excess of the insurance recoveries over the carrying value of the assets destroyed and related costs incurred. This credit has been included in selling, general and administrative expense in the Company’s consolidated statement of income for the year ended November 30, 2009.

15.	Other Income and Expense

Other income and expense for the years ended November 30, 2010, 2009, and 2008, consist of the following (in thousands):

	2010	2009	2008
Investment income	$9	$34	$178
Patent licensing fees	-	-	340
Loss on foreign currency transactions	(39)	(60)	(13)

	$(30)	$(26)	$505

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Income Taxes

For the years ended November 30, 2010, 2009, and 2008, income before income taxes consists of the following (in thousands):

	2010	2009	2008
U.S. operations	$19,557	$13,353	$13,414
Foreign operations	747	35	66

	$20,304	$13,388	$13,480

For the years ended November 30, 2010, 2009, and 2008, the provision for income taxes consists of the following (in thousands):

	2010	2009	2008
Current
U.S. Federal	$6,073	$3,033	$3,561
Foreign	210	(7)	(5)
State	551	492	514
Deferred
U.S. Federal	509	1,208	603
State	118	102	(44)

	$7,461	$4,828	$4,629

The difference between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate in effect for the years ended November 30, 2010, 2009, and 2008, consists of the following (in thousands):

	2010	2009	2008
Statutory federal income tax	$7,106	$4,686	$4,718
State income taxes, net of federal tax effect	435	386	305
Research activities tax credit	-	(151)	(193)
Domestic production activities deduction	(210)	(175)	(186)
Foreign tax rates	(51)	(19)	(28)
Other items	181	101	13

	$7,461	$4,828	$4,629

Excess tax benefits realized upon the exercise of non-qualified stock options and disqualified incentive stock options are credited directly to stockholders’ equity. For the years ended November 30, 2010, 2009, and 2008, these tax benefits and related credits to stockholders’ equity amounted to $1,085,000, $42,000, and $102,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	November 30
	2010	2009

	(in thousands)
Deferred tax assets:
Amortization of intangible assets	$803	$552
Inventory valuation	695	521
Accrued compensation	666	638
Allowance for doubtful accounts	341	284
Other	25	-

Deferred tax assets	2,530	1,995

Deferred tax liabilities:
Amortization of intangible assets	6,418	4,997
Depreciation of plant and equipment	3,180	2,898
Investment in subsidiaries	2,359	2,199
Other	21	18

Deferred tax liabilities	11,978	10,112

Net deferred tax liabilities	$(9,448)	$(8,117)

	November 30
	2010	2009
	(in thousands)

Net deferred tax assets:
Current	$1,681	$1,425

Net deferred tax liabilities:
Noncurrent	(11,129)	(9,542)

	$(9,448)	$(8,117)

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At November 30, 2010, the aggregate undistributed earnings of the foreign subsidiaries amounted to $5,092,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at November 30, 2010 or 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2010, 2009, and 2008, a reconciliation of beginning and ending unrecognized tax benefits is as follows (in thousands):

Balance at December 1, 2007	$68
Increases related to current year tax positions	65

Balance at November 30, 2008	133
Increases related to current year tax positions	50

Balance at November 30, 2009	183
Increases related to current year tax positions	4
Decreases related to prior year tax positions	(39)

Balance at November 30, 2010	$148

The Company’s unrecognized tax benefits relate to certain U.S. tax credits and state income tax matters. As of November 30, 2010, 2009, and 2008, the Company’s unrecognized tax benefits of $148,000, $183,000 and $133,000, respectively, would affect the Company’s effective tax rate if recognized.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the years presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal income tax returns filed for the tax years 2006 to present, and the tax year 2003 to present for most state income tax returns. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2006 to the present.

17.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	2010	2009	2008

Numerator for basic and diluted earnings per common share (in thousands):
Net income	$12,843	$8,560	$8,851

Denominator for basic earnings per common share (in thousands):
Weighted average shares outstanding	12,849	12,604	13,069

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	12,849	12,604	13,069

Effect of dilutive stock options	289	135	120

	13,138	12,739	13,189

Earnings per common share:

Basic	$1.00	$0.68	$0.68

Diluted	$0.98	$0.67	$0.67

In 2009, options to purchase 105,500 shares of Common Stock, at a weighted average exercise price of $9.25 per share, were outstanding but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. In 2008, options to purchase 1,103,734 shares of Common Stock, at a weighted average exercise price of $7.48 per share, were similarly excluded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended November 30, 2010, 2009, and 2008, consists of the following (in thousands):

	2010	2009	2008

Cash paid during the year for:

Interest	$140	$244	$357
Income taxes	4,207	3,488	6,759

Liabilities assumed in connection with:

Business acquisitions	1,910	597	1,344

19.	Common Stock Options

The Company has two plans that provide for granting to officers, directors, employees and advisors options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant, and all unexercised options expire five years from the date of grant. Most options become exercisable ratably over a three year period (the “Base Awards”), while the exercisability of certain options is contingent upon the Company achieving specified levels of future sales growth and profitability (the “Performance-Based Awards”). At November 30, 2010, options to purchase 1,262,496 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the years ended November 30, 2010, 2009, and 2008, is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2007	1,065,967	$5.05 – 8.68	$6.93	$7,390,000
Granted during the year	380,500	8.38 – 15.00	11.94	4,545,000
Exercised during the year	(151,733)	5.05 – 8.68	5.38	(816,000)
Cancellations and forfeitures	(191,000)	15.00	15.00	(2,865,000)

Outstanding – November 30, 2008	1,103,734	6.31 – 9.30	7.48	8,254,000
Granted during the year	297,000	5.75 – 6.43	5.91	1,757,000
Exercised during the year	(123,634)	6.31 – 7.60	7.00	(865,000)
Cancellations and forfeitures	(215,000)	8.00 – 8.68	8.66	(1,862,000)

Outstanding – November 30, 2009	1,062,100	5.75 – 9.30	6.86	7,284,000
Granted during the year	266,104	12.72 – 13.91	13.01	3,461,000
Exercised during the year	(589,599)	6.31 – 9.30	6.74	(3,976,000)
Cancellations and forfeitures	(26,000)	5.75 – 12.72	9.65	(251,000)

Outstanding – November 30, 2010	712,605	$5.75 – 13.91	$9.15	$6,518,000

Exercisable:
November 30, 2010	49,165	$8.38 – 9.30	$8.78	$431,000

November 30, 2009	575,600	$6.31 – 7.60	$6.69	$3,848,000

November 30, 2008	656,598	$6.31 – 8.68	$7.37	$4,840,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable stock options at November 30, 2010:

Option Price	Number of Shares Under Option
Range Per Share	Outstanding	Exercisable
$5.75 – 6.00	216,000	-
6.01 – 7.00	72,000	-
8.01 – 9.00	90,667	28,000
9.01 – 10.00	79,834	21,165
12.01 – 13.00	188,404	-
13.01 – 13.91	65,700	-

At November 30, 2010, the weighted average remaining contractual life of outstanding options was 3.9 years. Of the options outstanding at November 30, 2010, 49,165 were fully vested with a weighted average exercise price of $8.78 per share, while options for 663,440 shares were unvested at a weighted average exercise price of $9.17 per share. Based upon a closing market price of $15.27 per share for the Company’s Common Stock on November 30, 2010, the aggregate intrinsic value of all outstanding options was $4,364,000, including an aggregate intrinsic value of $319,000 for all exercisable stock options. During the years ended November 30, 2010, 2009, and 2008, the aggregate intrinsic value of stock options exercised amounted to $4,031,000, $272,000, and $568,000, respectively.

20.	Employee Savings Plan

The Company has a savings plan, available to substantially all U.S. employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions up to a maximum of 2.5% of compensation and may, at its discretion, make additional contributions to the plan. The Company’s aggregate contribution to the plan was $809,000 in 2010, $635,000 in 2009, and $601,000 in 2008.

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

Although its products are used in many industries, the Company’s largest individual markets are military/defense and communications equipment. Accounts receivable from military/defense customers represented approximately 60% of total accounts receivable at November 30, 2010 and 2009. At November 30, 2010 and 2009, approximately 16% and 17%, respectively, of the Company’s accounts receivable were from customers in the communications equipment industry. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, but does not generally require advance payments or collateral. The Company maintains a provision for potential credit losses based upon the expected collectibility of all accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Reportable Operating Segments

The Company designs, develops and manufactures custom electronic components and systems. Although it provides a wide range of products to many industries worldwide, the Company’s largest markets are military/defense, communications, and medical/industrial equipment.

The Company’s current operations are conducted in four reportable segments: advanced specialty products; microwave components and systems; power management systems; and sensors and controls. The Company’s Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear positioning sensors, temperature sensing probes, thermistors, resistance temperature detector sensors, inertia sensors, inertial measurement systems, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented, the accounting policies and procedures used to determine segment income have been consistently applied. For the years ended November 30, 2010, 2009, and 2008, reportable segment information is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls	Total
2010
Revenue from unaffiliated customers	$51,155	$79,935	$12,069	$20,777	$163,936
Depreciation and amortization expense	1,895	3,699	304	870	6,768
Segment income	9,684	13,224	3,586	3,280	29,774
Segment assets
Tangible assets	20,642	31,768	2,496	9,047	63,953
Goodwill	14,243	20,966	-	10,658	45,867
Capital expenditures	2,013	3,435	221	546	6,215
2009
Revenue from unaffiliated customers	42,001	60,069	10,268	19,968	132,306
Depreciation and amortization expense	1,953	2,601	280	812	5,646
Segment income	5,332	10,021	2,758	3,448	21,559
Segment assets
Tangible assets	20,125	25,482	2,743	7,541	55,891
Goodwill	14,243	23,046	-	7,706	44,995
Capital expenditures	1,030	2,326	99	298	3,753
2008
Revenue from unaffiliated customers	52,060	45,942	9,879	22,813	130,694
Depreciation and amortization expense	1,990	1,977	258	875	5,100
Segment income	9,343	5,492	1,705	3,771	20,311
Segment assets
Tangible assets	21,966	21,052	2,854	7,239	53,111
Goodwill	14,243	14,862	-	7,706	36,811
Capital expenditures	1,367	1,896	432	719	4,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended November 30, 2010, 2009, and 2008, reconciliations of reportable segment information to the Company’s consolidated financial statements are as follows (in thousands):

Depreciation and amortization expense	2010	2009	2008

Total depreciation and amortization expense for reportable segments	$6,768	$5,646	$5,100
Unallocated amounts:
Depreciation and amortization expense related to general and administrative activities	100	75	81

Consolidated depreciation and amortization expense	$6,868	$5,721	$5,181

Income before provision for income taxes	2010	2009	2008

Total income for reportable segments	$29,774	$21,559	$20,311
Unallocated amounts:
General and administrative expense	(9,340)	(7,955)	(6,967)
Interest expense	(100)	(190)	(369)
Other income and (expense), net	(30)	(26)	505

Consolidated income before provision for income taxes	$20,304	$13,388	$13,480

Assets	2010	2009	2008

Total assets for reportable segments	$109,820	$100,886	$89,922
Unallocated amounts:
Cash and cash equivalents	2,754	6,090	5,397
Accounts receivable	25,892	22,623	24,043
Other current assets	2,824	3,859	3,991
Other noncurrent assets	16,332	10,271	11,431

Total consolidated assets	$157,622	$143,729	$134,784

Capital expenditures	2010	2009	2008

Total capital expenditures for reportable segments	$6,215	$3,753	$4,414
Unallocated amounts:
Capital expenditures related to general and administrative activities	183	199	26

Total consolidated capital expenditures	$6,398	$3,952	$4,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operations in the United States, Mexico, China and Germany. Sales are attributed to individual countries based on the location of the customer. The geographic distribution of sales and long-lived assets for 2010, 2009, and 2008 is as follows (in thousands):

2010	United States	Mexico	China	Germany	All Other Countries	Total

Revenue from unaffiliated customers	$135,174	$1,583	$2,635	$2,957	$21,587	$163,936
Long-lived assets:
Property, plant and equipment	28,316	91	788	15	-	29,210

2009

Revenue from unaffiliated customers	110,612	658	2,111	2,535	16,390	132,306
Long-lived assets:
Property, plant and equipment	25,164	116	1,086	17	-	26,383

2008

Revenue from unaffiliated customers	101,891	1,122	3,652	4,231	19,798	130,694
Long-lived assets:
Property, plant and equipment	25,599	71	1,558	22	-	27,250

In 2010, 2009, and 2008, the Company’s largest single customer (a prime supplier to the military/defense industry) represented 8%, 8% and 4%, respectively, of total consolidated net sales. Sales to this major customer consisted of various microwave components and systems, as well as certain advanced specialty products.

23.	Quarterly Financial Data (Unaudited)

	Year Ended November 30, 2010
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$37,870	$39,731	$43,613	$42,722
Gross margin	8,879	11,091	12,717	11,440
Net income	2,408	3,271	3,896	3,268
Earnings per common share:
Basic	0.19	0.26	0.30	0.25
Diluted	0.19	0.25	0.30	0.25

	Year Ended November 30, 2009
	First	Second	Third	Fourth
	(in thousands, except per share data)

Net sales	$33,117	$33,623	$31,477	$34,089
Gross margin	8,258	8,948	7,749	9,405
Net income	2,153	2,221	2,041	2,145
Earnings per common share:
Basic	0.17	0.18	0.16	0.17
Diluted	0.17	0.18	0.16	0.17

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

The Company has entered into several operating lease agreements, primarily relating to certain manufacturing facilities, computer equipment, and sales offices. These leases are noncancelable and expire on various dates through 2017. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental payments for all operating leases having initial or remaining noncancelable terms in excess of one year are as follow (in thousands):

2011	$1,914
2012	1,823
2013	1,419
2014	1,310
2015	937
Later Years	1,264

$8,667

Total rent expense under all operating leases amounted to $2,611,000 in 2010, $2,270,000 in 2009, and $2,157,000 in 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of November 30, 2010.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Control, Inc.

We have audited Spectrum Control, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spectrum Control, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, as stated in their report which is included herein. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Spectrum Control, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Control, Inc. and subsidiaries as of November 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010 of Spectrum Control, Inc. and subsidiaries and our report dated February 10, 2011, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 10, 2011

(e) Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors” and “Directors of the Company” on pages 4 and 5 of the registrant’s Proxy Statement for the annual meeting of shareholders to be held April 4, 2011 (the “Proxy Statement”) is incorporated herein by reference.

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

The following information is provided with respect to the executive officers of the Company:

Name of Officer	Age	Position

John P. Freeman	56	Senior Vice President, Chief Financial Officer

Lawrence G. Howanitz	58	Senior Vice President, Advanced Specialty Products

Robert J. McKenna	57	Senior Vice President, New Business and Resource Development

Richard A. Southworth	68	President, Chief Executive Officer

James F. Toohey	76	Secretary

Brian F. Ward	51	Senior Vice President, Sensors and Controls

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

The information set forth under “Securities Ownership” on pages 9 and 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Relationships and Related Transactions” on page 10 of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Appointment of the Company’s Auditors for the Fiscal Year 2011” on page 24 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	Financial Statements - The following consolidated financial statements of Spectrum Control, Inc. and subsidiaries are included in Part II, Item 8:

(2)	Financial Statement Schedules - The following financial statement schedule is submitted herewith for the periods indicated therein.

Schedule II - Valuation and Qualifying Accounts	76

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

1996 Non-Employee Directors’ Stock Option Plan, previously filed under Form S-8 on July 16, 1996, and incorporated herein by reference

Asset Purchase Agreement dated October 15, 2004, by and between Spectrum Control, Inc. and REMEC Inc., previously filed on October 15, 2004, as Exhibit 2.1 to Form 8-K, and incorporated herein by reference

Asset Purchase Agreement dated February 11, 2005, by and among Spectrum Microwave, Inc., Amplifonix, Inc., R. Lake Associates and Dr. Arthur Riben, previously filed on February 11, 2005, as Exhibit 10.1 to Form 8-K, and incorporated herein by reference

Asset Purchase Agreement effective November 30, 2009, by and among Spectrum Control, Inc., Spectrum Microwave, Inc., Micro Networks Corporation, Creative Electric, Inc., MNC Worcester Corporation, and Integrated Device Technology, Inc., previously filed on November 30, 2009, as Exhibit 10.1 to Form 8-K, and incorporated herein by reference

Asset Purchase Agreement effective June 18, 2010, by and among Spectrum Control, Inc., Spectrum Microwave, Inc., Sage Laboratories, Inc., and Ceralta Technologies, Inc., previously filed on June 18, 2010, as Exhibit 10.1 to Form 8-K, and incorporated herein by reference

Subsidiaries of the Company (21.1)	77-78

Consent of Ernst & Young LLP (23.1)	79

Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.1)	80

Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (31.2)	81

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32.1)	82

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spectrum Control, Inc.

	By:	/s/ Richard A. Southworth
February 10, 2011		Richard A. Southworth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bernard C. Bailey	Director	February 10, 2011

/s/ George J. Behringer	Director	February 10, 2011

/s/ James R. Foster	Principal Accounting Officer	February 10, 2011

/s/ John P. Freeman	Director, Chief Financial Officer	February 10, 2011

/s/ J. Thomas Gruenwald	Director	February 10, 2011

/s/ Charles S. Mahan, Jr.	Director	February 10, 2011

/s/ Gerald A. Ryan	Director	February 10, 2011

/s/ James F. Toohey	Director	February 10, 2011

Spectrum Control, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended November 30, 2010

(Amounts in Thousands)

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Year	Additions Charged to (Credited Against) Costs and Expenses	Deductions		Balance at End of Year

Year ended November 30, 2008:

Allowance for doubtful accounts	$971	$212	$250	(1)	$933

Reserve for excess and slow- moving inventories	$1,228	$1,506	$1,029	(2)	$1,705

Year ended November 30, 2009:

Allowance for doubtful accounts	$933	$(36)	$82	(1)	$815

Reserve for excess and slow- moving inventories	$1,705	$1,152	$1,866	(2)	$991

Year ended November 30, 2010:

Allowance for doubtful accounts	$815	$198	$58	(1)	$955

Reserve for excess and slow- moving inventories	$991	$1,341	$846	(2)	$1,486

(1)	Uncollectible accounts written off, net of recoveries

(2)	Inventories physically scrapped