Form 10-Q
period 2011-02-28
SPECTRUM CONTROL INC
filed 2011-03-30
CIK 92769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended February 28, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Number of Shares Outstanding as of March 15, 2011
Common, no par value	13,139,845

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar Amounts in Thousands)

	February 28, 2011	November 30, 2010
Assets
Current assets
Cash and cash equivalents	$3,746	$2,754
Accounts receivable, less allowances of $1,054 in 2011 and $955 in 2010	28,595	25,892
Inventories, net	39,270	39,549
Deferred income taxes	1,681	1,681
Prepaid expenses and other current assets	2,673	1,143

Total current assets	75,965	71,019

Property, plant and equipment, net	28,611	29,210

Other assets
Goodwill	45,867	45,867
Other noncurrent assets	11,010	11,526

Total other assets	56,877	57,393

Total assets	$161,453	$157,622

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$3,000	$1,000
Accounts payable	6,820	7,527
Income taxes payable	1,547	754
Accrued liabilities	4,499	6,572
Current portion of long-term debt	75	70

Total current liabilities	15,941	15,923

Long-term debt	335	410
Other liabilities	386	433
Deferred income taxes	11,273	11,129

Stockholders’ equity
Common stock, no par value, authorized 25,000,000 shares, issued 14,817,324 shares in 2011 and 14,796,157 shares in 2010	53,096	52,768
Retained earnings	91,292	88,007
Treasury stock, 1,677,479 shares in 2011 and 2010, at cost	(11,788)	(11,788)
Accumulated other comprehensive income	918	740

Total stockholders’ equity	133,518	129,727

Total liabilities and stockholders’ equity	$161,453	$157,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended February 28,
	2011	2010
Net sales	$41,209	$37,870

Cost of products sold	31,062	28,991

Gross margin	10,147	8,879

Selling, general and administrative expense	5,276	5,159

Income from operations	4,871	3,720

Other income (expense):
Interest expense	(41)	(47)
Other income and expense, net	(13)	34

	(54)	(13)

Income before provision for income taxes	4,817	3,707

Provision for income taxes	1,532	1,299

Net income	$3,285	$2,408

Earnings per common share:
Basic	$0.25	$0.19

Diluted	$0.25	$0.19

Average number of common shares outstanding:
Basic	13,123	12,695

Diluted	13,332	12,964

Dividends per common share	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Spectrum Control, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollar Amounts in Thousands)

	For the Three Months Ended February 28,
	2011	2010
Cash Flows From Operating Activities:
Net income	$3,285	$2,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,488	1,302
Amortization	447	221
Deferred income taxes	144	223
Equity-based compensation	184	120
Non-cash insurance recoveries	(47)	(33)
Changes in assets and liabilities:
Accounts receivable	(2,596)	(2,259)
Inventories	298	2,004
Prepaid expenses and other assets	(1,452)	472
Accounts payable and accrued expenses	(2,021)	(1,992)

Net cash provided by (used in) operating activities	(270)	2,466

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(885)	(1,206)

Net cash used in investing activities	(885)	(1,206)

Cash Flows From Financing Activities:
Net proceeds (repayment) of short-term borrowings	2,000	(3,000)
Repayment of long-term debt	(70)	(65)
Net proceeds from issuance of common stock	144	300

Net cash provided by (used in) financing activities	2,074	(2,765)

Effect of exchange rate changes on cash	73	(123)

Net increase (decrease) in cash and cash equivalents	992	(1,628)

Cash and cash equivalents, beginning of period	2,754	6,090

Cash and cash equivalents, end of period	$3,746	$4,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

SPECTRUM CONTROL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

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

The income tax rates utilized for interim financial statement purposes for the periods ended February 28, 2011 and 2010 are based on estimates of income and other pertinent tax matters for the entire year.

Management has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable events were identified, except as disclosed in Note 21 herein.

The condensed consolidated balance sheet at November 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2010.

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

Note 4 – Acquisition

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

$5,439

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects a final allocation of the Summit purchase price to be completed by June 30, 2011, upon receipt and review of all relevant and necessary information. The identifiable intangible assets (consisting of customer-related intangible assets such as customer lists, sales order backlog, and non-contractual customer relationships) are being amortized to expense over estimated useful lives ranging from 3 to 10 years, with a weighted average amortization period of 7.6 years. The Summit goodwill acquired has been assigned to the Company’s Sensors and Controls reportable operating segment. The Company does not expect the acquired goodwill to be amortizable or deductible for tax purposes.

For the three month period ended February 28, 2011, Summit product sales of $1,179,000 have been included in the accompanying condensed consolidated statement of income.

Note 5 – Equity-Based Compensation

The Company has two stock option plans that provide for granting to officers, directors, and employees options to purchase shares of the Company’s Common Stock. Under the plans, option prices are not less than the market price of the Company’s Common Stock on the date of the grant. The options become exercisable at varying dates and generally expire five years from the date of grant. At February 28, 2011, options to purchase 1,459,284 shares of Common Stock were available for grant under the Company’s stock option plans.

A summary of the Company’s stock option activity for the three month period ended February 28, 2011 is as follows:

	Number of Shares Under Option	Option Price
		Per Share	Weighted Average	Aggregate
Outstanding – November 30, 2010	712,605	$5.75 – 13.91	$9.15	$6,518,000
Granted during the period	-	-	-	-
Exercised during the period	(21,167)	5.75 – 9.30	6.78	(144,000)
Cancellations and forfeitures	-	-	-	-

Outstanding – February 28, 2011	691,438	$5.75 – 13.91	$9.22	$6,374,000

Exercisable – February 28, 2011	127,659	$8.38 – 9.30	$7.53	$962,000

The following table summarizes significant ranges of outstanding and exercisable stock options at February 28, 2011:

Option Price Range Per Share	Number of Shares Under Option
	Outstanding	Exercisable
$5.75 – 6.00	201,000	56,329
6.01 – 7.00	72,000	-
8.01 – 9.00	90,667	28,000
9.01 – 10.00	73,667	43,330
12.01 – 13.00	188,404	-
13.01 – 13.91	65,700	-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon a closing market price of $14.02 per share for the Company’s Common Stock at February 28, 2011, the aggregate intrinsic value of all outstanding stock options was $3,320,000, including an aggregate intrinsic value of $828,000 for all exercisable stock options. During the three month period ended February 28, 2011, stock options were exercised for 21,167 shares, which had an aggregate intrinsic value of $154,000. At February 28, 2011, the weighted average remaining contractual life of outstanding options was approximately 4.1 years.

The fair value of each option granted is determined, as of the date of grant, using the Black-Scholes option pricing model, with expected volatilities based upon historical volatility of the Company’s stock, and historical data used to estimate option exercise and employee terminations within the valuation model. In addition, risk-free interest rates within the contractual life of the options are based on the U.S. Treasury yield curve in effect at the time of grant. During the three month periods ended February 28, 2011 and 2010, no stock options were granted.

Most of the stock options granted by the Company vest ratably over a three year period ( the “Base Awards” ). The remaining stock options have three year cliff vesting, with vesting contingent upon the Company achieving certain levels of future sales growth and profitability ( the “Performance-Based Awards” ). For Performance-Based Awards, no compensation expense has been recognized in the accompanying condensed consolidated financial statements. Compensation expense related to these Performance-Based Awards will be recognized in future periods if it becomes probable that the performance conditions will be met. At February 28, 2011, the maximum compensation expense for all Performance-Based Awards, which may be recognized in the future, amounted to $562,000.

For the periods ended February 28, 2011 and 2010, equity-based compensation expense (related solely to Base Awards) was as follows (in thousands):

	Three Months Ended February 28,
	2011	2010
Equity-based compensation expense	$184	$120

The above amounts have been included in selling, general and administrative expense in the accompanying condensed consolidated statements of income.

At February 28, 2011, the total future equity-based compensation expense (related to nonvested Base Awards) is expected to be recognized as follows (in thousands):

2011	$551
2012	472
2013	288
2014	122
2015	-

$1,433

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 – Inventories

Inventories by major classification are as follows (in thousands):

	February 28, 2011	November 30, 2010
Finished goods	$6,668	$6,637
Work-in-process	14,271	14,192
Raw materials	18,331	18,720

	$39,270	$39,549

Inventories are presented net of aggregate inventory reserves of $1,647,000 at February 28, 2011 and $1,486,000 at November 30, 2010.

Note 7 – Property, Plant and Equipment

Property, plant and equipment by major classification are as follows (in thousands):

	February 28, 2011	November 30, 2010
Land and improvements	$2,380	$2,380
Buildings and improvements	16,052	16,039
Leasehold improvements	3,301	3,237
Machinery and equipment	51,686	50,851
	73,419	72,507
Less accumulated depreciation	44,808	43,297

	$28,611	$29,210

Note 8 – Goodwill

Changes in the carrying amount of goodwill for the period ended February 28, 2011, in total and for each reportable segment, are summarized as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Sensors and Controls	Total
Three Months Ended February 28, 2011
Goodwill, beginning of period	$14,243	$20,966	$10,658	$45,867
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-

Goodwill, end of period	$14,243	$20,966	$10,658	$45,867

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 – Other Noncurrent Assets

Other noncurrent assets by major classification are as follows (in thousands):

	February 28, 2011	November 30, 2010
Amortizable assets:
Customer-related intangibles	$11,846	$11,846
Licenses	1,050	1,050
Patents and patent rights	338	335
Debt issuance costs	273	273

	13,507	13,504
Less accumulated amortization	4,218	3,772

	9,289	9,732
Other assets:
Prepaid environmental liability insurance (see Note 12)	1,635	1,711
Deferred charges	86	83

Other noncurrent assets	$11,010	$11,526

For the period ended February 28, 2011, the weighted average amortization period for customer-related intangibles was 8.5 years.

For the periods ended February 28, 2011 and 2010, amortization of intangible assets was as follows (in thousands):

	Three Months Ended February 28,
	2011	2010
Amortization expense	$447	$221

For each of the five fiscal years ending November 30, 2015, amortization expense is expected to be $1,982,000, $1,863,000, $1,522,000, $1,082,000, and $820,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 – Short-Term Debt

Short-term debt consists of the following (in thousands):

	February 28, 2011	November 30, 2010
Notes payable – domestic line of credit (1)	$3,000	$1,000
Notes payable – foreign line of credit (2)	-	-

	$3,000	$1,000

(1)	The Company maintains a domestic line of credit with its principal lending institution ( the “Bank” ) in the aggregate amount of $50,000,000. Borrowings under the line of credit are secured by substantially all of the Company’s tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The Bank’s revolving credit commitment is scheduled to be permanently reduced in accordance with the following schedule: (i) $2,000,000 on March 31, 2011; (ii) $3,000,000 on September 30, 2011; and (iii) $5,000,000 on March 31, 2012. During the three month period ended February 28, 2011, weighted average borrowings under the revolving line of credit amounted to $4,044,000, with a weighted average interest rate of 2.51%, and maximum month-end borrowings of $5,000,000. During the three month period ended February 28, 2010, weighted average borrowings under the line of credit amounted to $6,900,000, with an average interest rate of 1.23%, and maximum month-end borrowings of $7,000,000. The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on the Company regarding additional indebtedness. At February 28, 2011, the Company was in compliance with all debt covenants. The current line of credit agreement expires in September 2014.

(2)	The Company’s wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating $1,376,000 (Euro 1,000,000). During the three month periods ended February 28, 2011 and 2010, no borrowings were outstanding under this line of credit arrangement. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Note 11 – Accrued Liabilities

Accrued liabilities by major classification are as follows (in thousands):

	February 28, 2011	November 30, 2010
Accrued salaries and wages	$3,199	$5,274
Accrued environmental remediation costs (see Note 12)	280	280
Accrued interest	13	27
Accrued other expenses	1,007	991

	$4,499	$6,572

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 – Other Liabilities

Other liabilities consist of the following (in thousands):

	February 28, 2011	November 30, 2010
Accrued environmental remediation costs	$666	$713
Less current portion	280	280

	$386	$433

The Company owns certain land and manufacturing facilities in State College, Pennsylvania. The property, which was acquired from Murata Electronics North America (“Murata”) in December 2005, consists of approximately 53 acres of land and 250,000 square feet of manufacturing facilities. Among other uses, the acquired facilities have become the design and manufacturing center for the Company’s ceramic operations.

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

Based upon its environmental review of the property, the Company recorded a liability of $2,888,000 to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2011, remediation expenditures of $2,222,000 have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $666,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2,888,000. The Company expects such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to the Company’s general and administrative expense.

Based on the Company’s current remediation plan, $280,000 of the total remediation costs are expected to be incurred during the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 – Treasury Stock

The Board of Directors has authorized the Company to repurchase up to $16,000,000 of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended February 28, 2011, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11,788,000. The repurchased shares are held as treasury stock.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from export sales, the Company maintains a foreign currency cash flow hedging program. Under this program, the Company occasionally hedges portions of its forecasted revenue denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies (primarily the Euro and British Pound Sterling), the decline in value of future foreign currency revenue is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts. At February 28, 2011, the Company did not have any material forward currency exchange contracts outstanding. Hedging ineffectiveness during the three month periods ended February 28, 2011 and 2010 was not material to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 – Income Taxes

For the three month periods ended February 28, 2011 and 2010, the Company’s effective income tax rate was 31.8% and 35.0%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates. In addition, on December 17, 2010, the “Tax Relief, Unemployment Insurance and Job Creation Act” was enacted into law. Among other provisions, the new law includes a one year retroactive and one year prospective extension of the research and development tax credit from January 1, 2010 through December 31, 2011. Accordingly, during the three month period ended February 28, 2011, the Company recorded a tax benefit of $183,000 associated with its retroactive application of the tax credit. Excluding this retroactive benefit, the Company’s effective tax rate would have been 35.6% for the three month period ended February 28, 2011.

A reconciliation of the Company’s unrecognized tax benefits, as of the beginning and end of the current period, is as follows (in thousands):

Balance at December 1, 2010	$148
Changes related to:
Prior year tax positions	-
Current year tax positions	61

Balance at February 28, 2011	$209

As of February 28, 2011, the Company’s unrecognized tax benefits of $209,000 (which relate to certain U.S. tax credits and state income tax matters) would affect the Company’s effective tax rate if recognized.

The Company’s practice is to recognize interest and penalties related to income tax matters as income tax expense. For each of the periods presented herein, there were no significant amounts accrued or charged to expense for tax-related interest and penalties.

Although no income tax examinations are currently in process, the Company is subject to possible income tax examinations for its U.S. federal and state income tax returns filed for the tax years 2006 to present. International tax statutes may vary widely regarding the tax years subject to examination, but generally range from 2006 to the present.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended February 28,
	2010	2010
Numerator for basic and diluted earnings per common share (in thousands):

Net income	$3,285	$2,408

Denominator for basic earnings per common share (in thousands):

Weighted average shares outstanding	13,123	12,695

Denominator for diluted earnings per common share (in thousands):

Weighted average shares outstanding	13,123	12,695

Effect of dilutive stock options	209	269

	13,332	12,964

Earnings per common share:

Basic	$0.25	$0.19

Diluted	$0.25	$0.19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 – Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended February 28,
	2011	2010

Net income	$3,285	$2,408

Foreign currency translation adjustments	178	(318)

Comprehensive income	$3,463	$2,090

The components of accumulated other comprehensive income are as follows (in thousands):

	February 28, 2011	November 30, 2010
Foreign currency translation adjustments	$918	$740

Note 18 – Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended February 28,
	2011	2010
Cash paid during the period for:

Interest	$55	$89
Income taxes	580	42

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 – Reportable Operating Segments

The Company designs, develops and manufactures custom electronic components and systems. Although it provides a wide range of products to many industries worldwide, the Company’s largest markets are military/defense, communications, and medical/industrial equipment.

The Company’s current operations are conducted in four reportable segments: advanced specialty products; microwave components and systems; power management systems; and sensors and controls. The Company’s Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, inertia sensors, inertial measurement systems, and related assemblies. The reportable segments are each managed separately because they manufacture and sell distinct products with different production processes.

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

For each period presented in the following tables, the accounting policies and procedures used to determine segment income have been consistently applied. Reportable segment information for the periods ended February 28, 2011 and 2010, is as follows (in thousands):

	Advanced Specialty Products	Microwave Components and Systems	Power Management Systems	Sensors and Controls	Total
Three Months Ended February 28, 2011
Revenue from unaffiliated customers	$11,959	$19,769	$3,048	$6,433	$41,209
Segment income	1,840	2,863	754	1,341	6,798

Three Months Ended February 28, 2010
Revenue from unaffiliated customers	11,673	17,832	3,872	4,493	37,870
Segment income	1,875	2,021	1,443	452	5,791

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of total reportable segment income to consolidated income before provision for income taxes for the periods ended February 28, 2011 and 2010 is as follows (in thousands):

	Three Months Ended February 28,
	2011	2010
Total income for reportable segments	$6,798	$5,791
Unallocated amounts:
General and administrative expense	(1,927)	(2,071)
Interest expense	(41)	(47)
Other income and (expense), net	(13)	34

Consolidated income before provision for income taxes	$4,817	$3,707

Note 20 – Contingencies

The Company is subject to certain legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial position, results of operations, or cash flows.

Note 21 – Subsequent Event

On March 28, 2011, the Company and API Technologies Corp. (“API”) announced that they have entered into a definitive merger agreement providing for the cash acquisition of the Company by API. API ( OTC Bulletin Board: ATNY.OB ) is a provider of secure communications, electronic components and subsystems, and contract manufacturing services to the global defense and aerospace industries. Pursuant to the terms of the definitive agreement, API will acquire 100% of the issued and outstanding equity of the Company for $20.00 per share for a total purchase price of approximately $270,000,000. The transaction is subject to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval of the Company’s shareholders. Upon closing of the transaction, the Company will operate as a wholly owned subsidiary of API.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in the Spectrum Control, Inc. and Subsidiaries annual report on Form 10-K for the fiscal year ended November 30, 2010. All references to “we”, “us”, “our”, or the “Company” in the following discussion and analysis mean Spectrum Control, Inc. and its Subsidiaries.

Overview

We design, develop and manufacture custom electronic components and systems. Although our components and systems are used in many industries worldwide, our largest individual markets are military/defense and communications equipment which represented 61% and 16%, respectively, of our sales for the three months ended February 28, 2011. Military/defense applications for our products include secure communications, smart weapons and munitions, countermeasures for improvised explosive devices, radar systems, military aircraft and vehicles, and missile defense systems. In communications, our products are used in numerous systems including optical networks, broadband switching equipment, global positioning systems, Wi-Fi, and wireless base stations. Other markets for our products include medical imaging equipment and instrumentation, industrial automation and controls, computers, IT hubs, commercial aerospace, and storage devices.

Our operations are currently conducted in four reportable segments: advanced specialty products; microwave components and systems; power management systems; and sensors and controls. Our Advanced Specialty Products Business designs and manufactures a broad range of products including antennas, specialty connectors, advanced ceramics, and electromagnetic interference (“EMI”) filters and interconnects. Our Microwave Components and Systems Business designs and manufactures microwave filters and components, high power amplifiers, oscillators, synthesizers, switched filter banks, and related systems and integrated assemblies. The Power Management Systems Business designs and manufactures custom AC and DC power distribution units, power outlet strips, power monitoring equipment, and our Smart Start power management systems. Our Sensors and Controls Business designs and manufactures rotary and linear precision potentiometers, temperature sensing probes, thermistors, resistance temperature detector sensors, precision accelerometers, angular rate gyros, and inertial measurement systems and related assemblies.

We recognize revenue when all significant contractual obligations have been met, the sales price is fixed and determinable, product has been delivered, and the collection of the resulting receivable is reasonably assured. As a result, product sales are generally recorded at the time of shipment when title passes under the terms FOB shipping point or Ex Works. Payments received from customers in advance of products shipped are recorded as deferred revenue until earned.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The results of operations of each of these acquired businesses have been included in our consolidated financial statements since their respective acquisition dates. Accordingly, our consolidated net sales for the three month periods ended February 28, 2011 and 2010 include the following amounts related to these acquired businesses (in thousands):

	2011	2010
Summit	$1,179	$-
Sage Labs	2,893	-

For operating segment purposes, Summit is included within our Sensors and Controls business segment and Sage Labs is included within our Microwave Components and Systems business segment.

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

Executive Summary

During the first quarter of fiscal 2011, our sales were $41.2 million, an increase of $3.3 million or 8.8% from the comparable period last year. This increase in sales primarily reflects the impact of Sage Labs and Summit product shipments of $2.9 and $1.2 million, respectively, during the first quarter of 2011. Sales of our power management systems were $3.0 million in the current quarter, compared to a record setting first quarter last year of $3.9 million. Excluding the impact of our recent business acquisitions and the normalization of sales for our power management systems, continued softness in our military/defense markets was substantially offset by increased shipments into our major commercial markets. For the first quarter of 2011, our total sales into commercial markets amounted to $16.0 million, up $1.3 million or 8.7% from the first quarter of fiscal 2010.

In the current quarter, our gross margin was $10.1 million or 24.6% of sales, compared to $8.9 million or 23.4% of sales for the same quarter last year. The increase in gross margin percentage principally reflects the leveraging of fixed overhead costs over greater sales volumes. Income from operations was $4.9 million or 11.8% of sales in the first quarter of fiscal 2011, compared to $3.7 million or 9.8% of sales for the comparable quarter of fiscal 2010.

Overall, we generated net income of $3.3 million or 25 cents per dilutive share in the first quarter of fiscal 2011, compared to net income of $2.4 million or 19 cents per dilutive share for the same period last year.

Our Board of Directors has authorized the Company to repurchase up to $16.0 million of the Company’s Common Stock at market prices. The amount and timing of the shares to be repurchased are at the discretion of management. During the three month period ended February 28, 2011, the Company did not repurchase any of its Common Stock. Since the inception of the stock buyback program, the Company has repurchased 1,677,479 shares at an aggregate cost of $11.8 million.

Net cash used by operating activities was $270,000 in the first three months of fiscal 2011, compared to $2.5 million of net cash generated by operations during the first three months of 2010. In 2011, net operating cash flow was negatively impacted by additional working capital requirements aggregating $4.0 million for accounts receivable and prepaid expenses, as well as a $2.0 million reduction in accounts payable and accrued liabilities. For the remainder of fiscal 2011, we expect our working capital requirements to stabilize or decrease as we implement various programs to improve accounts receivable and inventory turnover rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth certain financial data, as a percentage of net sales, for the periods ended February 28, 2011 and 2010:

	Three Months Ended February 28,
	2011	2010

Net sales	100.0%	100.0%

Cost of products sold	75.4	76.6

Gross margin	24.6	23.4

Selling, general and administrative expense	12.8	13.6

Income from operations	11.8	9.8

Other income (expense)

Interest expense	(0.1)	(0.1)

Other income and expense, net	-	0.1

Income before provision for income taxes	11.7	9.8

Provision for income taxes	3.7	3.4

Net income	8.0%	6.4%

The following table sets forth the Company’s net sales by reportable operating segments for the periods ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended February 28,
	2011	2010

Advanced Specialty Products	$11,959	$11,673

Microwave Components and Systems	19,769	17,832

Power Management Systems	3,048	3,872

Sensors and Controls	6,433	4,493

	$41,209	$37,870

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Quarter 2011 Versus First Quarter 2010

Net Sales

Our consolidated net sales were $41.2 million in the first quarter of fiscal 2011, an increase of $3.3 million or 8.8% from the comparable period last year. This increase in sales primarily reflects the impact of Sage Labs and Summit product shipments of $2.9 and $1.2 million, respectively, during the first quarter of 2011. Sales for our power management systems were $3.0 million in the first quarter of fiscal 2011, down $824,000 or 21.3% from their record level of shipments in the first quarter of fiscal 2010. Excluding the impact of our recent business acquisitions, continued softness in our military/defense markets was substantially offset by increased shipments into our major commercial markets.

Sales of our advanced specialty products were $12.0 million in the current quarter, compared to $11.7 million in the first quarter of fiscal 2010. This increase primarily reflects the impact of our new product offerings in specialty connectors and antennas. Our advanced specialty products are used in numerous industries including military/defense, medical equipment and instrumentation, industrial controls, and communication equipment.

Sales of our microwave products were $19.8 million in the current quarter, compared to $17.8 million in the first quarter of 2010. Excluding the impact of our current period Sage Labs product sales of $2.9 million, sales of our microwave products were down $956,000 or 5.4% from the same quarter of last year. This decrease reflects continued softness in the military/defense market, as many of our major defense OEM customers remain cautious by temporarily delaying placement of new orders and pushing-out certain delivery schedules. We currently believe that these market conditions may persist for several more months, before improving in the second half of fiscal 2011 when overall defense spending priorities and programs are clarified.

Sales of our power management systems were $3.0 million in the current quarter, compared to a record setting first quarter last year of $3.9 million. Demand remains strong for these products used in applications for data storage and networking systems. Sales of our sensors and controls amounted to $6.4 million in the first quarter of fiscal 2011, compared to $4.5 million during the same period a year ago. Excluding the impact of our current period Summit product sales of $1.2 million, sales increased $761,000 or 16.9% during the current period. Shipments for our sensors and control products were particularly strong for customers in our medical equipment, instrumentation, and industrial controls markets during the current quarter.

Total customer orders received in the first quarter of fiscal 2011 were $36.8 million, up $1.5 million or 4.3% from the $35.3 million received in the first quarter of fiscal 2010.

Overall, average selling prices remained relatively stable throughout all of our major product lines.

Gross Margin

In the first quarter of fiscal 2011, gross margin was $10.1 million or 24.6% of sales, compared to $8.9 million or 23.4% of sales for the same quarter last year. The increase in gross margin percentage principally reflects the leveraging of certain fixed overhead costs over greater sales volume.

During the current period, as a percentage of sales, material and labor costs remained relatively stable compared to the same period last year. Aggregate material and labor costs were $14.6 million or 35.4% of sales in the first quarter of fiscal 2011, compared to $13.3 million or 35.2% of sales for the same period last year. Total manufacturing overhead was $16.5 million or 40.0% of sales in the current quarter, versus $15.6 million or 41.4% of sales for the comparable period of fiscal 2010. This decrease, as a percentage of sales, principally reflects the leveraging of certain fixed overhead costs over greater sales volume, as well as certain reductions in facility-related costs.

At the end of the current period, we had a total workforce of 1,678 employees, up 2.9% from the end of last fiscal year. We expect to continuously review our organization and cost structure to enhance efficiencies, while maintaining flexibility for additional production requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expense

During the first quarter of fiscal 2011 and 2010, selling expense amounted to $2.8 million or 6.9% and 7.3% of sales, respectively. The reduction in selling expense as a percent of sales principally reflects the leveraging of fixed selling expenses over greater sales volume. Aggregate general and administrative expense was $2.4 million in the first quarter of fiscal 2011 and 2010. In 2011, additional amortization expense related to intangible assets was substantially offset by reductions in various discretionary spending.

Interest Expense

Overall, our interest expense remained relatively constant in the current period, compared to a year ago. Total interest expense in the first quarter of fiscal 2011 was $41,000, a decrease of $6,000 from the same period last year. During the quarter ended February, 28, 2011, weighted average borrowings under our domestic line of credit amounted to $4.0 million, with an average interest rate of 2.51%. During the quarter ended February, 28, 2010, weighted average borrowings under our domestic line of credit amounted to $6.9 million, with an average interest rate of 1.23%.

Income Taxes

For the three month periods ended February 28, 2011 and 2010, our effective income tax rate was 31.8% and 35.0%, respectively, compared to an applicable U.S. federal and state statutory income tax rate of 40.0%. Differences between the effective tax rate and U.S. statutory tax rate primarily arise from domestic production activities deductions, state tax provisions and foreign income tax rates. In addition, on December 17, 2010, the “Tax Relief, Unemployment Insurance and Job Creation Act” was enacted into law. Among other provisions, the new law includes a one year retroactive and one year prospective extension of the research and development tax credit from January 1, 2010 through December 31, 2011. Accordingly, during the three month period ended February 28, 2011, we recorded a tax benefit of $183,000 associated with the retroactive application of the tax credit. Excluding this retroactive benefit, our effective tax rate would have been 35.6% for the three month period ended February 28, 2011.

Liquidity, Capital Resources and Financial Condition

We maintain a domestic line of credit with our principal lending institution, PNC Bank, N.A. of Erie, Pennsylvania (the “Bank”), in the aggregate amount of $50.0 million. Borrowings under the line of credit are secured by substantially all of our tangible and intangible personal property, and bear interest at rates below the prevailing prime rate. The Bank’s revolving credit commitment is scheduled to be permanently reduced in accordance with the following schedule: (i) $2.0 million on March 31, 2011; (ii) $3.0 million on September 30, 2011; and (iii) $5.0 million on March 31, 2012. At February 28, 2011, $3.0 million was outstanding under this line of credit arrangement. The line of credit agreement contains certain covenants, the most restrictive of which require us to maintain designated minimum levels of net worth and profitability, and impose certain restrictions on us regarding additional indebtedness. At February 28, 2011 we were in compliance with all debt covenants. The current line of credit agreement expires in September 2014. Our ability to borrow in the future under this Bank credit facility is dependent on our ongoing compliance with the restrictive covenants. Whether we continue to comply with these covenants is largely dependent on our ability to attain certain levels of operating performance and profitability in the future, for which there can be no assurance.

Our wholly-owned German subsidiary maintains an unsecured Euro line of credit with a German financial institution aggregating approximately $1.4 million (Euro 1.0 million). At February 28, 2011, no borrowings were outstanding under this line of credit. Future borrowings, if any, will bear interest at rates below the prevailing prime rate and will be payable upon demand.

Our net working capital and current ratio increased during the current period. At February 28, 2011, we had net working capital of $60.0 million, compared to $55.1 million at November 30, 2010. At February 28, 2011, current assets were 4.77 times current liabilities, compared to 4.46 at the end of fiscal 2010. This increase in net working capital and current ratio primarily reflects accounts receivable increases of $2.7 million, from additional sales volume and slight increases to the average days sales outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our capital expenditures for property, plant and equipment amounted to $885,000 in the first three months of fiscal 2011. These capital expenditures were made across our four business segments to support manufacturing expansion and improvements, as well as routine replacement of older fixed assets. At February 28, 2011, we had not entered into any material commitments for additional capital expenditures.

We have adopted a stock repurchase program. Under this program, we may repurchase up to $16.0 million of the Company’s outstanding Common Stock. Acquired shares are to be purchased in the open market or through privately negotiated transactions at prevailing market prices. Funding for these repurchases is expected to come from available cash reserves and borrowings under our revolving line of credit facility. The amount and timing of the shares repurchased are based on our ongoing assessment of the Company’s capital structure, liquidity, and the market price of the Company’s Common Stock. The repurchased shares are held as treasury stock. During the first three months of fiscal 2011, no shares were repurchased. Since the inception of the stock repurchase program, 1,677,479 shares have been repurchased at a total cost of $11.8 million.

As of February 28, 2011, our obligations and firm commitments are as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$410	$-	$75	$80	$80	$85	$90

Operating leases	8,189	1,435	1,823	1,419	1,310	937	1,265

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

Net cash used by operating activities was $270,000 in the first three months of fiscal 2011, compared to $2.5 million of net cash generated by operations during the first three months of 2010. In 2011, net operating cash flow was negatively impacted by additional working capital requirements aggregating $4.0 million for accounts receivable and prepaid expenses, as well as a $2.0 million reduction in accounts payable and accrued liabilities. For the remainder of fiscal 2011, we expect our working capital requirements to stabilize or decrease as we implement various programs to improve accounts receivable and inventory turnover rates. In the first three months of fiscal 2011, we borrowed $2.0 million under our domestic line of credit to fund operations and capital expenditures of $885,000.

At February 28, 2011, the aggregate carrying value of goodwill was $45.9 million or 28.4% of our total assets and 34.4% of our total stockholders’ equity. On an annual basis (as of September 1 of each fiscal year), and when there is reason to suspect that the carrying value of goodwill has been diminished or impaired, goodwill is tested for impairment and a writedown of the asset may be necessary. For the three months ended February 28, 2011, no events occurred which would require impairment testing and no goodwill impairment losses were recognized.

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

Based upon our environmental review of the property, we recorded a liability of $2.9 million to cover probable future environmental expenditures related to the remediation, the cost of which is expected to be entirely covered by the insurance policy. As of February 28, 2011, remediation expenditures of $2.2 million have been incurred and charged against the environmental liability, with all such expenditures being reimbursed by the insurance carrier. The remaining aggregate undiscounted expenditures of $666,000 which are anticipated to be incurred over the next five years, principally consist of: (a) continued operation and monitoring of the existing on-site groundwater extraction, treatment, and recharge system; (b) completion of soil investigations to determine the extent of potential soil contamination; (c) excavation and off-site disposal of soil containing contaminates above acceptable standards; and (d) implementation of soil vapor extraction systems in certain areas. Depending upon the results of future environmental testing and remediation actions, it is possible that the ultimate costs incurred could exceed the current aggregate estimate of $2.9 million. We expect such increase, if any, to be entirely covered by the insurance policy. Insurance recoveries for actual environmental remediation costs incurred are recorded when it is probable that such insurance reimbursement will be received and the related amounts are determinable. Such insurance recoveries are credited to our general and administrative expense.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We evaluate the collectibility of our accounts receivable based on a combination of factors including an assessment of the customer’s financial condition and the length of time a receivable is past due. At February 28, 2011, our allowance for doubtful accounts was $1.1 million or 3.6% of our aggregate accounts receivable. In determining the adequacy of this allowance, we have assumed that conditions in our major served markets (military/defense, communications equipment, and medical/industrial instrumentation) will not significantly deteriorate during fiscal 2011. If current economic and market conditions do significantly deteriorate, our customers may not be able to meet their financial obligations to us. Accordingly, our estimate of the recoverability of amounts due us could be reduced by a material amount.

At February 28, 2011, we had recorded inventory reserves in the aggregate amount of $1.6 million for excess and slow-moving items. In determining the adequacy of these reserves, we considered numerous factors including current customer forecasts and estimated usage. Should these forecasts and estimates change due to market, technological or other factors, the net realizable value of our inventories may be materially less than our current carrying values.

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

Subsequent Event

On March 28, 2011, the Company and API Technologies Corp. (“API”) announced that they have entered into a definitive merger agreement providing for the cash acquisition of the Company by API. API ( OTC Bulletin Board: ATNY.OB ) is a provider of secure communications, electronic components and subsystems, and contract manufacturing services to the global defense and aerospace industries. Pursuant to the terms of the definitive agreement, API will acquire 100% of the issued and outstanding equity of the Company for $20.00 per share for a total purchase price of approximately $270 million. The transaction is subject to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval of the Company’s shareholders. Upon closing of the transaction, the Company will operate as a wholly owned subsidiary of API.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Certain of our European sales and related selling expenses are denominated in Euros, British Pounds Sterling, and other local currencies. In addition, certain of our operating expenses are denominated in Mexican Pesos and Chinese Yuan. As a result, fluctuations in currency exchange rates may affect our operating results and cash flows. To manage our exposure to these foreign currencies, we occasionally enter into forward currency exchange contracts. At February 28, 2011, no forward currency exchange contracts were outstanding. For each of the periods presented herein, currency exchange rate gains and losses were not material.

Interest Rate Exposure

We have market risk exposure relating to possible fluctuations in interest rates. From time to time, we utilize interest rate swap agreements to minimize the risks and costs associated with variable rate debt. We do not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions, and we have never experienced nonperformance by any counterparties to these agreements. At February 28, 2011, no interest rate swap agreements were outstanding.

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

(b) Change in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

The Company is exposed to certain risk factors that may affect future consolidated operating and financial results. In addition to the risk factors discussed within this quarterly report Form 10-Q, significant risk factors are described in the Company’s most recently filed annual report on Form 10-K. There have been no significant changes in the Company’s risk factors since November 30, 2010.

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

SPECTRUM CONTROL, INC.
(Registrant)

Date: March 30, 2011	By:	/s/ John P. Freeman
John P. Freeman, Senior Vice President and Chief Financial Officer